Form 10-Q
period 1995-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1995-08-11
CIK 355804

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
          (As last amended in Rel. No. 312905, eff. 4/26/93.)

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 1995

                                   or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

           For the transition period from.........to.........

                     Commission file number 0-11002


                   CONSOLIDATED CAPITAL PROPERTIES IV
      (Exact name of registrant issuer as specified in its charter)


         California                                       94-2768742
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                Issuer's telephone number (803) 239-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                 CONSOLIDATED CAPITAL PROPERTIES IV

                       CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                  (in thousands, except for unit data)




                                                    June 30,    December 31,
                                                      1995          1994

 Assets
      Cash and cash equivalents                     $  7,279     $  4,674

      Securities available for sale                    5,668        4,343

      Prepaid expenses and other assets                4,648        4,108
      Note and interest receivable                     1,171        1,189

      Real estate, net of accumulated
            depreciation and allowance
            for possible losses                       39,824       42,498

                                                    $ 58,590     $ 56,812


 Liabilities and Partners' Deficit

      Accounts payable and accrued expenses         $  2,880    $   2,502

      Notes and interest payable                      72,271       70,825

                                                      75,151       73,327
 Partners' Deficit

      General partners                                (5,868)      (5,866)

      Limited partners (342,783 and 342,825
            units outstanding in 1995 and 1994,
            respectively)                            (10,693)     (10,649)
                                                     (16,561)     (16,515)

                                                    $ 58,590     $ 56,812


       See Accompanying Notes to Consolidated Financial Statements

b)                 CONSOLIDATED CAPITAL PROPERTIES IV

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                    (in thousands, except unit data)


                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,


                                            1995      1994        1995        1994
 Revenues:
    Rental income                         $6,688    $ 7,066     $13,072     $14,094

    Interest and dividend income             245         98         363         162

       Total revenues                      6,933      7,164      13,435      14,256
 Expenses:

    Property operations                    3,271      4,107       6,321       8,386

    Depreciation and amortization          1,570      1,944       3,287       3,867

    Interest                               1,658      2,101       3,293       4,198
    Administrative                           411        220         830         452

       Total expenses                      6,910      8,372      13,731      16,903

    Income (loss) from operations             23     (1,208)       (296)     (2,647)

    Other income (Note E)                     --         --          --         195
       Income (loss) before
          extraordinary item                  23     (1,208)       (296)     (2,452)

 Extraordinary item-gain on
    refinancing (Note F)                      --         --         250          --

    Net income (loss)                     $   23    $(1,208)    $   (46)    $(2,452)

 Net income (loss) allocated
    to general partners (4%)              $    1    $   (48)    $    (2)    $   (98)
 Net income (loss) allocated
    to limited partners (96%)                 22     (1,160)        (44)     (2,354)

 Net income (loss)                        $   23    $(1,208)    $   (46)    $(2,452)

 Net income (loss) per weighted
    average limited partnership unit:

    Income (loss) before extraordinary
       item                               $  .06    $ (3.38)    $  (.83)     $(7.42)
    Other income                              --         --          --         .55

    Extraordinary item                        --         --         .70          --

 Net income(loss) per weighted
 average limited partnership unit         $  .06    $ (3.38)    $  (.13)     $(6.87)


       See Accompanying Notes to Consolidated Financial Statements

c)                 CONSOLIDATED CAPITAL PROPERTIES IV

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                              (Unaudited)

             For the Six Months Ended June 30, 1995 and 1994
                    (in thousands, except unit data)

                                            Limited
                                          Partnership   General      Limited
                                             Units     Partners      Partners     Total



Original capital contributions             343,106     $     1      $171,553    $171,554

Partners' deficit at December 31, 1993     342,839     $(6,335)     $(21,897)   $(28,232)
Abandonment of limited partnership
   units (Note G)                              (14)         --            --          --

Net loss for the six months ended
   June 30, 1994                                --         (98)       (2,354)     (2,452)


Partners' deficit at June 30, 1994         342,825     $(6,433)     $(24,251)   $(30,684)

Partners' deficit at December 31, 1994     342,783     $(5,866)     $(10,649)   $(16,515)
Net loss for the six months ended
   June 30, 1995                                --          (2)          (44)        (46)


Partners' deficit at June 30, 1995         342,783    $ (5,868)     $(10,693)   $(16,561)

       See Accompanying Notes to Consolidated Financial Statements

d)                 CONSOLIDATED CAPITAL PROPERTIES IV

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                       1995            1994
Cash flows from operating activities:

   Net loss                                          $   (46)        $(2,452)
   Adjustments to reconcile net loss to
      net cash provided by operating activities:

      Depreciation and amortization of
       discounts, loan costs and lease
       commissions                                     3,438           4,039

      Gain on refinancing                               (250)             --

      Change in accounts:
       Prepaid expenses and other assets                (534)           (315)

       Accounts payable and accrued expenses             368            (777)

       Note interest payable                             123             619

           Net cash provided by
               operating activities
                                                       3,099           1,114
Cash flows from investing activities:

   Property improvements and replacements               (606)           (832)

   Purchase of securities available for sale          (5,177)             --

   Proceeds from sale of securities available
      for sale                                         3,852             197
   Deposits to restricted escrows                       (436)             --

   Receipts from restricted escrows                      600              --

   Principal receipts on notes receivable                 18              --

           Net cash used in
               investing activities                   (1,749)           (635)

       See Accompanying Notes to Consolidated Financial Statements

                   CONSOLIDATED CAPITAL PROPERTIES IV

                               (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                       1995            1994
Cash flows from financing activities:

   Payments on notes payable                         $  (354)        $  (387)
   Repayment of notes payable                         (5,573)             --

   Proceeds from long-term borrowings                  7,500              --

   Loan costs                                           (318)             --

      Net cash provided by (used in)
       financing activities                            1,255            (387)
Net increase in cash and cash
   equivalents                                         2,605              92

Cash and cash equivalents at beginning of period       4,674           4,390

Cash and cash equivalents at end of period           $ 7,279         $ 4,482

Supplemental disclosure of cash
   flow information:
   Cash paid for interest                            $ 3,073         $ 3,407


       See Accompanying Notes to Consolidated Financial Statements

e)                 CONSOLIDATED CAPITAL PROPERTIES IV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Consolidated Capital Properties IV (the "Partnership").

Consolidation

   The Partnership's consolidated financial statements include the Partnership's equity interest in a joint-venture partnership which owns South Port Apartments. No minority interest has been reflected for the joint venture partnership because the minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest.

   The Partnership's financial statements include the accounts of certain wholly-owned limited partnerships: ConCap Citadel Associates, Ltd., Apartment Associates, Ltd., ConCap River's Edge Associates, Ltd., ConCap Stratford Associates, Ltd., Briar Bay Apartments Associates, Ltd., CCP IV Associates, Ltd., Greenbriar Associates, Ltd., Nob Hill Villa Associates, Ltd., and Overlook Associates, Ltd. The Partnership's financial statements also include the Partnership's majority interest in a joint-venture partnership and certain other single-asset limited partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits and money market funds and commercial paper with original maturities of three months or less.

Net Loss Per Weighted Average Limited Partnership Unit

   Net loss per weighted average Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 342,783 and 342,825 for the six months ended June 30, 1995 and 1994, respectively.

Presentation of Accounts

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Related Party Transactions

   The Partnership has paid the property management fees noted below based on collected gross rental revenues ("Rental Revenues") for property management services in each of the three and six months ended June 30, 1995 and 1994, respectively. For the three and six months ended June 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues were paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues were paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property
operations.   Prior to July 1993, day-to-day property management
services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for four additional Partnership properties in January 1994. In late December 1994, an affiliate of Insignia Financial Group, Inc., ("Insignia"), assumed day-to-day property management responsibilities for all of the Partnership's properties except for Lake Forest, Post Ridge and South Port Apartments. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments.
   Fees paid to Insignia and affiliates for the six months ended June 30, 1995, and fees paid to PSI and Coventry for the six months ended June 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   For the Six Months Ended
                                                          June 30,
                                                   1995                1994
                                                        (in thousands)
Property management fees                          $607                $283

   The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the three and six months ended June 30, 1994, received reimbursements as reflected in the following table:


                                                   For the Six Months Ended
                                                           June 30,
                                                   1995                1994
                                                         (in thousands)

Reimbursement for services of affiliates          $434                $280

Note C - Chapter 11 Proceeding

Greenbriar Associates

   In December 1990, the Partnership ceased debt service on the note and interest payable secured by Greenbriar Apartments because the property's operations did not support scheduled debt service payments. As a result of the Partnership's non-performance under the terms of the mortgage note, the lien-holder moved to foreclose on the property in October 1991, and in December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. Property management services for the property were transferred to a management company employed by the lender in December 1991. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure, because Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan.

In July 1994, the deed was recorded and the property was transferred to the lienholder resulting in a net gain of approximately $9.5 million on the property disposition and extinguishment of debt.


Note D - Commitment and Contingencies

Commitment

   The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, and securities available for sale totalling approximately $12.9 million at June 30, 1995, exceeded the Partnership's reserve requirement of $8.6 million. Such cash reserves include $931,000 of cash and cash equivalents restricted for use at the Partnership's HUD-financed property.

Contingencies

   Approximately $14.3 million of nonrecourse debt secured by two of the Partnership's properties, Foothill Place Apartments and Chimney Hill Apartments, was due to mature in 1994. In July 1994, the Partnership exercised its option to extend the notes' maturities until September 1995 by paying a 1% loan extension fee of $143,000 to the lender as provided for in the loan agreement. The Partnership intends to refinance the debt prior to the maturities; however, there is no assurance that the refinancings will be completed.

   Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market terms. The Partnership is currently negotiating with the lender to retire the existing indebtedness at a reduced rate, however, the outcome of this uncertainty cannot be predicted and the property could be lost to foreclosure if negotiations are not successful.
                                   10

   Greenbriar Associates, Ltd. ("Greenbriar Associates"), a wholly-owned limited partnership that holds fee title to the Greenbriar Apartments, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the District of Arizona, Bankruptcy Court, in December 1991. This Chapter 11 proceeding was dismissed in 1994.

   Lake Forest Apartments secures a mortgage note, which is guaranteed by the U.S. Department of Housing and Urban Development ("HUD"), and accrued interest totalling approximately $4.3 million at June 30, 1995. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.5 million at June 30, 1995, which was guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments. Since 1991, the Partnership remitted excess cash flow from the properties' operations to HUD as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party, and since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD.


Note E - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $23,000 and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


Note F - Note Refinancing

   In March of 1995, the General Partner refinanced two nonrecourse mortgage notes totalling approximately $5.8 million which were secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new $7.5 million mortgage note bears interest at 9.2% and matures in April 2005. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing. Through the refinancing, a capital improvement reserve of $218,750 was established and $298,000 in loan costs were incurred. These loan costs will be amortized over the life of the loan.

Note G - Abandoned Limited Partnership Units

   For the six months ended June 30, 1994, the number of Limited Partnership Units decreased by 14 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The net loss per weighted average Limited Partnership Unit in the accompanying Statements of Operations is calculated based on weighted average Units outstanding during the period.
                                   12

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of seventeen apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                                      Average
                                                     Occupancy

                                                   1995        1994
The Apartments
   Omaha, NE                                      95%          93%
Arbor East Apartments
   Nashville, TN                                  98%          98%

Briar Bay Racquet Club Apartments
   Miami, FL                                      92%          67%

Chimney Hills Apartments
   Marietta, GA                                   96%          99%

Citadel Apartments
   El Paso, Tx                                    95%          95%
Citadel Village Apartments
   Colorado Springs, CO                           97%          97%

Foothill Place Apartments
   Salt Lake City, UT                             97%          95%

Knollwood Apartments
   Nashville, TN                                  98%          97%

*Lake Forest Apartments
   Omaha, NE                                      98%          94%
Metro Centre Office Building
   Fountain Valley, CA                            57%          61%

Nob Hill Villa Apartments
   Nashville, TN                                  98%          99%

Overlook Apartments
   Memphis, TN                                    89%          96%

Point West Apartments
   Charleston, SC                                 90%          91%
Post Ridge Apartments
   Nashville, TN                                  97%          99%

                                   13

                                                      Average
                                                     Occupancy

                                                   1995        1994
 Rivers Edge Apartments
    Auburn, WA                                     92%          90%
 South Port Apartments
    Tulsa, OK                                      79%          84%

 Stratford Place Apartments
    Austin, TX                                     93%          90%

 Village East Apartments
    Cimarron Hills, CO                             99%          98%

*  Property is regulated by the U.S. Department of Housing and Urban
   Development.

   The Briar Bay Racquet Club Apartments was devastated by Hurricane Andrew, which resulted in the unusually low occupancy experienced for the six months ended June 30, 1994. Through the restorations and refurbishments done at the property, the occupancy has significantly increased. The Overlook and South Port Apartment properties experienced decreases in occupancy for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, due to increased competition in their respective markets. The Metro Centre Office Building's decrease in occupancy is due to the current poor economic conditions in the Southern California area.

   The Partnership realized a loss from operations of $296,000 for the six months ended June 30, 1995, compared to a loss from operations of $2,647,000 for the six months ended June 30, 1994. For the three months ended June 30, 1995 and 1994, respectively, the Partnership realized income from operations of $23,000 compared to a loss from operations of $1,208,000. The decreased net loss is due primarily to the foreclosure of the Greenbriar and Westwood Apartments and the sale of the Denbigh Woods Apartments during the third quarter of 1994.

   Rental income decreased for the six and three months ended June 30, 1995, as compared to the six and three months ended June 30, 1994, due primarily to the sales and foreclosure mentioned above. The decreased rental income was partially offset by increased occupancy at the Briar Bay Racquet Club Apartments and rental increases at several of the Partnership's apartment properties for the six months ended June 30, 1995. Interest and dividend income increased for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, due to higher cash balances being available for investment in 1995. Also, dividends of $61,000 were received on the Partnership's investment in Southmark Preferred Stock in June 1995.

   Property operations, depreciation and amortization and interest expense decreased for the six and three months ended June 30, 1995, as compared to the six and three months ended June 30, 1994, due primarily to the disposition of Greenbriar, Westwood and Denbigh Woods Apartments in the third quarter of 1994. The decrease in property operations was also due to decreased repairs and maintenance and utility expenses associated with the Partnership's remaining properties. Administrative expenses increased for the six and three months ended June 30, 1995, compared to the six and three months ended June 30, 1994, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers (See Part II Item 1. Legal Proceedings for further discussion.) The increase in administrative expenses was also affected by increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to approximately $306,000 for the six months ended June 30, 1995.

   The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects overall administrative expense to be reduced significantly after the second quarter of 1995 once the transition efforts are completed.

   Other income realized in the six months ended June 30, 1994, is due to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note E to the Consolidated Financial Statements in Item 1).

   The gain on refinancing realized for the six months ended June 30, 1995, is due to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.20% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   As of June 30, 1995, the Partnership had cash and cash equivalents of approximately $7.3 million as compared to approximately $4.4 million at June 30, 1994. Net cash provided by operating activities increased due to the absence of negative cash flows from the properties disposed of in 1994, as mentioned above, and an increase in accounts payable and accrued expenses at the remaining properties. Net cash used in investing activities increased primarily due to increased purchases of securities available for sale partially offset by the increased receipts from restricted escrows and proceeds from sales of securities. Net cash provided by financing activities increased as a result of the debt refinancing of Nob Hill Villa Apartments in March 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $71 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. No cash distributions were made in 1994 or during the six months ended June 30, 1995.

   On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit for Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,175 Units (18.72% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3.9 million.

   Approximately $14.3 million of nonrecourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments matured in 1994. The Partnership exercised its option to extend the debt maturities until September 1995 by paying a 1% loan extension fee of $143,000 to the current lender as provided for in the loan agreement. The Partnership is currently negotiating long-term refinancing of the mortgage debt on the two properties. No assurance can be given that the Partnership will be successful in its refinancing efforts. For the six months ended June 30, 1995, the properties which secure the debt generated aggregate net income of approximately $32,000 from aggregate revenues of approximately $2.7 million.

   Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. The Partnership is currently negotiating with the lender to retire the existing indebtedness at a reduced rate, however, the outcome of this uncertainty cannot be predicted and the property could be lost to foreclosure if negotiations are not successful. For the six months ended June 30, 1995, the Metro Centre Office Building generated a net loss of approximately $27,000 from revenues of approximately $165,000.

   Lake Forest Apartments secures a mortgage note, which is guaranteed by the U.S. Department of Housing and Urban Development ("HUD"), and accrued interest totalling approximately $4.3 million at June 30, 1995. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.5 million at June 30, 1995, which was guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments. Since 1991, the Partnership has remitted excess cash flow from the properties' operations to HUD as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party, and since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD.

Greenbriar Associates Chapter 11 Proceeding

   In December 1990, the Partnership ceased debt service on the note and interest payable of $12.7 million secured by Greenbriar Apartments because the property's operations did not support scheduled debt service payments. As a result of the Partnership's nonperformance under the terms of the mortgage note, the lien-holder moved to foreclose on the property in October 1991, and in December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. Property management services for the property were transferred to a management company employed by the lender in December 1991. During the pendency of its Chapter 11 proceeding, Greenbriar Associates has generated net cash from operations of $415,000 which is controlled, pursuant to Bankruptcy Court supervision, by the lender's management company. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure, because Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan. In July 1994, the deed was recorded and the property was transferred to the lender.

                      PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   In November of 1994, C.E. and Berniece Patterson, each of whom is a limited partner of the Partnership, filed an action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages, alleging, among other things, that a tender offer by LP 5 Acceptance Corporation for limited partnership units of the Partnership violated the federal securities laws and the partnership agreements and breached the general partner's fiduciary duties. The complaint names ConCap Equities, Inc., the general partner of the Partnership and others as defendants. These actions were filed by the Pattersons as individuals and are not class actions. The tender offer was terminated in December 1994. In December 1994, the complaint in this action was amended to include Insignia, MAE and MAE-ICC, Inc. and others as defendants in connection with a tender offer commenced in December 1994, by Insignia CCP IV Acquisition, L.L.C. for limited partnership units of the Partnership. On January 20, 1995, the District Court denied Plaintiffs' motion for a preliminary injunction to enjoin the tender offer. The tender offer closed on January 20, 1995, and the offeror purchased the tendered units. C.E. and Berniece Patterson had also initiated other causes of action against two affiliated entities, which held limited partnership units in Consolidated Capital Properties III and Consolidated Capital Properties VI regarding other tender offers. On March 31, 1995, the parties to the above referenced actions entered into a settlement agreement and a standstill agreement for all actions pursuant to which (i) Plaintiffs filed a notice of dismissal with respect to the first amended complaints in the actions; (ii) Plaintiffs and defendants released each other from all claims which were or could have been asserted in connection with the first amended complaints in the actions; (iii) Plaintiffs and MacKenzie Patterson, Inc. ("MacKenzie") will refrain from certain activities relating to the acquisition of limited partnership units in any partnership of which Insignia or any of its affiliates is a general partner; (iv) Plaintiffs and their affiliates granted to a subsidiary of Insignia a right of first refusal in connection with the sale of limited partnership interests in the Partnership by plaintiffs; and (v) Plaintiffs and their affiliates will assign to a subsidiary of Insignia irrevocable proxies to vote any limited partnership interests in the Consolidated Capital Properties VI acquired by MacKenzie as a result of the tender offer by MacKenzie Patterson, Inc. and affiliates to acquire limited partnership interests in Consolidated Capital Properties VI or thereafter.

   Except for the above proceedings, the Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b) Reports on Form 8-K:

            A Form 8-K dated May 3, 1995, was filed reporting a change in accountants of the Registrant.

                               SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CONSOLIDATED CAPITAL PROPERTIES IV

                                    By:   CONCAP EQUITIES, INC.
                                          General Partner

                                    By:   /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President

                                    By:   /s/ Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer


                                    Date: August 11, 1995