Form 10-K405/A
period 1994-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1995-11-09
CIK 355804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended                                     December 31, 1994
                              .................................................
                                       OR


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from
                                 ....................    to    ................

Commission file number           0-11002
                           ....................................................


                       CONSOLIDATED CAPITAL PROPERTIES IV
 ..............................................................................
             (Exact name of registrant as specified in its charter)




           California                                                               94-2768742
 ....................................................................................................
 (State or other jurisdict                       (I.R.S. Employer
incorporation or organization)                                                   Identification No.)


         One Insignia Financial Plaza, Greenville, South Carolina 29602
 ...............................................................................
               (Address of principal executive offices) (Zip code)


                                 (803) 239-1000
 ...............................................................................
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

Indicate by check mark whether the partnership, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the partnership was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Out of the Partnership's total 342,783 Limited Partnership Units ("Units") 64,175 units are held by affiliates and 278,608 units are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are subject to certain restrictions.

Exhibit Index:  See Page 39

Total Pages:    49

                                     PART I



ITEM 2.   DESCRIPTION OF PROPERTY

The Partnership originally acquired 48 properties of which ten (10) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and seven (7) were foreclosed upon by the lenders in fiscal years prior to 1994. In 1994, the Partnership sold one (1) property and two (2) properties were foreclosed upon by the lenders. As of December 31, 1994, the Partnership owned seventeen (17) apartment complexes and one (1) office building and held one (1) note receivable on sold property. Additional information about the properties is found in Item 8
- Financial Statements and Supplementary Data and Schedule III - Real Estate and Accumulated Depreciation.

Investment in Property:

The buildings comprising the Partnership's projects and the land on which they are located are owned by the Partnership in fee, subject to a first lien deed of trust as set forth more fully in Item 8 - Financial Statements and Supplementary Data, Note 3 Notes and Interest Receivable and Payable, and Schedule III - Real Estate and Accumulated Depreciation. Dollar amounts are in thousands, except for rent per square foot data.

INVESTMENTS IN REAL ESTATE:

                                                                      AS OF DECEMBER 31, 1994
                                                                       PROPERTY
                                                                        AT NET                             AVERAGE
                                                                       CARRYING         MORTGAGE           RENT PER
PROPERTY                                      OCCUPANCY (a)            VALUE             DEBT (b)         SQ.FT. (c)


 1.   The Apartment (d)                                94%         $      3,058     $      3,589        $       5.87
      Omaha, Nebraska
      Apartments - 204 units


 2.   Arbour East (d)                                  97%                3,325            5,761                5.09
      Nashville, Tennessee
      Apartments - 350 units

 3.   Briar Bay Racquet Club (d)                       92%                2,490            2,326                9.17
      Miami, Florida
      Apartments - 194 units

 4.   Chimney Hill (d)                                 95%                2,342            4,305                5.74
      Marietta, Georgia
      Apartments - 326 units

 5.   Citadel (d)                                      98%                2,018            4,967                6.42
      El Paso, Texas
      Apartments - 260 units

 6.   Citadel Village (d)                              98%                  785            2,239                7.36
      Colorado Springs,
      Colorado
      Apartments - 122 units

 7.   Foothill Place (d)                               98%                7,923            9,993                7.05
      Salt Lake City, Utah
      Apartments - 450 units

 8.   Knollwood (d)                                    98%                2,084            5,521                5.57
      Nashville, Tennessee
      Apartments - 326 units





INVESTMENTS IN REAL ESTATE:

                                                           AS OF DECEMBER 31, 1994
                                                                       PROPERTY
                                                                         AT NET                            AVERAGE
                                                                        CARRYING         MORTGAGE          RENT PER
PROPERTY                                      OCCUPANCY (a)              VALUE            DEBT (b)         SQ.FT. (c)








  9.  Lake Forest (d)                                  96%         $      3,141     $     4,313         $       5.78
      Omaha, Nebraska
      Apartments - 312 units

10.   Nob Hill Villa (d)                               97%                2,891            5,838                5.69
      Nashville, Tennessee
      Apartments - 472 units

11.   Overlook (d)                                     87%                1,520            1,925                5.00
      Memphis, Tennessee
      Apartments - 252 units

12.   Point West (d)                                   85%                  804              562                5.88
      Charleston, South
      Carolina
      Apartments - 120 units

13.   Post Ridge (d)                                   97%                  887            4,637                4.94
      Nashville, Tennessee
      Apartments - 150 units

14.   Rivers Edge (d)                                  96%                1,042            2,094                6.53
      Auburn, Washington
      Apartments - 120 units


15.   South Port (e)                                   82%                3,014            3,553                6.40
      Tulsa, Oklahoma
      Apartments - 240 units

16.   Stratford Place (d)                              96%                3,652            2,731                7.11
      Austin, Texas
      Apartments - 223 units


17.   Village East (d)                                 98%                  770            1,652                6.60
      Cimarron Hills,
      Colorado
      Apartments - 137 units


18.   Metro Centre (d)                                 62%                  752            3,518               14.47
                                                                    -----------      -----------
      Fountain Valley,
      California
      Office Building - 36,079 sq.ft.                              $     42,498     $     69,524
                                                                    ===========      ===========



Total:    Apartments      -  4,258 units
          Office Building -  36,079 net rentable sq.ft.


(a) Occupancy percentage represents number of occupied units divided by total number of units available for residential properties and square footage leased divided by total square footage for commercial properties.

(b) Included in Mortgage Debt is approximately $1.4 million of accrued and unpaid interest on certain properties which are remitting less than scheduled debt service payments.
(c) Average Rent per Square Foot represents gross annual rents less concessions and lease adjustments, divided by the net leasable square footage of the property. Gross annual rents include an increment for utilities for those properties where all utility costs are paid by the property.
(d) The Partnership does not own direct fee title to the property. However, the Partnership owns all of the partnership interests in a limited partnership which owns the property.
(e) South Port Apartments is owned by a joint-venture partnership between the Partnership and an outside partner. The Partnership holds a majority interest in the joint-venture partnership.

Note Receivable on Sold Property:



                                                                      As of December 31, 1994
                                                                                             Underlying
                                                                     Note                     Mortgage
Collateral Property                                              Receivable                     Debt

                                                                             (in thousands)

Denbigh Village (a)
Apartment complex - 138 units
Newport News, Virginia                                          $      1,189                 $       1,301
                                                                 ===========                  ============

(a) When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matures in March 1996. See
      Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data, for further discussion of the Denbigh Village Apartments sale and the note receivable received by the Partnership in connection therewith.

ITEM 3.   LEGAL PROCEEDINGS

Greenbriar Associates, Ltd. ("Greenbriar Associates"), a wholly-owned limited partnership that holds fee title to the Greenbriar Apartments, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the District of Arizona, Bankruptcy Court, in December 1991. This Chapter 11 proceeding was dismissed in 1994. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a more complete discussion of this proceeding.


In November of 1994, C.E. and Berniece Patterson, each of whom is a limited partner of the Partnership, filed an action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages, alleging, among other things, that a tender offer by LP 5 Acceptance Corporation for limited partnership units of the Partnership violated the federal securities laws and the partnership agreements and breached the general partner's fiduciary duties. The complaint names ConCap Equities, Inc., the general partner of the Partnership and others as defendants. These actions were filed by the Pattersons as individuals and are not class actions. The tender offer was terminated in December 1994. In December 1994, the complaint in this action was amended to include Insignia, MAE and MAE-ICC, Inc. and others as defendants in connection with a tender offer commenced in December 1994 by Insignia CCP IV Acquisition, L.L.C. for limited partnership units of the Partnership. On January 20, 1995, the District Court denied Plaintiffs' motion for a preliminary injunction to enjoin the tender offer. The tender offer closed on January 20, 1995 and the offeror purchased the tendered units. C.E. and Berniece Patterson had also initiated other causes of action against two affiliated entities, which held limited partnership units in Consolidated Capital Properties III and Consolidated Capital Properties VI regarding other tender offers. On March 31, 1995, the parties to the above referenced actions entered into a settlement agreement and a standstill agreement for all actions pursuant to which (i) Plaintiffs filed a notice of dismissal with respect to the first amended complaints in the actions; (ii) Plaintiffs and defendants released each other from all claims which were or could have been asserted in connection with the first amended complaints in the actions; (iii) Plaintiffs and MacKenzie Patterson, Inc., an affiliate of the Plaintiffs, will refrain from certain activities relating to the acquisition of limited partnership units in any partnership of which Insignia or any of its affiliates is a general partner;
(iv) Plaintiffs and their affiliates granted to a subsidiary of Insignia a right of first refusal in connection with the sale of limited partnership interests in the Partnership by plaintiffs; and (v) Plaintiffs and their affiliates will assign to a subsidiary of Insignia irrevocable proxies to vote any limited partnership interests in the Consolidated Capital Properties VI acquired by MacKenzie as a result of the tender offer by MacKenzie Patterson, Inc. and affiliates to acquire limited partnership interests in Consolidated Capital Properties VI or thereafter.



Except for the above proceedings, the Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

                                     PART II



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The operations of the Partnership primarily include owning, operating and ultimately disposing of income-producing real properties for the benefit of its Partners. Therefore, the following discussion of operations, liquidity and capital resources will focus on these activities and should be read in conjunction with Item 8 - Financial Statements and Supplementary Data and notes related thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's income from operations totaled approximately $4.7 million for the year ended December 31, 1994, compared with losses from operations of approximately $6.7 million and $7.3 million for 1993 and 1992, respectively. The Partnership recognized income from operations in 1994 primarily due to the non-cash gains recognized in connection with two property foreclosures and one property sale. Unless future sales and/or foreclosures of property occur, it is expected that the Partnership will continue to generate losses from operations, primarily because certain noncash items are included in costs and expenses. Depreciation of the Partnership's real estate investments, the primary noncash expense, totaled approximately $7.3 million for the year ended December 31, 1994, and $7.8 million and $7.9 million for each of the years ended December 31, 1993 and 1992.

1994 Compared with 1993

Revenues:

Rental revenues for 1994 increased approximately $174,000 or 1% from 1993, as a result of higher market rental rates at several of the Partnership's properties, which amounted to an increase of approximately $1.6 million, which was substantially offset by a $1.4 million decrease in rental revenues related to the disposition of the Greenbriar, Denbigh Woods and Westwood apartments in 1994. Investment income for 1994 increased $74,000 or 21% from 1993 because higher balances were available for investment in 1994 and the Partnership recognized $36,000 of interest on the Denbigh Woods note receivable accepted in connection with the August 1994 property sale.

Costs and Expenses:

Property operations expenses for 1994 decreased $533,000 or 3% from 1993. The disposition of the Greenbriar, Denbigh Woods and Westwood apartments in 1994 resulted in a decrease in property operations expenses of approximately $1.1 million. This decrease was partially offset by higher noncapital refurbishments, repairs, and utility expenses at the Partnership's remaining properties. Interest expense for 1994 decreased $826,000 or 10% from 1993 because approximately $12.1 million of mortgage debt was refinanced in 1993 at lower interest rates and approximately $15.9 million of mortgage debt was discharged in connection with the 1994 property dispositions.

Administrative costs for 1994 decreased $187,000 or 18% from 1993 primarily due to decreased insurance expense of $51,000 and lower overhead costs allocated to the Partnership by the General Partner. Reorganization expenses in 1993 of $368,000 represent legal fees and other professional fees related to the Chapter 11 proceedings as discussed below. See also discussion at "Liquidity and Capital Resources - Sale and Disposition of Real Estate" below.



1993 Compared with 1992

Revenues:

Rental revenues for 1993 increased approximately $1 million or 4% from 1992, primarily as a result of higher market rental rates at several of the Partnership's properties. Interest income for 1993 decreased $19,000 or 5% from 1992 because lower balances were available for investment in 1993.

Costs and Expenses:

Property operations expenses for 1993 increased $178,000 or 1% from 1992. The 1992 dispositions of the Barnett Regency Tower and Park 77 Office Building, as discussed in Item 8 - Financial Statements and Supplementary Data, resulted in a $127,000 decrease in operations expenses from 1992. This decrease was more than offset by a $315,000 increase in noncapital refurbishments, repairs, and service expenses at the Partnership's remaining properties. Depreciation and amortization expense for 1993 decreased approximately $184,000 or 2% from 1992 primarily because of the 1992 property dispositions and because certain of the Partnership's real estate assets became fully depreciated in 1993. Interest expense in 1993 was comparable with 1992.

Administrative costs for 1993 increased $153,000 or 17% from 1992 primarily due to increased insurance expense of $141,000. Reorganization expenses in 1993 include $368,000 of legal fees and other professional fees related to the Chapter 11 proceedings as discussed below.

LIQUIDITY AND CAPITAL RESOURCES

A detailed discussion of the General Partner's current operating plan is described in Item 1 - Business - Current Operating Plan.

Year Ended December 31, 1994


The Partnership's cash inflows for 1994, which totaled approximately $4.4 million, consisted of net cash provided by operations of approximately $3.2 million, cash proceeds of approximately $900,000 from the Denbigh Woods sale, proceeds from the sale of Treasury Bills and Treasury Notes of approximately $250,000, and principal receipts of $11,000 on a note receivable. The primary uses of cash, which totaled approximately $4.2 million during the same period, consisted of additions to real estate of approximately $1.7 million, purchases of Treasury Bills of approximately $1.7 million and principal payments on notes payable of $783,000.


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, and property sales.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents, securities available for sale at market, totaling approximately $9.0 million at December 31, 1994, exceeded the Partnership's reserve requirement of approximately $8.6 million. Such reserves include $639,000 of cash and cash equivalents restricted for use at the Partnership's two HUD-financed properties.

Debt Maturities in 1995

Approximately $14.3 million of nonrecourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments originally matured in 1994. The Partnership exercised its option to extend the debt's maturities until September 1995 by paying a 1%, or $143,000, loan extension fee to the current lender as provided for in the loan agreement. The General Partner is currently negotiating to refinance the mortgage debt on the two properties. No assurance can be given that the General Partner will be successful in its refinancing efforts. During 1994, the properties which secure the maturing debt generated an aggregate net income of approximately $42,000 on aggregate revenues of approximately $5 million.

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matures in July 1995. The property may be leveraged in excess of its economic value, and is unable to support its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to support refinancing of the existing indebtedness under current market terms. The outcome of this uncertainty cannon be predicted. During 1994, the Metro Centre Office Building generated a net loss of approximately $372,000 on revenues of approximately $319,000.

The Nob Hill Villa Apartments secures two nonrecourse mortgage notes totaling approximately $7.5 million. One of the notes, a $3.8 million first lien mortgage, matures in November 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7.5 million secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.2% and matures in April 2005. During 1994, the property generated a net loss of approximately $137,000 on revenues of approximately $2.2 million.

Sale and Disposition of Real Estate

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap note receivable and received net sales proceeds of approximately $900,000. The new wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest totaling $11,814 and matures in March 1996. The Partnership remains obligated under two underlying first liens totaling approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a capital improvement escrow totaling $150,000. Upon completion of certain repairs and capital improvements of the property, the Partnership will reimburse the purchaser from the escrow account. The Partnership recognized a gain of $884,000 on the sale during 1994. The Denbigh Woods Apartments generated a net loss of approximately $284,000 on revenues of approximately $383,000 in 1994, prior to the sale.

In January 1991, the Partnership suspended scheduled debt service on the U.S. Department of Housing and Urban Development ("HUD") financed loan secured by the Westwood Apartments because cash flow from the property's operations did not support the scheduled payments, and because the property was leveraged in excess of its economic value. The Partnership submitted two workout proposals to HUD; however, HUD rejected both proposals. In 1993, HUD notified the Partnership that it intended to foreclose on the Westwood Apartments, and the General Partner informed HUD that it would cooperate with HUD's planned sale of the property. In September 1994, the property was foreclosed upon by HUD. The Partnership recognized a gain of approximately $5.4 million on the disposition of the real estate and an extraordinary gain of $426,000 on extinguishment of the related debt. The Westwood Apartments generated a net loss of $750,000 on revenues of approximately $1.3 million in 1994, prior to the disposition.

Greenbriar Associates Chapter 11 Proceeding

The Greenbriar Apartments secured a mortgage loan with principal and interest payable totaling approximately $12.5 million as of December 31, 1993. In December 1990, the Partnership ceased debt service on the note because the property's operations did not support scheduled debt service payments. As a result of the Partnership's nonperformance under the terms of the mortgage note, the lien holder moved to foreclose on the property in October 1991, and in December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure, because Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan. In July 1994, the deed was recorded and the property was transferred to the lienholder. The Partnership recognized a gain of approximately $3.3 million on the disposition of the real estate and an extraordinary gain of approximately $6.2 million from extinguishment of the related debt. The property generated a net loss of $858,000 on revenues of approximately $1.3 million in 1994, prior to the disposition.

Other Income

As described in the 1993 Annual Report, the Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of $23,000, and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

In July 1994, the Partnership was able to recover $199,000, representing the refund of a repair escrow relating to a property that was previously sold. The recovery has been recorded as a component of "Other income" in the accompanying statements of operations.

Debt Service Moratorium on HUD Properties

In January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments, which secures a HUD-financed loan with a balance of $4.6 million (including accrued interest) at December 31, 1994. The Partnership paid approximately $413,000 of the properties' excess cash flow to HUD during 1994. The property generated a net loss of approximately $167,000 on revenues of approximately $1.1 million during 1994. The Partnership has submitted to HUD two work-out proposals for the defaulted loan; however, HUD has rejected each of the proposals. However, since the property is now generating enough cash flow to support its scheduled debt service payments due to the resurgence of the Nashville market, the Partnership may submit a proposal to reinstate the scheduled debt service payments. If the debt is not renegotiated, the property may be foreclosed upon. The outcome of these negotiations cannot be predicted. Unless the Partnership decides to bring the loan current, there should be no impact on the Partnership's working capital reserves from the Post Ridge Apartments' operations, because cash flow will be remitted to HUD if it is not used for property repairs and improvements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



CONSOLIDATED CAPITAL PROPERTIES IV
                                                                                                         PAGE
INDEX                                                                                                   NUMBER

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.................................................                 14

CONSOLIDATED BALANCE SHEETS as of December 31, 1994 and 1993.............................                 15

CONSOLIDATED STATEMENTS OF OPERATIONS for the Years Ended December 31,
   1994, 1993 and 1992...................................................................                 16

CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT for the Years Ended
   December 31, 1994, 1993 and 1992......................................................                 17

CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended December 31,
   1994, 1993 and 1992...................................................................                 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................                 20

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION..................................                 32


All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Consolidated Capital Properties IV:


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV (a California limited partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, approximately $16.8 million of nonrecourse mortgage debt secured by certain of the Partnership's properties matures in 1995. The General Partner intends to refinance this debt prior to its maturity. If the refinancings are not completed, the General Partner intends to request extensions of the original maturities. Management's plans in regard to this matter are discussed in Note 8. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Properties IV as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP




Dallas, Texas,
   March 23, 1995

                                          CONSOLIDATED CAPITAL PROPERTIES IV

                                              CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except unit data)



                                                                                      DECEMBER 31,
ASSETS                                                                           1994                  1993
------                                                                       ---------------       ---------------
Real estate:

    Land.........................................................            $        12,930       $        15.060
    Buildings and improvements...................................                    109,187               129,693
    Furniture and fixtures.......................................                        101                   101
                                                                              --------------        --------------
                                                                                     122,218               144,854


       Less:   Accumulated depreciation and amortization.........                    (79,720)              (89,681)
                                                                          ------------------     -----------------
                                                                                      42,498                55,173
                                                                          ------------------     -----------------

Note and interest receivable.....................................                      1,189                     -
                                                                          ------------------     -----------------

Cash and cash equivalents........................................                      4,674                 4,390
Securities available for sale....................................                      4,343                 2,861
Escrow deposits..................................................                      2,639                 2,885
Prepaid expenses and other assets................................                      1,404                 2,374
Due from affiliates..............................................                         65                     -
                                                                             ---------------        --------------

                                                                             $        56,812      $         67,683
                                                                             ===============       ===============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Notes and interest payable.......................................            $        70,825      $         79,596
Accounts payable and accrued expenses............................                      2,502                 3,390
                                                                             ---------------        --------------
                                                                                      73,327                82,986
                                                                             ---------------       ---------------

Liabilities subject to compromise (Note 4).......................                          -                12,929
                                                                             ---------------       ---------------

Commitment and contingencies (Note 8)............................

Partners' (deficit):
    Limited Partners - 342,783 and 342,839 units
       outstanding in 1994 and 1993, respectively................                    (10,649)              (21,897)
    General Partner..............................................                     (5,866)               (6,335)
                                                                              --------------        --------------
                                                                                     (16,515)              (28,232)
                                                                              --------------        --------------

                                                                             $        56,812       $        67,683
                                                                              ==============        ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                                          CONSOLIDATED CAPITAL PROPERTIES IV

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except unit data)



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                   1994              1993              1992
                                                                ------------       ------------      ------
Revenues:
    Rental.................................................     $      27,087      $     26,913      $     25,903
    Investment income......................................               424               350               369
                                                                 ------------       -----------       -----------
        Total revenues.....................................            27,511            27,263            26,272
                                                                 ------------       -----------      ------------

Costs and expenses:
    Property operations....................................            16,092            16,625            16,447
    Depreciation and amortization..........................             7,920             8,021             8,205
    Interest (a)...........................................             7,433             8,259             8,365
    Administrative.........................................               880             1,067               914
                                                                 ------------       -----------       -----------
        Total costs and expenses (b).......................            32,325            33,972            33,931
                                                                 ------------       -----------       -----------

Gain on disposition of real estate.........................             9,523                 -               329
                                                                 ------------       -----------       -----------
Income (loss) from operations..............................             4,709            (6,709)           (7,330)
Reorganization expense.....................................                 -              (368)             (261)
Gain on sale of securities available for sale..............                 -                75                 -
Other income...............................................               394                 -                 -
                                                                 ------------       -----------       -----------
Income (loss) before extraordinary items...................             5,103            (7,002)           (7,591)
Extraordinary gains from extinguishment of debt
    (Notes 3 and 4)........................................             6,614                 -             5,677
Extraordinary loss from refinancing of debt (Note 3).......                 -              (272)                -
                                                                 ------------       -----------       -----------

Net income (loss)..........................................     $      11,717      $     (7,274)     $     (1,914)
                                                                 ============       ===========       ===========

Net income (loss) per weighted average
Limited Partnership Unit:
    Income (loss) from operations..........................     $       13.19      $     (18.78)     $     (20.51)
    Reorganization expense.................................                 -             (1.03)             (.73)
    Gain on sale of securities available for sale..........                 -               .21                 -
    Other income...........................................              1.10                 -                 -
                                                                 ------------       -----------       -----------
    Income (loss) before extraordinary items...............             14.29            (19.60)           (21.24)
    Extraordinary items....................................             18.52              (.76)            15.89
                                                                 ------------       -----------      ------------

Net income (loss) per weighted average
    Limited Partnership Unit...............................     $       32.81      $     (20.36)     $      (5.35)
                                                                 ============       ===========       ===========




(a) Interest expense does not include approximately $1.4 million contractually due but not recognized in 1992.

(b) Costs and expenses include approximately $2.0 million, $1.2 million and $871,000 to related parties for the years ended December 31, 1994, 1993 and 1992, respectively. See supplemental information with respect to related party transactions in Note 2 to the financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED CAPITAL PROPERTIES IV

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in thousands)


                                                                                                         TOTAL
                                                        GENERAL                 LIMITED                PARTNERS'
                                                        PARTNER                PARTNERS               EQUITY (DEFICIT)


Balance at December 31, 1991....................    $    (5,967)             $    (13,077)            $   (19,044)

Net loss........................................            (77)                   (1,837)                 (1,914)
                                                     ----------                ----------              ----------

Balance at December 31, 1992....................         (6,044)                  (14,914)                (20,958)

Net loss........................................           (291)                   (6,983)                 (7,274)
                                                     ----------                ----------              ----------

Balance at December 31, 1993....................         (6,335)                  (21,897)                (28,232)

Net income......................................            469                    11,248                  11,717
                                                     ----------                ----------              ----------

Balance at December 31, 1994....................    $    (5,866)             $    (10,649)            $   (16,515)
                                                     ==========               ===========              ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                          CONSOLIDATED CAPITAL PROPERTIES IV

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         Increase in Cash and Cash Equivalents
                                                    (in thousands)



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                   1994              1993                1992
                                                                ------------       ------------       ------------
Cash flows from operating activities:
    Cash received from tenants.............................     $     27,062       $     26,980       $     26,030
    Cash paid to suppliers.................................          (15,372)           (15,799)           (15,908)
    Insurance proceeds, net of replacement costs...........             (732)               298                434
    Investment income......................................              402                363                353
    Interest paid..........................................           (6,651)            (6,616)            (5,345)
    Property taxes paid....................................           (1,892)            (2,131)            (1,272)
    Other income received..................................              371                 -                  -
                                                                 -----------        ----------         ----------
Net cash provided by operating activities before
    reorganization items...................................            3,188              3,095              4,292
    Reorganization items...................................                -               (356)              (261)
                                                                 -----------        -----------        -----------
Net cash provided by operating activities (a)..............            3,188              2,739              4,031
                                                                 -----------        -----------        -----------

Cash flows from investing activities:
    Additions to real estate (b)...........................           (1,708)            (1,637)            (1,543)
    Payments of capital improvement escrows................                -               (721)              (994)
    Withdrawals of capital improvement escrows.............                -                486                  -
    Purchase of securities available for sale..............           (1,705)                 -               (688)
    Proceeds from sale of securities available for sale....              250              2,401                600
    Proceeds from sale of real estate......................              881                  -                  -
    Receipt of capital improvement escrow on sold
       real estate.........................................              150                  -                  -
    Principal receipts on notes receivable.................               11                  -                  -
                                                                 -----------        -----------        -----------
Net cash provided by (used in) investing activities........           (2,121)               529             (2,625)
                                                                 ------------      ------------        -----------

Cash flows from financing activities:
    Principal payments on notes payable....................             (783)              (887)              (476)
    Repayment of principal on notes payable,
       including prepayment penalties......................                -            (15,164)            (1,141)
    Proceeds from borrowing................................                -                  -                460
    Proceeds from refinancing..............................                -             13,601                  -
    Direct financing costs.................................                -               (720)                 -
                                                                 -----------        -----------        -----------
Net cash used in financing activities......................             (783)            (3,170)            (1,157)
                                                                 -----------        -----------        -----------

Net increase in cash and cash equivalents..................              284                 98                249
Cash and cash equivalents, at beginning of year............            4,390              4,292              4,043
                                                                 -----------        -----------        -----------

Cash and cash equivalents, at end of year..................     $      4,674       $      4,390       $      4,292
                                                                 ===========        ===========        ===========



(a) Payments to related parties totaling approximately $2.0 million, approximately $1.2 million and $871,000 for the years ended December 31, 1994, 1993 and 1992, respectively, are included in operating cash flows. See supplemental information with respect to related party transactions in Note 2 to the financial statements.

(b) Reimbursements to related parties totaling $9,000 for the year ended December 31, 1993, are included in additions to real estate.

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities
                                 (in thousands)




                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   1994              1993                1992
                                                                ------------       ------------       ------------


Net income (loss)..........................................     $     11,717       $     (7,274)      $     (1,914)
                                                                 -----------        -----------        -----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization.......................            7,920              8,021              8,205
       Gain on disposition of real estate..................           (9,523)                 -               (329)
       Extraordinary gain from extinguishment of debt......           (6,614)                 -             (5,677)
       Extraordinary loss from refinancing of debt.........                -                272                  -
       Gain on sale of securities available for sale.......                -                (75)                 -
       Amortization of discount on notes payable...........                -                218                927
       Southmark stock receipt.............................              (23)                 -                  -
       Changes in assets and liabilities:
          Prepaid expenses and other assets................             (131)                79               (708)
          Interest payable.................................               -               1,388              2,439
          Accounts payable and accrued expenses............              (93)               110              1,088
          Due from affiliates..............................              (65)                 -                  -
                                                                 -----------        -----------        -----------

             Total adjustments.............................           (8,529)            10,013              5,945
                                                                 -----------        -----------        -----------

Net cash provided by operating activities..................     $      3,188       $      2,739       $      4,031

                                                                 ===========        ===========        ===========


    See supplemental information with respect to related party transactions in
Note 2 to the financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994 and 1993



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties IV (the "Partnership"), a California limited partnership, was formed on September 22, 1981, to acquire and operate commercial and residential properties. Partnership operations commenced February 16, 1982, the date on which impound requirements were met.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a limited partner, thereby leaving CEI as the sole general partner of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

Consolidation

The consolidated financial statements include the Partnership's equity interest in a joint-venture partnership which owns South Port Apartments. No minority interest has been reflected for the joint venture partnership because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest.

The Partnership's financial statements include the accounts of certain wholly-owned limited partnerships: ConCap Citadel Associates, Ltd. ("Citadel Associates"); Apartment Associates, Ltd. ("Apartment Associates"); ConCap River's Edge Associates, Ltd. ("River's Edge Associates"); and ConCap Stratford Associates, Ltd. ("Stratford Associates") and six of which were involved in Chapter 11 Bankruptcy ("Chapter 11") proceedings in 1993 and 1992: Barnett Regency Associates, Ltd. ("Barnett Regency Associates"); Briar Bay Apartments Associates, Ltd. ("Briar Bay Associates"); CCP IV Associates, Ltd. ("CCP IV Associates"); Greenbriar Associates, Ltd. ("Greenbriar Associates"); Nob Hill Villa Associates, Ltd. ("Nob Hill Villa Associates"); and Overlook Associates, Ltd. ("Overlook Associates"). The Partnership's financial statements also include the Partnership's majority interest in a joint-venture partnership and certain other single-asset limited partnerships. All intercompany transactions have been eliminated.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and commercial paper with original maturities of three months or less. Cash and cash equivalents at December 31, 1993 and 1992, include balances of approximately $16,000, and $400,000, respectively, restricted by the United States Bankruptcy Court ("Bankruptcy Court").

See Notes 3 and 5 for supplemental information with respect to noncash investing and financing activity.

Restricted Cash

The Partnership maintained cash set aside for Security Deposits in Cash and Cash equivalents of approximately $338,000 and $485,000 at December 31, 1994 and 1993, respectively. The Partnership maintained restricted U.S. Housing and Urban Development ("HUD") cash in Cash and Cash Equivalents of approximately $639,000 and $146,000 at December 31, 1994 and 1993, respectively. The Partnership maintained the following cash balances in Prepaid Expenses and Other Assets:

                                                                                     AS OF DECEMBER 31,
                                                                                  1994                 1993


Tax and Insurance Escrows........................................            $      1,165,000      $      1,386,000
Repair and Maintenance Escrow....................................                   1,348,000               987,000

Investments in Real Estate


Investments in real estate are generally stated at the lower of cost or estimated fair value. Estimated fair value is determined using net operating income of the property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. Losses that result from the ongoing periodic evaluation of the net realizable value of the note receivable and real estate investments are charged against the fixed assets and expensed in the period in which they are identified. However, in certain cases, when real estate has been purchased subject to existing mortgages, the basis of the investment has been reduced or increased to reflect either a discount or premium recorded to reflect interest on the mortgage at then prevailing market rates.


Depreciation

Buildings, improvements and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 4 to 28 years.

Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair value of securities' available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Equity (Deficit) and would not be reflected in the Statement of Operations. The cost of Securities sold is determined using the specific identification method.











The Securities mature as follows:



         DESCRIPTION                           COST                          MATURITY

         Treasury Note                        $49,900                            May 1995









Treasury Note ........................             24,700                        May 1996
Treasury Note ........................          2,097,700                   November 1996
Treasury Note ........................            491,600                    January 1997
Treasury Bill ........................          1,655,700                      March 1995
Equity securities ....................             23,100                             N/A
                                              -----------
                                              $ 4,342,700

Rental Income

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. Commercial office property leases vary from one to three years. Rental income is recognized on a straight-line basis over the life of the applicable leases. Minimum future rental income as of December 31, 1994, at the Partnership's commercial property subject to noncancelable operating leases is as follows (in thousands):


                                      YEAR ENDING
                                      DECEMBER 31,

                                        1995                           $            235
                                        1996                                         53
                                        1997                                         30
                                        1998                                         26
                                        1999                                         19
                                      Thereafter                                      -
                                                                        ---------------
                                      Total                            $            363

                                                                        ===============


There is no assurance that this income will continue at the same level when the leases expire.

Deferred Loan Fees

Deferred loan fees are amortized using the effective interest method over the lives of the related mortgage notes. Unamortized deferred loan fees are included in prepaid expenses and other assets.

Interest Recognition on Notes Payable

Pursuant to accounting guidelines, interest expense during Chapter 11 proceedings is reported only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. The amount by which the reported interest expense differs from the stated contractual interest on mortgage debt subject to Chapter 11 proceedings is approximately $1.4 million for the year ended December 31, 1992.

Income Taxes

No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss. The Partnership reports certain transactions differently for tax than for financial statement purposes.

The tax basis of the Partnership's assets and liabilities is approximately $27.2 million greater than the assets and liabilities as reported in the financial statements.

Reorganization Expense

Reorganization expense represents professional fees and other expenditures related to Chapter 11 proceedings, as well as the write-off of unamortized mortgage discounts and deferred loan fees attributable to notes payable included in the proceedings.



Allocation of Net Income and Net Loss

The Partnership Agreement provides for net losses and distributions of distributable cash from operations to be allocated, generally 96% to the Limited Partners and 4% to the general partner.

Net Income (Loss) Per Weighted Average Limited Partnership Unit

Net income (loss) per weighted average Limited Partnership Unit ("Unit") is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 342,819, 342,951, and 343,097 for the years ended December 31, 1994, 1993 and 1992, respectively.

Presentation of Accounts

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1994. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. Prior to July 1993, day-to-day property management services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for four additional Partnership properties in January 1994. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for all of the Partnerships' properties. Fees paid to PSI and Coventry have been reflected in the following table as compensation to related parties in the applicable periods:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
COMPENSATION                                                      1994               1993                1992
------------                                                    ------------       ------------       -------
                                                                             (in thousands)
Charged to property operations expense:
    Property management fees                                    $         570      $        355       $        250
                                                                 ============       ===========        ===========

In addition to the compensation paid in connection with property operations supervision described above, the Partnership Agreement provides for reimbursement to the property management companies for expenses related to property operations (primarily salaries and related costs for on-site property personnel). The Partnership Agreement also provides for reimbursement to the general partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates, including Coventry, received reimbursements as reflected in the following table:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
REIMBURSEMENTS                                                     1994              1993                1992
--------------                                                  ------------       ------------       -------
                                                                                  (in thousands)
Charged to real estate:
    Reimbursement of property management
       conversion costs..................................       $          -       $          9       $           -
                                                                 -----------        -----------        ------------

Charged to property operations expenses:
    Reimbursement of direct property expense.............                890                228                  -
                                                                 -----------        -----------        -----------

Charged to administrative expenses:
    Reimbursement of administrative expenses
       (including computer and payroll
       reimbursements)...................................                505                656                621
                                                                 -----------        -----------        -----------

                                                                $      1,395       $        893       $        621
                                                                 ===========        ===========        ===========




On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,175 Units (18.72% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3.9 million.

NOTE 3 - NOTES AND INTEREST RECEIVABLE AND PAYABLE


Balances at December 31, 1994
                                                               NOTE AND              NOTES AND
                                                               INTEREST               INTEREST
                                                              RECEIVABLE               PAYABLE
                                                                          (in thousands)



Note receivable on sold real estate. . . . . . . . . . .     $     1,189            $           -
Notes on real estate owned..............................               -                   69,409
                                                              ----------              -----------

                                                                   1,189                   69,409
                                                              ----------              -----------
Add:
    Interest payable....................................               -                    1,416
                                                              ----------              -----------
                                                             $     1,189             $     70,825
                                                              ==========              ===========

General

The note receivable on sold real estate is nonrecourse and is collateralized by the real estate sold. The note matures in 1996, and has a 9% interest rate.

The notes payable on real estate owned represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the real property. The notes mature between 1995 and 2023 and bear interest at rates ranging from 7.5% to 11.5%. Approximately $12.9 million of mortgage debt secured by the Greenbriar Apartments has been classified with "Liabilities subject to compromise" at December 31, 1993, as more fully described in Note 4.

Noncurrent, Nonaccruing Note Receivable

In September 1993, the $1.9 million noncurrent, nonaccruing note receivable secured by the 1500 Walnut Office Building, located in Philadelphia, Pennsylvania, was determined to be uncollectible and was written off. Since the aggregate note receivable was fully reserved for possible loss in the year ended December 31, 1990, no gain or loss was recognized on the transaction.

Notes Payable Refinancing in 1993

In August and September 1993, the General Partner obtained refinancing of approximately $12.1 million of mortgage debt secured by four of the Partnership's properties. Approximately $10.4 million of the refinanced debt had matured or was scheduled to mature by May 1993. In order to facilitate the refinancing, title to the properties was transferred to four wholly-owned limited partnerships in July 1993: Apartment Associates, River's Edge Associates, Stratford Associates, and Citadel Associates. Under the terms of the refinancing agreements, the new first liens totaling approximately $13.6 million bear interest at rates ranging from 8.34% to 8.65% until the notes mature in September and October 2000. The Partnership recognized an aggregate loss on the refinancing transactions of $272,000, comprised primarily of a charge-off of $368,000 of unamortized mortgage discount on one of the maturing notes and a $100,000 discount for early repayment of another note.

Debt Service Moratorium on HUD Properties

The Lake Forest and Post Ridge apartments secure HUD-financed mortgage notes and accrued interest aggregating approximately $8.9 million at December 31, 1994. Operating cash flow from the Post Ridge Apartments does not support its scheduled debt payment and the property is leveraged in excess of its economic value. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments. Since 1991, the Partnership remitted excess cash flow from the properties' operations to HUD as debt service. During 1994, approximately $413,000 of such cash flow payments were made to HUD. The Partnership has submitted to HUD two work-out proposals for the defaulted loan; however, HUD has rejected both of the proposals. However, since the property is now generating almost enough cash flow to meet the interest portion of its scheduled debt service payment, the Partnership may submit a proposal to reinstate the scheduled debt service payments. There should be no impact on the Partnership's working capital reserves from the Post Ridge Apartments' operations, because cash flow will be remitted to HUD if it is not used for property repairs and improvements.



Summary of Maturities at December 31, 1994

Future annual principal payments required under the terms of notes payable are as follows:

                                                                        NOTE PAYABLE
                      YEAR ENDING                                         SPECIAL
                      DECEMBER 31,                    REGULAR            OR BALLOON           TOTAL




                                                                       (in thousands)
                         1995                      $        814        $     20,557       $     21,371
                         1996                               809                   -                809
                         1997                               908                 250              1,158
                         1998                               931               6,220              7,151
                         1999                               882               3,580              4,462
                      Thereafter                          5,838              24,378             30,216
                                                    -----------         -----------        -----------
                                                   $     10,182        $     54,985             65,167
                                                    ===========         ===========        -----------

                      Notes payable on which
                         debt service has ceased (a)                                             4,242
                                                                                          ------------
                      Total                                                               $     69,409
                                                                                           ===========

(a) The maturity of the note payable secured by the Post Ridge Apartments has been excluded from the summary of maturities by year because the Partnership is not making scheduled payments on this note. Under the existing terms of the note, this note is scheduled to mature as follows (in thousands): $31 in 1995, $35 in 1996, $38 in 1997, $42 in 1998, $46 in
      1999 and $3,948 thereafter.

Regular principal payments on notes payable are principal payments required to amortize the notes, exclusive of special or balloon payments. Special or balloon principal payments include special scheduled principal payments and balloon payments required to repay the underlying note at maturity. Approximately $20.6 million of mortgage debt matures in 1995. See Note 8 for a discussion of the General Partner's plans with regard to approximately $20.6 million of mortgage debt scheduled to mature in 1995.

Balances at December 31, 1993


                                                                                  NOTES AND
                                                                                  INTEREST
                                                                                   PAYABLE
                                                                                 (in thousands)


              Notes on real estate owned                                         $    76,772
              Interest payable                                                         2,824
                                                                                  ----------

                                                                                 $    79,596


Dispositions of Real Estate and Extinguishment of Debt in 1992

The Point West Apartments, located in Charleston, South Carolina, and the Park 77 Office Building located in Charlotte, North Carolina, were financed by the same lender through second lien wraparound notes with aggregate balances totaling approximately $3 million. The wraparound notes' scheduled debt service requirements were less than the interest which accrued on the notes, and this negative amortization was added to the notes' principal balances as it accrued each month. In the General Partner's opinion, this negative amortization would cause the principal balances of the notes to substantially exceed the properties' value at the notes' maturities. In addition, the Partnership suspended debt service for the Park 77 Office Building in November 1990 because the property's operating cash flow did not support scheduled debt service requirements. Occupancy at the Park 77 Office Building continued to decline during 1991 and rental receipts from existing tenants were not sufficient to cover operating expenses, so the General Partner obtained the lender's consent to vacate all tenants from the property in the fourth quarter of 1991. The property was operated by a caretaker throughout 1992. Because of the negative amortization feature of both wraparound notes and the poor performance of the Park 77 Office Building, the General Partner initiated negotiations to obtain debt relief from the lender.

In the fourth quarter of 1992, the Partnership and the lender executed an agreement pursuant to which the lender assigned its wraparound note secured by Point West Apartments to the Partnership, effectively extinguishing its note, and the Partnership transferred ownership of the Park 77 Office Building to the lender in exchange for a cash payment of $275,000. The Partnership remains obligated on the first lien note of approximately $634,000 at December 31, 1993, secured by the Point West Apartments which was not discharged or modified in the settlement reached with the second lien holder. The Partnership recognized a $637,000 loss on disposition of the Park 77 Office Building and an aggregate $2 million extraordinary gain on extinguishment of the properties' wraparound notes as included in Note 5 under the captions "Real estate dispositions through foreclosure" and "Debt extinguishment" for the year ended December 31, 1992. Approximately $782,000 was charged to the allowance for possible losses pursuant to the disposition of the Park 77 Office Building.

NOTE 4 - CHAPTER 11 PROCEEDINGS

Briar Bay Associates

In August 1992, the Briar Bay Racquet Club Apartments, located in Miami, Florida, suffered severe structural, interior, and roof damage and surrounding landscape destruction as a result of Hurricane Andrew. The Briar Bay Racquet Club Apartments was subject to mortgage notes payable totaling approximately $4.5 million at December 31, 1992, of which $2.1 million matured in October 1992 and $2.4 million matured in February 1993. The General Partner was negotiating to refinance the notes payable when the property was damaged by the hurricane. Because of the extensive damage to the property, negotiations related to the debt refinancing ceased, and the General Partner was unable to secure a refinancing agreement. In September 1992, Briar Bay Associates, a wholly-owned partnership that holds fee ownership to the Briar Bay Racquet Club Apartments, filed for Chapter 11 protection. The General Partner believed that a bankruptcy reorganization of Briar Bay Associates and of the property was the most feasible method of obtaining a restructuring of the matured debt while the Partnership maintained control of the property to ensure completion of its rehabilitation.

In May 1993, the Partnership purchased Briar Bay Associates' three second lien notes payable aggregating $2.1 million, which had matured in October 1992, for cash payments of $2.4 million representing all principal and unpaid interest due under the note agreements and related legal fees. The purchase of the second lien notes allowed Briar Bay Associates to move to expedite confirmation of its reorganization plan, and begin rehabilitation of the property. In June 1993, the Bankruptcy Court confirmed a consensual plan of reorganization for Briar Bay Associates (the "Briar Bay Plan") pursuant to which the $2.4 million first lien note which had matured in February 1993 was modified and extended. The new loan agreement requires monthly payments based on a loan amortization of 15 years and an annual interest rate of 10.25% until the note's maturity in August 1998. No gain or loss was recognized on the Briar Bay Associates reorganization.

Greenbriar Associates

The Greenbriar Apartments secured a mortgage loan with principal and interest payable totaling approximately $12.5 million as of December 31, 1993. In December 1990, the Partnership ceased debt service on the note because the property's operations did not support debt service payment. As a result of the Partnership's nonperformance under the terms of the mortgage note, the lien holder moved to foreclose on the property in October 1991, and in December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure, because Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan. In July 1994, the deed was recorded and the property was transferred to the lienholder. The Partnership recognized a net gain of approximately $9.5 million on the property disposition and extinguishment of debt in 1994. See also Note 5.

CCP IV Associates

CCP IV Associates holds title to Arbour East, Citadel Village, Knollwood, and the Village East apartments. The Partnership suspended debt service on the Village East Apartments in November 1990 and on the remaining four properties in 1991, because the properties' operating cash flows did not support their scheduled debt service payments. In addition, the General Partner believed that the properties were leveraged in excess of their economic values. The General Partner placed CCP IV Associates under Chapter 11 protection in October 1991 when the lenders initiated foreclosure proceedings because of the Partnership's nonperformance under the respective mortgage obligations.



In December 1992, the Bankruptcy Court confirmed a consensual plan of reorganization for CCP IV Associates (the "CCP IV Associates Plan") pursuant to which $4.4 million of the $21.4 million of aggregate mortgage debt and accrued interest secured by the properties was discharged in exchange for cash payments of $2.1 million, of which $900,000 was paid in 1992 and $1.2 million was paid in the first quarter of 1993. The remaining $17 million of mortgage debt was restructured whereby mortgage interest rates which ranged from 9.125% to 11.5% were modified to range from 9% to 9.5%, and maturity dates which ranged from January 1992 to November 2008 were extended to range from December 1998 to November 2008. The Partnership recognized an extraordinary gain of approximately $2.3 million on the early extinguishment and modification of indebtedness pursuant to the CCP IV Associates Plan, as included in the caption "Chapter 11 reorganization" for the year ended December 31, 1992, in Note 5.

Nob Hill Villa Associates

The General Partner placed Nob Hill Villa Associates, a wholly-owned partnership which owns Nob Hill Villa Apartments, under Chapter 11 protection in March 1991 when the lien holders moved to foreclose on the property. Effective March 1992, the Bankruptcy Court approved a consensual plan of reorganization (the "Nob Hill Villa Plan") for Nob Hill Villa Associates. Pursuant to the Nob Hill Villa Plan, $1.5 million of the property's $7.5 million mortgage debt was discharged after payment of $384,000, and the remaining $6 million was restructured. The interest rate on the second lien note was modified from 8.31% to a variable interest rate that escalates from 8% to 10% by 1997. The interest rate will remain at 10% until the note's maturity in November 1998. Additionally, the interest rate on the first lien mortgage note was modified from 10.125% to 9.7% and the note's maturity was extended from November 1993 to November 1995. The Partnership recognized an extraordinary gain of approximately $1.4 million on the extinguishment of debt pursuant to the Nob Hill Villa Plan, as included in the caption "Chapter 11 reorganization" for the year ended December 31, 1992, in
Note 5.

Disposition of Barnett Regency Associates in 1992

Barnett Regency Associates was placed under Chapter 11 protection in October 1991 when the lender moved to foreclose on the property due to the Partnership's nonperformance on the property's mortgage obligation. Debt service on the property was suspended in December 1990 because of the property's operating deficits. At the time of the Chapter 11 filing, the property had a sales value in excess of its $3.1 million of aggregate mortgage debt and accrued interest and the Chapter 11 proceeding would allow management time to pursue a sales transaction and negotiate further with the lender for debt relief. Neither the sales efforts nor the debt negotiations were successful. In March 1992, the Chapter 11 proceeding was dismissed and the lender foreclosed upon the property. The Partnership recognized a $1 million gain on the disposition of the real estate investment, principally related to the charge-off of the allowance for possible losses attributable to the property and a $34,000 extraordinary gain on extinguishment of the related mortgage debt, as included in Note 5 under the caption "Real estate dispositions through foreclosure."

General

The realization of assets and liquidation of liabilities attributable to entities in Chapter 11 reorganization proceedings are subject to significant uncertainties during the pendency of their bankruptcy proceedings. The financial statements as of December 31, 1993, and 1992, and for the years then ended include adjustments and reclassifications to reflect the liabilities which have been deferred under the various previously described Chapter 11 proceedings as "Liabilities subject to compromise." Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Actions by creditors to collect claims in existence at the filing date are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims, during the pendency of the proceedings.

Summarized Financial Statements

The Partnership's balance sheets reflect the liabilities of the entities involved in Chapter 11 proceedings as of the balance sheet dates as "Liabilities subject to compromise." Summarized below are the assets, liabilities, and partners' deficit of Greenbriar Associates as of December 31, 1993. The summarized results of operations for the years ended December 31, 1994, 1993 and 1992, set forth below present the operations of the entities which were involved in bankruptcy proceedings for the years then ended.

The following summarized financial statements were prepared on the same basis as the Partnership's financial statements. Intercompany balances between the entities in bankruptcy and the Partnership have been eliminated in the Partnership's consolidated financial statements and the summarized financial statements set forth below:




                                                                                       AS OF DECEMBER 31, 1993
                                            ASSETS                                          (in thousands)


Real estate..............................................                                   $      12,098
Less:   Accumulated depreciation.........................                                          (8,414)
                                                                                             ------------
                                                                                                    3,684
Cash and cash equivalents                                                                              16
Prepaid expenses and other assets                                                                     646

Total assets                                                                                $       4,346
                                                                                             ============

    LIABILITIES AND PARTNERS' DEFICIT

Notes and interest payable                                                                  $      12,492
Accounts payable and accrued expenses                                                                 437
                                                                                             ------------

Total liabilities                                                                                  12,929

Partners' deficit                                                                                  (8,583)

Total liabilities and partners' deficit                                                     $       4,346
                                                                                             ============



                                                                  FOR THE PERIOD
                                                                FROM JANUARY  1,          FOR THE YEARS ENDED
                                                                   TO JULY 15,                DECEMBER 31,
                                                                        1994            1993              1992
                                                                 ------------------------------------- ------------
                                                                                    (in thousands)

Rental revenues..........................................       $      1,322         $    2,163       $      3,264
                                                                 -----------          ---------        -----------

Costs and expenses:
    Property operations..................................              1,278              1,959              2,524
    Depreciation.........................................                364                654                977
    Interest.............................................                538                993              1,587
                                                                 -----------          ---------        -----------
Total costs and expenses.................................              2,180              3,606              5,088
                                                                 -----------          ---------        -----------

Loss from operations.....................................               (858)            (1,443)            (1,824)
Reorganization expense...................................                  -                  -               (168)
                                                                 -----------          ---------        -----------
Net loss.................................................       $       (858)        $   (1,443)      $     (1,992)
                                                                 ===========           ========        ===========


NOTE 5 - DISPOSITION OF REAL ESTATE

Summary of Noncash Investing and Financing Activity

In January 1991, the Partnership suspended scheduled debt service on the U.S. Department of Housing and Urban Development ("HUD") financed loan secured by the Westwood Apartments because cash flow from the property's operations did not support the scheduled payments, and because the property was leveraged in excess of its economic value. The Partnership submitted two workout proposals to HUD; however, HUD rejected both proposals. In 1993, HUD notified the Partnership that it intended to foreclose on the Westwood Apartments, and the General Partner informed HUD that it would cooperate with HUD's planned sale of the property. In September 1994, the property was foreclosed upon by HUD. The Partnership recognized a gain of approximately $5.4 million on the disposition of the real estate and an extraordinary gain of $426,000 on extinguishment of the related debt.

As more fully described in Note 3, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure on Greenbriar Apartments, and in July 1994, the deed was recorded and the property was transferred to the lienholder. The Partnership recognized a gain of approximately $3.3 million on the disposition of the real estate and an extraordinary gain of approximately $6.2 million on extinguishment of the related debt.

The following table sets forth the noncash investing and financing activity during the years ended December 31, 1994, 1993 and 1992.




                                 NET        NOTES AND      LIABILITIES                       NET GAIN (LOSS)
                                REAL        INTEREST       SUBJECT TO               DISPOSITION OF      DEBT EXTIN-
                             ESTATE (a)    PAYABLE (b)     COMPROMISE       OTHER   REAL ESTATE(c)     GUISHMENT(d)
                                                           (in thousands)

FOR THE YEAR ENDED
    DECEMBER 31, 1994

Real estate dispositions
   through foreclosure       $ (5,866)    $  8,081         $ 13,215       $  (567)      $   8,639        $   6,614

Other                               -            -                -            23  (e)          -                -
                              -------      -------          -------        ------        --------         --------
                             $ (5,866)    $  8,081         $ 13,215       $  (544)      $   8,639        $   6,614
                              =======      =======          =======        ======        ========         ========

FOR THE YEAR ENDED
    DECEMBER 31, 1993

Debt refinancing             $      -     $   (272)        $     -        $      -      $      -         $   (272)
                              =======      =======          ======         =======       =======          =======

FOR THE YEAR ENDED







    DECEMBER 31, 1992

Chapter 11 reorganization    $      -     $(24,193)        $27,884        $      -      $      -         $  3,691

Real estate dispositions
  through foreclosure          (3,015)       1,704           2,834             245           329            1,439

Debt extinguishment                 -          547               -               -             -              547
                              -------      -------          ------         -------       -------          -------
                             $ (3,015)    $(21,942)        $30,718        $    245      $    329         $  5,677
                              =======      =======          ======         =======       =======          =======


(a) Amounts are net of accumulated depreciation and allowance for possible losses. Approximately $2.8 million was charged to the allowance for possible losses in 1992.
(b)   Amounts are net of discounts.
(c) The net gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The net gain is reflected in "Gain on disposition of real estate" in the statements of operations.
(d) The gain (loss) on the extinguishment of debt represents the difference between the estimated fair value of the property at disposition, plus any cash settlement or other consideration, and the amount of debt, including accrued interest, extinguished. The net gain (loss) is reflected as an extraordinary item in the statements of operations.
(e) Amount represents the estimated fair market value of the Southmark stock on the date of receipt. See Note 9.

NOTE 6 - SALE OF REAL ESTATE


In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap note receivable and received net sales proceeds of $881,000. The new wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest of $11,814, and matures in March 1996. Since the wrap around promissory note is subordinate and inferior to the first lien mortgages, the Partnership remains obligated under two underlying first lien mortgages of approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received from the purchaser a capital improvement escrow totaling $150,000. Upon completion of certain repairs and capital improvements at the property, the Partnership will reimburse the purchaser from the escrow account. The Partnership recognized a gain of approximately $884,000 on the sale during 1994. The sales transaction is summarized in the following table (in thousands):




            Sales Value:
               Cash proceeds received........................                    $         881
               Wrap note receivable..........................                            1,200
                                                                                  ------------
                 Total sales value...........................                            2,081
                                                                                  ------------
            Cost of sales:
               Net real estate (a)...........................                           (1,188)
               Other liabilities, net of other assets........                               (9)
                                                                                  ------------
               Total costs of sales..........................                           (1,197)
                                                                                  ------------
               Gain on sale of real estate...................                    $         884

                                                                                  ============



            (a) Real estate at cost, net of accumulated depreciation of approximately $1.7 million.


The holder of the underlying first lien mortgages did not pre-approve the sale and, as a result, as of December 31, 1994, the Partnership is in default of the two first lien mortgages. Although the holder of the mortgages has the right to accelerate the notes at any time, no such intentions have been indicated by the holder of the mortgages.

Activity in the allowance for possible losses account is as follows:



                                                                                NOTE
                                                                             RECEIVABLE
                                                                             (in thousands)


Balance, December 31, 1992.................. . .                             $     1,859
Amounts charged off.............................                                  (1,859)
                                                                              ----------






Balance, December 31, 1993......................                             $         -
Amounts charged off.............................                                       -
                                                                              ----------

Balance, December 31, 1994......................                                       -
                                                                              ==========


NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

At December 31, 1994, prepaid expenses and other assets include restricted balances of approximately $1.3 million, representing amounts held in escrow accounts for specified repairs and reserve requirements and cash balances held by a court appointed property manager for Greenbriar Apartments. See Note 4.

NOTE 8 - COMMITMENT AND CONTINGENCIES

Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and cash equivalents, and Securities available for sale, at market, totaling approximately $9.0 million at December 31, 1994, exceeded the Partnership's reserve requirement of $8.6 million. Such cash reserves include $639,000 of cash and cash equivalents restricted for use at the Partnership's two HUD-financed properties.

Contingencies

Approximately $14.3 million of nonrecourse debt secured by two of the Partnership's properties, Foothill Place Apartments and Chimney Hill Apartments, was due to mature in 1994. In July 1994, the Partnership exercised its option to extend the notes' maturities until September 1995 by paying a 1%, or $143,000, loan extension fee to the current lender as provided for in the loan agreement. The General Partner intends to attempt to refinance the debt prior to the maturities; however, there is no assurance that the refinancings will be completed.

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matures in 1995. The property may be leveraged in excess of its economic value, and is unable to support its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to support refinancing of the existing indebtedness under current market terms. The outcome of this uncertainty cannot be predicted.

The Nob Hill Villa Apartments secures two nonrecourse mortgage notes totaling approximately $5.8 million. One of the notes, a $3.8 million first lien mortgage, matures in 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7.5 million secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.20% and matures in April 2005.

Greenbriar Associates, Ltd. ("Greenbriar Associates"), a wholly-owned limited partnership that holds fee title to the Greenbriar Apartments, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the District of Arizona, Bankruptcy Court, in December 1991. This Chapter 11 proceeding was dismissed in 1994. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for a more complete discussion of this proceeding.

In November of 1994, C.E. and Berniece Patterson, each of whom is a limited partner of the Partnership, filed an action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages, alleging, among other things, that a tender offer by LP 5 Acceptance Corporation for limited partnership units of the Partnership violated the federal securities laws and the partnership agreements and breached the general partner's fiduciary duties. The complaint names ConCap Equities, Inc., the general partner of the Partnership and others as defendants. These actions were filed by the Pattersons as individuals and are not class actions. The tender offer was terminated in December 1994. In December 1994, the complaint in this action was amended to include Insignia, MAE and MAE-ICC, Inc. and others as defendants in connection with a tender offer commenced in December 1994 by Insignia CCP IV Acquisition, L.L.C. for limited partnership units of the Partnership. On January 20, 1995, the District Court denied Plaintiffs' motion for a preliminary injunction to enjoin the tender offer. The tender offer closed on January 20, 1995 and the offeror purchased the tendered units. C.E. and Berniece Patterson had also initiated other causes of action against two affiliated entities, which held limited partnership units in Consolidated Capital Properties III and Consolidated Capital Properties VI regarding other tender offers. On March 31, 1995, the parties to the above referenced actions entered into a settlement agreement and a standstill agreement for all actions pursuant to which (i) Plaintiffs filed a notice of dismissal with respect to the first amended complaints in the actions; (ii) Plaintiffs and defendants released each other from all claims which were or could have been asserted in connection with the first amended complaints in the actions; (iii) Plaintiffs and MacKenzie Patterson, Inc. will refrain from certain activities relating to the acquisition of limited partnership units in any partnership of which Insignia or any of its affiliates is a general partner; (iv) Plaintiffs and their affiliates granted to a subsidiary of Insignia a right of first refusal in connection with the sale of limited partnership interests in the Partnership by plaintiffs; and (v) Plaintiffs and their affiliates will assign to a subsidiary of Insignia irrevocable proxies to vote any limited partnership interests in the Consolidated Capital Properties VI acquired by MacKenzie as a result of the tender offer by MacKenzie Patterson, Inc. and affiliates to acquire limited partnership interests in Consolidated Capital Properties VI or thereafter.

Except for the above proceedings, the Partnership is not a party to, nor are the Partnership's properties the subject of any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

NOTE 9 - OTHER INCOME

In 1991, the Partnership (and simultaneously each of the Affiliated Partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $23,000 and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

In July 1994, the Partnership was able to recover $199,000, representing the refund of a repair escrow relating to a property that was previously sold. The recovery has been recorded as "Other income" in the accompanying statements of operations.

                       CONSOLIDATED CAPITAL PROPERTIES IV
                                                                   Page 1 of 3
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1994
                             (dollars in thousands)



                                                                                      GROSS AMOUNT AT
                                        INITIAL COST (a)                       WHICH CARRIED AT CLOSE OF PERIOD
                                 ----------------------------    COSTS        ---------------------------------
                                                               CAPITALIZED
                      RELATED                BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
DESCRIPTION        ENCUMBRANCES     LAND    IMPROVEMENTS    TO ACQUISITION   LAND     IMPROVEMENTS      TOTAL
-----------        -------------  --------  ------------      -----------    ------   --------------- ---------

Knollwood Apts.
Nashville, TN       $   5,521     $     345   $     7,065      $    2,042     $  345    $     9,107   $    9,452

Chimney Hills Apts.
Marietta, GA            4,305           659         7,188           1,962        659          9,150        9,809

Briar Bay Racquet
  Club Apts.
Miami, FL               2,326         1,084         5,271           1,091       1,084         6,362        7,446

Citadel Village Apts.
Colorado Springs, CO    2,239           337         3,334             (47)(b)     337         3,287        3,624

Village East Apts.
Cimarron Hills, CO      1,652           184         2,236             688       184           2,924        3,108

Rivers Edge Apts.
Auburn, WA              2,094           512         2,160             390       512           2,550        3,062

Nob Hill Villa Apts.
Nashville, TN           5,838           490         8,922           1,832       490          10,754       11,244

Citadel Apts.
El Paso, TX             4,967           695         5,619             782       695           6,401        7,096

Post Ridge Apts.
Nashville, TN           4,637           143         2,498           1,224       143           3,722        3,865

                                                                  -31-

                                                           DEPRE-
                                    DATE OF                CIABLE
                      ACCUMULATED   CONSTRUC-    DATE       LIVES
                     DEPRECIATION     TION     ACQUIRED    (YEARS)
                    -------------  ----------- --------   -------

Knollwood Apts.
Nashville, TN        $    7,368         1972     7/82         5-18

Chimney Hills Apts.
Marietta, GA              7,467         1973     8/82         5-18

Briar Bay Racquet
  Club Apts.
Miami, FL                 4,956         1975     9/82         5-18

Citadel Village Apts.
Colorado Springs, CO      2,839         1974    12/82         5-18

Village East Apts.
Cimarron Hills, CO        2,338         1973    12/82         5-18

Rivers Edge Apts.
Auburn, WA                2,020         1976     4/83         5-18

Nob Hill Villa Apts.
Nashville, TN             8,353         1971     4/83         5-18

Citadel Apts.
El Paso, TX               5,078         1973     5/83         5-18

Post Ridge Apts.
Nashville, TN             2,978         1972     7/82         5-18

                       CONSOLIDATED CAPITAL PROPERTIES IV
                                                                    Page 2 of 3

                                   SCHEDULE III
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 December 31, 1994
                                (dollars in thousands)




                                                                                      GROSS AMOUNT AT
                                        INITIAL COST (a)                       WHICH CARRIED AT CLOSE OF PERIOD
                                 ----------------------------    COSTS        ---------------------------------
                                                              CAPITALIZED
                     RELATED                BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
DESCRIPTION        ENCUMBRANCES     LAND    IMPROVEMENTS    TO ACQUISITION   LAND     IMPROVEMENTS      TOTAL
-----------        -------------  --------  ------------      -----------    ------   --------------- ---------


Arbour East Apts.
Nashville, TN       $   5,761     $     547   $     8,574    $    1,964     $     547    $    10,538  $    11,085

Southport Apts.
Tulsa, OK               3,553         1,175         6,496            86         1,175          6,582        7,757

The Apartment Apts.
Omaha, NE               3,589           438         6,218          1,009          438          7,227        7,665

Lake Forest Apts.
Omaha, NE               4,313           692         5,811           977           692          6,788        7,480

Metro Centre

Fountain Valley, CA     3,518           899         2,229           225           439          1,367        1,806


Foothill Place Apts.

Salt Lake City, UT      9,993         3,492         9,435         1,771         3,402         10,984       14,386


Stratford Place Apts.
Austin, TX              2,731         1,186         4,628           740         1,186          5,368        6,554

Overlook Apts.
Memphis, TN             1,925           397         3,573           130           397          3,703        4,100


                                                           DEPRE-
                                    DATE OF                CIABLE
                      ACCUMULATED   CONSTRUC-     DATE      LIVES
                     DEPRECIATION     TION     ACQUIRED    (YEARS)
                    -------------  ----------- --------   -------

Arbour East Apts.
Nashville, TN      $    7,760         1973       9/83         5-18

Southport Apts.
Tulsa, OK               4,743            -      11/83         4-18

The Apartment Apts.
Omaha, NE               4,607         1973       4/84         5-18

Lake Forest Apts.
Omaha, NE               4,339         1971       4/84         5-18

Metro Centre

Fountain Valley, CA     1,054         1983       6/85         4-28


Foothill Place Apts.

Salt Lake City, UT      6,463         1973       8/85         5-18


Stratford Place Apts.
Austin, TX              2,902         1975       8/85         5-20

Overlook Apts.
Memphis, TN             2,580         1970       11/85        5-15

                        CONSOLIDATED CAPITAL PROPERTIES IV
                                                                    Page 3 of 3
                                    SCHEDULE III
                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   December 31, 1994
                                (dollars in thousands)


                                                                                      GROSS AMOUNT AT
                                        INITIAL COST (a)                       WHICH CARRIED AT CLOSE OF PERIOD
                                 ----------------------------    COSTS        ---------------------------------
                                                              CAPITALIZED
                     RELATED                BUILDINGS AND     SUBSEQUENT               BUILDINGS AND
DESCRIPTION        ENCUMBRANCES     LAND    IMPROVEMENTS    TO ACQUISITION   LAND     IMPROVEMENTS      TOTAL
-----------        -------------  --------  ------------      -----------    ------   --------------- ---------


Point West Apts.

Charleston, SC            562           285              2,919           302           205          2,474        2,679
                     --------      --------         ----------     ---------      --------     ----------    ---------

                    $   69,524    $     13,560     $    94,176    $    17,168    $     12,930 $     109,288 $    122,218
                     =========     ===========      ==========     ==========     ===========  ============  ===========



                                                           DEPRE-
                                    DATE OF                CIABLE
                      ACCUMULATED   CONSTRUC-     DATE      LIVES
                     DEPRECIATION     TION     ACQUIRED    (YEARS)
                    -------------  ----------- --------   -------


Point West Apts.

Charleston, SC          1,875            1973      11/85     5-18
                     --------        --------   --------   ------

                  $    79,720
                     =========



a) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing rate at the date of acquisition.

(b) Net of a write down of $416 for fire damage recorded in fiscal 1989.

                                        CONSOLIDATED CAPITAL PROPERTIES IV

                                               Notes to Schedule III

                                     Real Estate and Accumulated Depreciation



Changes in real estate and accumulated depreciation are as follows:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
REAL ESTATE:                                                 1994               1993               1992
-----------                                               ------------       ------------       -------
                                                                    (in thousands)


Balance at beginning of year.........................     $    144,854       $    143,217       $    153,279
   Acquisitions and additions........................            1,708              1,637              1,543
   Dispositions through sale.........................           (3,533)                 -                  -
   Dispositions through foreclosures.................          (20,811)                 -            (11,605)
                                                           ------------       -----------        -----------

Balance at end of year...............................     $     122,218(1)   $    144,854 (1)   $    143,217 (1)
                                                           ============       ===========        ===========



ACCUMULATED DEPRECIATION:

Balance at beginning of year.........................     $     89,681       $     81,919       $     79,758
   Depreciation of real estate.......................            7,328              7,762              7,949
   Accumulated depreciation on real estate
      sold...........................................           (2,345)                 -             (5,788)
   Accumulated depreciation on real estate
      foreclosed.....................................          (14,944)                 -                  -
                                                           -----------        -----------        -----------

Balance at end of year...............................     $     79,720       $     89,681       $     81,919
                                                           ===========        ===========        ===========


(1)   The aggregate cost for federal income tax purposes is (in thousands):

      1994            $    140,683
      1993            $    169,958
      1992            $    168,304

                                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE PARTNERSHIP.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1994, their age and the nature of all positions with CEI presently held by them are as follows:



         NAME OF INDIVIDUAL                        POSITION IN CEI                           AGE

         Carroll D. Vinson                         President                                 53

         William H. Jarrard, Jr.                   Vice President                            48

         John K. Lines                             Vice President/Secretary                  35

         Kelley M. Buechler                        Assistant Secretary                       37

         Robert D. Long, Jr.                       Chief Accounting Officer/                 27
                                                   Controller


Carroll D. Vinson has been President of CEI since December of 1994 and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company which sold substantially all of its assets to Insignia in December 1990.



William H. Jarrard, Jr. has been Vice President of CEI since December of 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director
- Asset Management and Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm of Ernst & Whinney for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.


John K. Lines has been Vice President and Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1990 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.


Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since December 1991. From January 1991 until December 1991, Mr. Long was associated with the accounting firm of Harshman Lewis and Associates. From July 1989 until January 1991, Mr. Long was an auditor for the State of Tennessee. He is a graduate of the University of Memphis.


Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1993. One of the Affiliated Partnerships, Consolidated Capital Properties II, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on October

15, 1991, and was subsequently liquidated pursuant to a reorganization plan approved by the Bankruptcy Court in the year ended December 31, 1992. Another Affiliated Partnership, Consolidated Capital Properties, filed for Chapter 11 protection on February 19, 1992, and was liquidated in 1994 pursuant to a reorganization plan approved by the Bankruptcy Court. These Chapter 11 filings were made due to the Partnerships' liquidity problems and maturities on certain mortgage debt secured by the Partnerships' real estate investments.

No family relationship exists between any of the directors and officers of CEI.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

        Except as provided below, as of February 16, 1995, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

                                                 NUMBER OF            PERCENT
        NAME AND ADDRESS                           UNITS              OF TOTAL

        Insignia CCP IV Acquisition, L.L.C.       64,175               18.72%

        The Units reflected above were acquired by Insignia CCP IV Acquisition, L.L.C., an affiliate of the Partnership and CEI, pursuant to the Tender Offer dated January 20, 1995, to purchase Units for a purchase price of $60.00 per Unit.


        Insignia CCP IV Acquisition, LLC is owned jointly by Insignia CCP IV Holding, Inc. (60%) and Koll Tender Corporation I (40%).


        As of February 16, 1995, no other person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)     Beneficial Owners of Management

        Except as provided below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially:

(c)     Changes in Control

        Beneficial Owners of CEI

        As of February 16, 1995, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                                 NUMBER OF             PERCENT
        NAME AND ADDRESS                        CEI SHARES            OF TOTAL

        GII Realty, Inc.                          100,000               100%


        GII Realty, Inc. is owned 50.5% by MAE-ICC, Inc. and 49.5% by Gordon Realty, Inc.



                       CONSOLIDATED CAPITAL PROPERTIES IV

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSOLIDATED CAPITAL PROPERTIES IV

                                       By:   CONCAP EQUITIES, INC.
                                             Its General Partner,



November 9, 1994                         By:   /s/ Carroll D. Vinson
Date                                           Carroll D. Vinson
                                               President


November 9, 1994                         By:   /s/ Robert D. Long, Jr.
----------------------------------             -----------------------
Date                                           Robert D. Long, Jr.
                                               Controller, Principal Accounting
                                               Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 9, 1994                               By:   /s/ Carroll D. Vinson
Date                                                 Carroll D. Vinson
                                                     Director and President


November 9, 1994                               By:   /s/ Robert D. Long, Jr.
----------------------------------                   -----------------------
Date                                                 Robert D. Long, Jr.
                                                     Controller, Principal
                                                     Accounting Officer