Form 10-Q
period 1995-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1995-11-14
CIK 355804

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


                For the quarterly period ended September 30, 1995

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES     EX
      EXCHANGE ACT OF 1934

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


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except for unit data)


                                                September 30,     December 31,
                                                    1995              1994
 Assets
   Cash and cash equivalents                      $ 10,092        $  4,674
   Investments                                       2,637           4,343
   Prepaid expenses and other assets                 4,303           4,108
   Note and interest receivable                      1,162           1,189
   Investment properties:
      Land                                          12,930          12,930
      Buildings and personal property              111,012         109,288
                                                   123,942         122,218
      Less accumulated depreciation                (84,619)        (79,720)
                                                    39,323          42,498

                                                  $ 57,517        $ 56,812

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable and accrued expenses          $  3,345       $   2,502
   Notes and interest payable                       72,085          70,825
                                                    75,430          73,327

 Partners' Deficit
   General partners                                 (5,922)         (5,866)
   Limited partners (342,783 and 342,803
      units outstanding in 1995 and 1994,
      respectively)                                (11,991)        (10,649)
                                                   (17,913)        (16,515)

                                                  $ 57,517        $ 56,812

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                     CONSOLIDATED CAPITAL PROPERTIES IV

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              1995        1994          1995      1994
 Revenues:
     Rental income                           $6,795     $ 6,759       $19,867   $20,853
     Interest and dividend income               140         102           503       264
        Total revenues                        6,935       6,861        20,370    21,117
 Expenses:
     Property operations                      3,624       4,327         9,945    12,713
     Depreciation and amortization            1,653       1,812         4,940     5,679
     Interest                                 1,661       2,091         4,954     6,289
     Administrative                             428         188         1,258       640
        Total expenses                        7,366       8,418        21,097    25,321

     Income (loss) from operations             (431)     (1,557)         (727)   (4,204)
     Gain on sale of real estate (Note H)        --         284            --       284
     Gain on disposition of real estate
        (Note I)                                 --       8,639            --     8,639
     Other income (Note E)                       --         199            --       394
        Income (loss) before extraordinary
          items                                (431)      7,565          (727)    5,113
 Extraordinary items:
     Gain on refinancing (Note F)                --          --           250        --
     Gain on extinguishment of debt
        (Note I)                                 --       6,614            --     6,614

     Net income (loss)                       $ (431)    $14,179       $  (477)  $11,727

 Net income (loss) allocated to general
     partners (4%)                           $  (17)    $   567       $   (19)  $   469
 Net income (loss) allocated to limited
     partners (96%)                            (414)     13,612          (458)   11,258

 Net income (loss)                           $ (431)    $14,179       $  (477)  $11,727

 Net income (loss) per weighted average
     limited partnership unit:
     Income (loss) before extraordinary
        items                                $(1.21)    $ 21.19       $ (2.04)  $ 14.32

     Extraordinary items                         --       18.52           .70     18.52

     Net income(loss) per weighted average
     limited partnership unit                $(1.21)    $ 39.71       $ (1.34)  $ 32.84

[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES IV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT


              For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)
                        (in thousands, except unit data)

                                             Limited
                                           Partnership   General       Limited
                                               Units     Partners      Partners     Total

 Original capital contributions               343,106    $     1      $171,553    $171,554
 Partners' deficit at December 31, 1993       342,839    $(6,335)     $(21,897)   $(28,232)
 Abandonment of limited partnership
    units (Note G)                                (36)        --            --          --
 Net loss for the nine months ended
    September 30, 1994                             --        469        11,258      11,727
 Partners' deficit at September 30, 1994      342,803    $(5,866)     $(10,639)   $(16,505)


 Partners' deficit at December 31, 1994       342,783    $(5,866)     $(10,649)   $(16,515)
 Net loss for the nine months ended
    September 30, 1995                             --        (19)         (458)       (477)
 Distributions paid (Note J)                       --        (37)         (884)       (921)
 Partners' deficit at September 30, 1995      342,783    $ (5,922)    $(11,991)   $(17,913)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                     CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                             1995            1994
 Cash flows from operating activities:
    Net income (loss)                                       $  (477)        $11,727
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization of loan costs
        and lease commissions                                 5,171           6,165
       Gain on sale of real estate                               --            (284)
       Gain on disposition of real estate                        --          (8,639)
       Gain on refinancing                                     (250)             --
       Gain on extinguishment of debt                            --          (6,614)
       Change in accounts:
        Prepaid expenses and other assets                      (548)           (168)
        Accounts payable and accrued expenses                   907            (555)
        Note interest payable                                   144             704

            Net cash provided by operating activities         4,947           2,336

 Cash flows from investing activities:
    Property improvements and replacements                   (1,769)         (1,444)
    Purchase of securities                                   (7,176)         (1,705)
    Proceeds from sale of securities                          8,882             200
    Proceeds from sale of real estate                            --             881
    Deposits to restricted escrows                             (556)             --
    Receipts from restricted escrows                            978             150
    Collections on notes receivable                              27              --

            Net cash provided by (used in) investing
                activities                                      386          (1,918)

 Cash flows from financing activities:
    Payments on notes payable                                  (560)           (586)
    Repayment of notes payable                               (5,573)             --
    Proceeds from long-term borrowings                        7,500              --
    Loan costs paid                                            (361)             --
    Distributions to partners                                  (921)             --

            Net cash provided by (used in)
                financing activities                             85            (586)

 Net increase (decrease) in cash and cash equivalents         5,418            (168)

 Cash and cash equivalents at beginning of period             4,674           4,390

 Cash and cash equivalents at end of period                 $10,092         $ 4,222

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $ 4,562         $ 5,116

[FN]

           See Accompanying Notes to Consolidated Financial Statements


e)                     CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Consolidated Capital Properties IV (the "Partnership").

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

   The Partnership's financial statements include the accounts of certain wholly-owned limited partnerships: ConCap Citadel Associates, Ltd., Apartment Associates, Ltd., ConCap River's Edge Associates, Ltd., ConCap Stratford Associates, Ltd., Briar Bay Apartments Associates, Ltd., CCP IV Associates, Ltd., Greenbriar Associates, Ltd., Nob Hill Villa Associates, L.P., Point West Associates, L.P., ConCap Metro Centre Associates, Ltd., Post Ridge Associates, Ltd., Westwood Apartments Associates, Ltd., and Overlook Associates, Ltd. The Partnership's financial statements also include the Partnership's majority interest in a joint-venture partnership and certain other single-asset limited partnerships. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds, and commercial paper and U.S. Treasury Bills with original maturities of three months or less.


Net Loss Per Weighted Average Limited Partnership Unit

   Net loss per weighted average Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 342,783 and 342,826 for the nine months ended September 30, 1995 and 1994, respectively.

Presentation of Accounts

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Related Party Transactions

   The Partnership has paid the property management fees noted below based on collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property
operations.   Prior to July 1993, day-to-day property management services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for four additional Partnership properties in January 1994. In late December 1994, an affiliate of Insignia Financial Group, Inc., ("Insignia"), assumed day-to-day property management responsibilities for fifteen of the Partnership's eighteen properties. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. South Port Apartments is currently managed by an unaffiliated management company.

   Fees paid to Insignia and affiliates for the nine months ended September 30, 1995, and fees paid to PSI and Coventry for the nine months ended September 30,

Note B - Related Party Transactions - continued

1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   For the Nine Months Ended
                                                          September 30,
                                                    1995               1994

                                                         (in thousands)

 Property management fees                          $926                $422
 Special management fee                              80(1)               --

(1) The Limited Partnership Agreement ("Partnership Agreement") provides for a fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services.

   The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:

                                                  For the Nine Months Ended
                                                         September 30,
                                                    1995               1994

                                                         (in thousands)

 Reimbursement for services of affiliates          $554                $382

   During the nine months ended September 30, 1995, the Partnership incurred approximately $42,000 of expense reimbursements to an affiliate of the General Partner related to evaluating the feasibility of refinancing the debt on several of the Partnership's investment properties. The Partnership has also paid this affiliate approximately $27,000 of capitalized loan costs which related to the refinancing of the Nob Hill Villa Apartments (See Note F).

   In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note C - Chapter 11 Proceeding

Greenbriar Associates

   In December 1990, the Partnership ceased debt service on the note and interest payable secured by Greenbriar Apartments because the property's operations did not support scheduled debt service payments. As a result of the Partnership's non-performance under the terms of the mortgage note, the lien-holder moved to foreclose on the property in October 1991. In December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. Property management services for the property were transferred to a management company employed by the lender in December 1991. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure after Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan. In July 1994, the property was transferred to the lienholder resulting in a net gain of approximately $9.5 million on the property disposition and extinguishment of debt.


Note D - Commitments and Contingencies

Commitments

   The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, and securities available for sale totalling approximately $12.7 million at September 30, 1995, exceeded the Partnership's reserve requirement of $8.6 million. These cash reserves include $949,000 of cash and cash equivalents restricted for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.

Note D - Commitments and Contingencies - continued

Contingencies

   Approximately $14.3 million of nonrecourse debt secured by two of the Partnership's properties, Foothill Place Apartments and Chimney Hill Apartments, was scheduled to mature in 1994. In July 1994, the Partnership exercised its option to extend the notes' maturities until September 1995 by paying a 1% loan extension fee of $143,000 to the lender as provided for in the loan agreement. In September 1995, the Partnership signed an extension agreement extending the maturity date of the notes to June 1997.

   Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market terms. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership currently has no plans to contest this foreclosure notice.

   Greenbriar Associates, Ltd. ("Greenbriar Associates"), a wholly-owned limited partnership that holds fee title to the Greenbriar Apartments, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the District of Arizona, Bankruptcy Court, in December 1991. This Chapter 11 proceeding was dismissed in 1994.

   Lake Forest Apartments secures a HUD-guaranteed mortgage note and accrued interest totalling approximately $4.3 million at September 30, 1995. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.5 million at September 30, 1995, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments. Since 1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD.

Note E - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in the Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to the Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $23,000 and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

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


Note G - Abandoned Limited Partnership Units

   For the nine months ended September 30, 1994, the number of Limited Partnership Units decreased by 36 units due to limited partners abandoning their units. In abandoning Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The net loss per weighted average Limited Partnership Unit in the accompanying Statements of Operations is calculated based on weighted average Units outstanding during the period.


Note H - Sale of Real Estate

   In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap note receivable and received net sales proceeds of $881,000. The new wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest totalling $11,814, and matures in March 1996. The Partnership remains obligated under two underlying first lien mortgages totalling approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a capital improvement escrow totalling $150,000. Upon completion of certain repairs and capital improvements at the property, the Partnership will reimburse the purchaser from the escrow account. The Partnership recognized a gain of 284,000 on the sale during the third quarter of 1994. The sales transaction is summarized in the following table:


                                                      For The Nine Months
                                                   Ended September 30, 1994
                                                        (in thousands)

     Sales Value:
         Cash proceeds received                            $   881
         Wrap note receivable                                1,200
             Total sales value                               2,081
     Cost of sales:
         Net real estate (a)                                (1,788)
         Other liabilities, net of other assets                 (9)
         Total costs of sales                               (1,797)
         Gain on sale of real estate                       $   284

(a) Real estate at cost, net of accumulated depreciation of approximately $2.3 million.

Note I - Disposition of Real Estate

   In January 1991, the Partnership suspended the scheduled debt service on the HUD-financed loan secured by the Westwood Apartments because cash flow from the property's operations did not support the scheduled payments and because the property was leveraged in excess of its economic value. The Partnership submitted two workout proposals to HUD, however, HUD rejected both proposals. In 1993, HUD notified the Partnership that it intended to foreclose on the Westwood Apartments and in September 1994, the property was foreclosed upon. The Partnership recognized a gain of approximately $5.4 million on the disposition of the real estate and an extraordinary gain of $426,000 on extinguishment of the related debt.

Note I - Disposition of Real Estate - continued

   As more fully described in Note C, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure on Greenbriar Apartments and in July 1994, the property was transferred to the lienholder. The Partnership recognized a gain of approximately $3.3 million on the disposition of the real estate and an extraordinary gain of approximately $6.2 million on extinguishment of the related debt.

   The transactions are summarized as follows:
                                                       For The Nine Months
                                                    Ended September 30, 1994
                                                         (in thousands)
         Net real estate (a)                                $(5,866)
         Other assets, net of other liabilities                 455
                                                             (5,411)
         Debt discharged (b)                                 20,664
         Net gain on foreclosure                            $15,253

         Gain on disposition of real estate (c)            $  8,639
         Extraordinary gain on extinguishment of
             debt (d)                                         6,614
         Net gain on foreclosure                            $15,253

(a) Real estate, at cost, net of accumulated depreciation of approximately $14.9 million.
(b) Amount includes accrued interest.
(c) The gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The gain is included in "Gain on disposition of real estate" in the accompanying statements of operations.
(d) The gain on extinguishment of debt represents the difference between the estimated fair value of the property at foreclosure and the amount of debt, including accrued interest, extinguished. The gain is reflected as an extraordinary item in the accompanying statements of operations.

Note J - Distributions

   In September 1995, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $884,000 or $2.58 per Unit to the Unitholders along with a corresponding General Partner distribution of approximately $37,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of seventeen apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                  1995         1994

 The Apartments
    Omaha, NE                                      95%          93%
 Arbor East Apartments
    Nashville, TN                                  98%          98%
 Briar Bay Racquet Club Apartments
    Miami, FL                                      92%          74%
 Chimney Hills Apartments
    Marietta, GA                                   96%          98%
 Citadel Apartments
    El Paso, Tx                                    93%          95%
 Citadel Village Apartments
    Colorado Springs, CO                           97%          97%
 Foothill Place Apartments
    Salt Lake City, UT                             97%          96%
 Knollwood Apartments
    Nashville, TN                                  98%          97%
 *Lake Forest Apartments
    Omaha, NE                                      98%          95%
 Metro Centre Office Building
    Fountain Valley, CA                            57%          60%
 Nob Hill Villa Apartments
    Nashville, TN                                  98%          99%
 Overlook Apartments
    Memphis, TN                                    89%          96%
 Point West Apartments
    Charleston, SC                                 90%          88%
 Post Ridge Apartments
    Nashville, TN                                  97%         100%
 Rivers Edge Apartments
    Auburn, WA                                     93%          92%
 South Port Apartments
    Tulsa, OK                                      83%          83%
 Stratford Place Apartments
    Austin, TX                                     93%          92%
 Village East Apartments
    Cimarron Hills, CO                             99%          98%

*  Property is regulated by the U.S. Department of Housing and Urban
   Development.

   The Briar Bay Racquet Club Apartments was devastated by Hurricane Andrew, which resulted in the unusually low occupancy experienced for the nine months ended September 30, 1994. Subsequent to the restorations and refurbishments done at the property, the occupancy has returned to normal levels. Occupancy for the Overlook Apartments decreased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to increased competition in the Memphis market. The Metro Centre Office Building's low occupancy is due to the current poor economic conditions in the Southern California area.

   The Partnership realized a loss from operations of $727,000 for the nine months ended September 30, 1995, compared to losses from operations of $4,204,000 for the nine months ended September 30, 1994. For the three months ended September 30, 1995 and 1994, the Partnership realized loss from operations of $431,000 and $1,557,000, respectively. The decreased net loss is due primarily to the foreclosure of the Greenbriar and Westwood Apartments and the sale of the Denbigh Woods Apartments during the third quarter of 1994.

   Rental income decreased for the three and nine months ended September 30, 1995, compared to the corresponding periods ended September 30, 1994, due primarily to the sale and foreclosures noted above. The decreases to rental income were partially offset by increased occupancy at the Briar Bay Racquet Club Apartments and rental increases at several of the Partnership's apartment properties for the nine months ended September 30, 1995. Interest and dividend income increased for the three and nine months ended September 30, 1995, compared to the three and nine months ended September 30, 1994, due to higher cash balances being available for investment in 1995. Also, dividends of $61,000 were received on the Partnership's investment in Southmark preferred stock during the nine months ended September 30, 1995, compared to $36,000 during the nine months ended September 30, 1994.

   Property operations, depreciation and amortization and interest expense decreased for the three and nine months ended September 30, 1995, compared to the three and nine months ended September 30, 1994, due primarily to the disposition of Greenbriar, Westwood and Denbigh Woods Apartments in the third quarter of 1994. Administrative expenses increased for the three and nine months ended September 30, 1995, compared to the three and nine months ended September 30, 1994, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers (See Part II Item 1. Legal Proceedings). The increase in administrative expenses was also impacted by increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to $306,000 during the nine months ended September 30, 1995.

   The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is complete.

   The $284,000 gain on sale of real estate realized in the nine months ended September 30, 1994, is due to the sale of Denbigh Woods Apartments in August 1994 (See Note H in the Notes to Consolidated Financial Statements in Item 1).

   The $8.6 million gain on disposition of real estate is due to a gain of approximately $5.4 million on the foreclosure of Westwood Apartments by HUD in September 1994, and a gain of approximately $3.2 million due to the deed-in-lieu transfer of Greenbriar Apartments to the lienholder in July 1994 (See Note I in the Notes to Consolidated Financial Statements in Item 1).

   Other income realized in the nine months ended September 30, 1994, is due to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding, and due to the recovery of a repair escrow relating to a property that was previously sold (See Note E in the Notes to Consolidated Financial Statements in Item 1).

   The $250,000 gain on refinancing realized during the nine months ended September 30, 1995, is due to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.2% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage resulting in an extraordinary gain on refinancing (See Note F in the Notes to Consolidated Financial Statements in Item 1).

   The $6.6 million gain on extinguishment of debt was due to extraordinary gains of approximately $426,000 and $6.2 million related to the transfer of Westwood Apartments and Greenbriar Apartments, respectively, to lienholders (See
Note I in the Notes to Consolidated Financial Statements in Item 1).

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

   As of September 30, 1995, the Partnership held cash and cash equivalents of approximately $10.1 million compared to approximately $4.2 million at September
30, 1994.   Net cash provided by operating activities increased primarily due to the absence of negative cash flows from the properties disposed of in 1994, as noted above, and an increase in accounts payable and accrued expenses at the remaining properties. Net cash provided by investing activities increased primarily due to increased net proceeds from sales of securities and net receipts from restricted escrows, partially offset by increased property improvements and replacements. Net cash provided by financing activities increased as a result of the refinancing of the Nob Hill Villa Apartments debt, partially offset by distributions to partners in 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $71 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the nine months ended September 30, 1995, cash distributions of approximately $921,000 were declared and paid. No cash distributions were made in 1994.

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

   Approximately $14.3 million of nonrecourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments matured in 1994. The Partnership exercised its option to extend the debt maturities until September 1995 by paying a 1% loan extension fee of $143,000 to the current lender as provided for in the loan agreement. In September 1995, the Partnership signed an extension agreement extending the maturity date of the notes to June 1997.

   Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership currently has no plans to contest this foreclosure notice.

   Lake Forest Apartments secures a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") and accrued interest totalling approximately $4.3 million at September 30, 1995. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.5 million at September 30, 1995, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments. Since 1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD.

Greenbriar Associates Chapter 11 Proceeding

   In December 1990, the Partnership ceased debt service on the note and interest payable of $12.7 million secured by Greenbriar Apartments because the property's operations did not support scheduled debt service payments. As a result of the Partnership's nonperformance under the terms of the mortgage note, the lien-holder moved to foreclose on the property in October 1991. In December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure after Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan. In July 1994, the property was transferred to the lienholder resulting in a net gain of approximately $9.5 million on the property disposition and extinguishment of debt.


                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   In November of 1994, C.E. and Berniece Patterson, each of whom is a limited partner of the Partnership, filed an action in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages, alleging, among other things, that a tender offer by LP 5 Acceptance Corporation for limited partnership units of the Partnership violated the federal securities laws and the partnership agreements and breached the general partner's fiduciary duties. The complaint named ConCap Equities, Inc., the general partner of the Partnership and others as defendants. These actions were filed by the Pattersons as individuals and were not class actions. The tender offer was terminated in December 1994. In December 1994, the complaint in this action was amended to include Insignia, MAE and MAE-ICC, Inc. and others as defendants in connection with a tender offer commenced in December 1994, by Insignia CCP IV Acquisition, L.L.C. for limited partnership units of the Partnership. On January 20, 1995, the District Court denied Plaintiffs' motion for a preliminary injunction to enjoin the tender offer. The tender offer closed on January 20, 1995, and the offeror purchased the tendered units. C.E. and Berniece Patterson had also initiated other causes of action against two affiliated entities, which held limited partnership units in Consolidated Capital Properties III and Consolidated Capital Properties VI, regarding other tender offers. On March 31, 1995, the parties to the above referenced actions entered into a settlement agreement and a standstill agreement for all actions pursuant to which (i) Plaintiffs filed a notice of dismissal with respect to the first amended complaints in the actions; (ii) Plaintiffs and defendants released each other from all claims which were or could have been asserted in connection with the first amended complaints in the actions; (iii) Plaintiffs and an affiliate known as MacKenzie Patterson, Inc. ("MacKenzie") will refrain from certain activities relating to the acquisition of limited partnership units in any partnership of which Insignia or any of its affiliates is a general partner; (iv) Plaintiffs and their affiliates granted to a subsidiary of Insignia a right of first refusal in connection with the sale of limited partnership interests in the Partnership by plaintiffs; and (v) Plaintiffs and their affiliates will assign to a subsidiary of Insignia irrevocable proxies to vote any limited partnership interests in the Consolidated Capital Properties VI acquired by MacKenzie as a result of the tender offer by MacKenzie Patterson, Inc. and affiliates to acquire limited partnership interests in Consolidated Capital Properties VI or thereafter.

   Except for the above proceedings, the Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 25, 1995, the General Partner proxied the Limited Partners to modify the Partnership Agreement for certain Proposals as defined in the proxy statement.

   The General Partner formulated the Proposals as a means of increasing operational flexibility and improving Partnership operations. The Proposals seek to achieve these goals by amending the Partnership Agreement to modify certain existing capital reserves and mandatory distribution requirements as well as certain property disposition limitations. Proposal 1 would provide the General Partner with additional flexibility in establishing the timing and amount of distributions by modifying the requirements that the Partnership maintain reserves equal to at least 5% of Invested Capital (which as of September 30, 1995, required reserves of approximately $8.6 million and distribute Surplus Funds, up to the amount of any net economic gains realized upon the sale of any Partnership assets, within 90 days of the close of the fiscal year in which such gains are realized. Proposal 2 would provide the General Partner with the authority to take advantage of certain property disposition opportunities by authorizing the General Partner to sell multiple properties that represent less than 50% of the net book value of all of the Partnership's properties as of the end of the most recently completed calendar quarter to the same purchaser or its affiliates in any six-month period or any single partnership property, without obtaining Limited Partner approval. Importantly, Proposal 2 does not seek to modify the Partnership Agreement provision prohibiting Partnership property sales to the General Partner or its affiliates.

   This matter, originally open until October 25, 1995, was extended until November 24, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b) Reports on Form 8-K:

            None.

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


                                    Date: November 14, 1995