Form 10-K
period 1995-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1996-03-28
CIK 355804

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period.........to.........

                        Commission file number 0-11002

                      CONSOLIDATED CAPITAL PROPERTIES IV
            (Exact name of registrant as specified in its charter)

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

                   Issuer's telephone number (864) 239-1000

             Securities registered under Section 12(b) of the Act:

                                     None

             Securities registered under Section 12(g) of the Act:

                           Limited Partnership Units
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within 60 days prior to the date of filing. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                    PART I

Item 1.  Description of Business

Consolidated Capital Properties IV (the "Partnership") was organized on September 22, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-74353) and commenced a public offering for sale of $100 million of Units with the general partners' right to increase the offering to $200 million. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered under the Securities Exchange Act of 1934 (File No. 0-11002) on March 28, 1983. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171.5 million to the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement, the Partnership has retired a total of 323 Units as of December 31, 1995. The Partnership gave no consideration for these Units.

By the end of fiscal year 1985, approximately 73% of the monies raised had been invested in 48 properties. Of the remaining 27%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 16% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its Limited Partners (herein so called; and together with the General Partner shall be called the "Partners"). As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 1995, the Partnership owned 18 income-producing properties (or interests therein) and held one note receivable with respect to a sold property. Prior to 1995, the Partnership had disposed of 30 properties originally owned by the Partnership.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12," which descriptions are herein incorporated by reference.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million (See "Item 4. Submission of Matters to a Vote of Security Holders"). In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, and securities available for sale at market, totaling approximately $14.2 million at December 31, 1995, exceeded the Partnership's reserve requirements of approximately $2.2 million. Such reserves include $570,000 of cash and cash equivalents restricted for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.

The Partnership currently owns and operates 17 apartment complexes and one office building, which range in age from 12 to 25 years old, principally located in the midwest, southeastern and southwestern United States. The Partnership also holds one note receivable on a sold property which is performing according to the note terms as of December 31, 1995.

The Partnership has made significant capital investments in its real estate portfolio during the previous three years. These investments consisted of selected property improvement and rehabilitation programs and expenditures to cure deferred maintenance existing at certain of the properties. Capital expenditures of $5.86 million are budgeted for the Partnership's properties in 1996.

Approximately $14.3 million of nonrecourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments originally matured in 1994. The Partnership exercised its option to extend the maturities until September 1995, by paying a 1%, or $143,000, loan extension fee to the current lender, as provided for in the loan agreement. In December 1995, these properties along with five of the Partnership's other properties were refinanced for 10 years with interest only payments due each month (See "Note G" in the Notes to Consolidated Financial Statements in "Item 8").

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments and since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure notice and the property was foreclosed upon February 7, 1996.

Prior to March 1995, the Nob Hill Villa Apartments ("Nob Hill") secured two nonrecourse mortgage notes totalling approximately $5.8 million. One of the notes, a $3.8 million first lien mortgage, was scheduled to mature in November 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7.5 million secured by Nob Hill. Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.2% and matures in April 2005.

Lake Forest Apartments secures a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") and accrued interest totalling approximately $4.2 million at December 31, 1995. Post Ridge Apartments ("Post Ridge") secures a mortgage note and accrued interest totalling approximately $4.4 million at December 31, 1995, which was formerly guaranteed by HUD. Operating cash flow from Post Ridge has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge and the debt is currently in default. Since 1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. During 1995, Post Ridge has reduced its accrued interest payable from $395,000 at December 31, 1994, to $171,000 at December 31, 1995. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. The General Partner is currently attempting to refinance this debt.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a limited partner, thereby leaving CEI as the sole general partner of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.


Item 2.  Description of Property

The Partnership originally acquired 48 properties of which eleven (11) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and nine (9) were foreclosed upon by the lenders in fiscal years prior to 1995. As of December 31, 1995, the Partnership owned seventeen (17) apartment complexes and one (1) office building and held one (1) note receivable on sold property as noted below. Additional information about the properties is found in "Item 8 - Financial Statements and Supplementary Data."

                               Date of
 Property                      Purchase     Type of Ownership              Use
 The Apartment (a)              04/84     Fee ownership subject  Residential Apartments
 Omaha, Nebraska                          to first mortgage.     204 units

 Arbour East (a)                09/83     Fee ownership subject  Residential Apartments
 Nashville, Tennessee                     to first mortgage.     350 units


 Briar Bay Racquet Club (a)     09/82     Fee ownership subject  Residential Apartments
 Miami, Florida                           to first mortgage      194 units

 Chimney Hill (a)               08/82     Fee ownership subject  Residential Apartments
 Marietta, Georgia                        to first mortgage      326 units

 Citadel (a)                    05/83     Fee ownership subject  Residential Apartments
 El Paso, Texas                           to first mortgage      260 units

 Citadel Village (a)            12/82     Fee ownership subject  Residential Apartments
 Colorado Springs,                        to first mortgage      122 units
   Colorado

 Foothill Place (a)             08/85     Fee ownership subject  Residential Apartments
 Salt Lake City, Utah                     to first mortgage      450 units


                               Date of
 Property                      Purchase     Type of Ownership              Use
 Knollwood (a)                  07/82     Fee ownership subject  Residential Apartments
 Nashville, Tennessee                     to first mortgage.     326 units

 Lake Forest (a)                04/84     Fee ownership subject  Residential Apartments
 Omaha, Nebraska                          to first mortgage.     312 units

 Nob Hill Villa (a)             04/83     Fee ownership subject  Residential Apartments
 Nashville, Tennessee                     to first mortgage      472 units

 Overlook (a)                   11/85     Fee ownership subject  Residential Apartments
 Memphis, Tennessee                       to first mortgage      252 units

 Point West (a)                 11/85     Fee ownership subject  Residential Apartments
 Charleston, South                        to first mortgage      120 units
   Carolina

 Post Ridge (a)                 07/82     Fee ownership subject  Residential Apartments
 Nashville, Tennessee                     to first mortgage      150 units

 Rivers Edge (a)                04/83     Fee ownership subject  Residential Apartments
 Auburn, Washington                       to first mortgage.     120 units

 South Port (b)                 11/83     Fee ownership subject  Residential Apartments
 Tulsa, Oklahoma                          to first mortgage      240 units

 Stratford Place (a)            08/85     Fee ownership subject  Residential Apartments
 Austin, Texas                            to first mortgage      223 units

 Village East (a)               12/82     Fee ownership subject  Residential Apartments
 Cimarron Hills,                          to first mortgage      137 units
   Colorado

 Metro Centre (a)               06/85     Fee ownership subject  Office Building
 Fountain Valley,                         to first mortgage      36,079 sq.ft.
   California

(a) The Partnership does not own direct fee title to the property. However, the Partnership owns all of the partnership interests in limited partnerships which owns the property.

(b) South Port Apartments is owned by a joint-venture partnership between the Partnership and an outside partner. The Partnership holds a majority interest in the joint-venture partnership.


Schedule of Properties:
(dollar amounts in thousands)


                                Gross
                              Carrying     Accumulated                        Federal
 Property                       Value      Depreciation    Rate     Method   Tax Basis
 The Apartments                $ 7,746        $5,007      5-18 yr    S/L     $ 2,548
 Arbour East Apartments         11,385         8,436      5-18 yr    S/L       3,079
 Briar Bay Racquet
  Club Apartments                7,552         5,399      5-18 yr    S/L       2,544
 Chimney Hills Apartments       10,181         8,119      5-18 yr    S/L       2,859
 Citadel Apartments              7,330         5,488      5-18 yr    S/L       1,697
 Citadel Village
  Apartments                     3,684         3,042      5-18 yr    S/L       1,263
 Foothill Place Apartments      14,628         7,089      5-18 yr    S/L       8,659
 Knollwood Apartments            9,624         7,957      5-18 yr    S/L       1,952
 Lake Forest Apartments          7,793         4,696      5-18 yr    S/L       2,374
 Metro Centre Office
  Building                       1,605         1,076      4-28 yr    S/L       2,237
 Nob Hill Villa Apartments      11,541         9,028      5-18 yr    S/L       2,517
 Overlook Apartments             4,100         2,744      5-15 yr    S/L       1,890
 Point West Apartments           2,846         1,944      5-40 yr    S/L       1,613
 Post Ridge Apartments           3,975         3,208      5-18 yr    S/L         867
 Rivers Edge Apartments          3,123         2,177      5-18 yr    S/L       1,088
 South Port Apartments           7,768         5,135      5-18 yr    S/L       2,483
 Stratford Place
  Apartments                     7,167         3,226      5-20 yr    S/L       2,994
 Village East Apartments         3,170         2,523      5-18 yr    S/L         580

      Totals                  $125,218       $86,294                         $43,244

See "Note A" in the Notes to Consolidated Financial Statements in "Item 8" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                                          Principal                                      Principal
                                          Balance At     Stated                           Balance
                                         December 31,   Interest     Period    Maturity    Due At
         Property                            1995         Rate     Amortized     Date     Maturity
         (dollar amounts in thousands)
         The Apartments                    $ 3,543        8.34%      7 years      9/00     $ 3,244
         Arbour East Apartments              5,650        6.95%     10 years     12/05       5,650
         Briar Bay Racquet Club              3,500        6.95%     10 years     12/05       3,500
         Chimney Hills Apartments            5,400        6.95%     10 years     12/05       5,400
         Citadel Apartments                  4,904        8.38%      7 years     10/00       4,488
         Citadel Village Apartments          2,450        6.95%     10 years     12/05       2,450
         Foothill Place Apartments          10,100        6.95%     10 years     12/05      10,100
         Knollwood Apartments                6,780        6.95%     10 years     12/05       6,780
         Lake Forest Apartments              4,212        7.50%    31.5 years     8/13         N/A
         Metro Centre Office Building        2,497       11.50%     10 years      7/95       2,497
         Nob Hill Villa Apartments           7,447        9.20%     10 years      4/05       6,250
         Overlook Apartments                 1,904       10.50%     25 years     12/98       1,817
         Point West Apartments                 496        9.13%     25 years      5/01         N/A
         Post Ridge Apartments               4,242        9.75%     35 years      7/22         N/A
         Rivers Edge Apartments              2,068        8.40%      7 years      9/00       1,895
         South Port Apartments               3,509       10.85%     15 years      7/01       3,167
         Stratford Place Apartments          2,697        8.65%     25 years      9/00       2,478
         Village East Apartments             2,150        6.95%     10 years     12/05       2,150

                                           $73,549                                         $61,866

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature (except the Metro Centre note discussed below) between 1998 and 2022 bear interest at rates ranging from 6.95% to 11.50%.

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments and since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure notice and the property was foreclosed upon February 7, 1996.

Note Receivable on Sold Property:
                                                As of December 31, 1995
                                                                Underlying
                                                 Note            Mortgage
 Collateral Property                          Receivable           Debt
                                                     (in thousands)
 Denbigh Village
 Apartment complex - 138 units
 Newport News, Virginia                       $    1,155        $   1,286

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matures in March 1996. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data," for further discussion of the Denbigh Village Apartments sale and the note receivable by the Partnership.

Denbigh Village Apartments secures two underlying mortgage notes. The balance of the first mortgage is approximately $550,000 at December 31, 1995, has a stated interest rate of 9.5% and matures in December 2002. The balance of the second mortgage is approximately $736,000, has a stated interest rate of 9.5% and matures in December of 1998.

Schedule of Rental Rates and Occupancy:


                                                  Average Annual          Average Annual
                                                   Rental Rates              Occupancy
                                                Per Unit or Sq.Ft.
                                               1995           1994        1995        1994
         The Apartments                      $5,639          5,560        95%          94%
         Arbour East Apartments               6,220          5,615        97%          98%
         Briar Bay Racquet Club Apartments    8,055          8,214        93%          79%
         Chimney Hill Apartments              6,901          6,306        96%          98%
         Citadel Apartments                   6,676          6,500        92%          96%
         Citadel Village Apartments           7,050          6,716        98%          97%
         Foothill Place Apartments            6,919          6,601        98%          97%
         Knollwood Apartments                 6,649          6,216        98%          97%
         Lake Forest Apartments*              5,662          5,559        97%          96%
         Nob Hill Villa Apartments            5,183          4,650        98%          98%
         Overlook Apartments                  3,767          3,608        88%          94%
         Point West Apartments                5,046          5,000        90%          88%
         Post Ridge Apartments                8,143          7,297        97%          99%
         Rivers Edge Apartments               6,242          6,140        93%          93%
         South Port Apartments                5,282          5,169        84%          83%
         Stratford Place Apartments           6,321          6,005        93%          93%
         Village East Apartments              5,435          5,003        99%          98%
         Metro Centre Office Building**       16.50          14.34        49%          61%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and office buildings in the area. The General Partner believes that all of the properties are adequately insured. Except for the Metro Centre Office Building which was lost in foreclosure on February 7, 1996, the properties' lease terms are for one year or less and no tenant leases 10% or more of the available rental space.

The average rental rate increase for Post Ridge Apartments was due to rate increases throughout the year as leases were renewed.

The Briar Bay Racquet Club Apartments was devastated by Hurricane Andrew, which resulted in the unusually low occupancy experienced for the year ended December 31, 1994. Subsequent to the restorations and refurbishments done at the property, the occupancy has returned to normal levels. Occupancy for the Overlook Apartments decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased competition in the Memphis market. The Metro Centre Office Building's low occupancy is due to the poor economic conditions in the Southern California area.

*  Property is regulated by the U.S. Department of Housing and Urban
   Development.
** Average annual rental rates and occupancy are based on square footage.

Schedule of Real Estate Taxes and Rates:
(dollar amounts in thousands)
                                                     1995          1995
                                                     Taxes         Rate

         The Apartments                              $140          2.8%
         Arbour East Apartments                       105          3.5%
         Briar Bay Racquet Club Apartments            150          2.3%
         Chimney Hill Apartments                      109          3.4%
         Citadel Apartments                           161          2.8%
         Citadel Village Apartments                    19          6.5%
         Foothill Place Apartments                    166          1.6%
         Knollwood Apartments                         114          3.5%
         Lake Forest Apartments                       187          2.8%
         Metro Centre Office Building*                 23          1.0%
         Nob Hill Villa Apartments                    127          4.5%
         Overlook Apartments                           63          3.1%
         Point West Apartments                         30         31.6%
         Post Ridge Apartments                         54          3.5%
         Rivers Edge Apartments                        56          1.5%
         South Port Apartments                         50         12.6%
         Stratford Place Apartments                   106          2.4%
         Village East apartments                       12          6.3%


* Based on billing period of July 1, 1995 to June 30, 1996.

Item 3.  Legal Proceedings

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

The General Partner formulated the Proposals as a means of increasing operational flexibility and improving Partnership operations. The Proposals seek to achieve these goals by amending the Partnership Agreement to modify certain existing capital reserves and mandatory distribution requirements as well as certain property disposition limitations. Proposal 1 provides the General Partner with additional flexibility in establishing the timing and amount of distributions by modifying the requirements that the Partnership maintain reserves equal to at least 5% of Invested Capital (which as of September 30, 1995, required reserves of approximately $8.6 million) and distribute Surplus Funds, up to the amount of any net economic gains realized upon the sale of any Partnership assets, within 90 days of the close of the fiscal year in which such gains are realized. Proposal 2 provides the General Partner with the authority to take advantage of certain property disposition opportunities by authorizing the General Partner to sell multiple properties that represent less than 50% of the net book value of all of the Partnership's properties as of the end of the most recently completed calendar quarter to the same purchaser or its affiliates in any six-month period or any single partnership property, without obtaining Limited Partner approval. Proposal 2 did not seek to modify the Partnership Agreement provision prohibiting Partnership property sales to the General Partner or its affiliates.

This matter, originally open until October 25, 1995, was extended until November 20, 1995 with both proposals being approved. In regards to Proposal 1, the Unitholders voted 54% in favor of the matter, 7% opposed or abstained and 39% did not respond. In regards to Proposal 2, the Unitholders voted 51% in favor of the matter, 9% opposed or abstained and 40% did not respond. Accordingly, the Proposals were adopted with a majority of the outstanding units approving them.

                                    PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters


(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)     Title of Class                          Number of Unitholders of Record

        Limited Partnership Units               14,343 as of December 31, 1995

(C) During 1995, the Partnership paid distributions attributable to cash flow from operations of approximately $921,000 to the Partners. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $24 million at December 31, 1995. No cash distributions were made to the Limited Partners during the years ended December 31, 1994 or 1993. Also, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". Subsequent to December 31, 1995, the Partnership declared distributions to the Partners of approximately $3.6 million attributable to cash flow from operations and approximately $71,000 attributable from surplus funds.

(D) On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,343 Units (18.77% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3.9 million.

Item 6.  Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."


                                                                        Years Ended December 31,
   Consolidated Statements                     1995              1994             1993            1992            1991
   of Operations                                                ( in thousands, except unit data)

   Revenues                                $  27,380           $ 27,905         $ 27,263        $ 26,272        $ 26,054
   Expenses                                  (28,620)           (32,325)         (33,972)        (33,931)        (36,900)
   Loss from operations                       (1,240)            (4,420)          (6,709)         (7,659)        (10,846)
   Gain (loss) on dispositions
       of  real estate                            --              9,523               --             329          (1,619)
   Reorganization expense                         --                 --             (368)           (261)         (2,964)
   Gain on sale of securities
       available for sale                         --                 --               75              --              --
   Income (loss) before
       extraordinary items                    (1,240)             5,103           (7,002)         (7,591)        (15,429)
   Extraordinary item                             43              6,614             (272)          5,677           1,658

   Net income (loss)                       $  (1,197)          $ 11,717         $ (7,274)       $ (1,914)       $(13,771)

   Net income (loss) per weighted
      Limited Partnership Unit:
    Loss from operations                   $   (3.47)          $ (12.38)        $ (18.78)       $ (21.43)       $(30.35)

   Gain (loss) on dispositions
      of  real estate                             --              26.67               --             .92           (4.53)
   Reorganization expense                         --                 --            (1.03)           (.73)          (8.29)
   Gain on sale of securities
     available for sale                           --                 --              .21              --              --
   Income (loss) before extraordinary
    item                                       (3.47)             14.29           (19.60)         (21.24)         (43.17)
   Extraordinary item                            .12              18.52             (.76)          15.89            4.64
   Net income (loss)                       $   (3.35)          $  32.81         $ (20.36)       $  (5.35)       $ (38.53)

   Distributions per Limited
     Partnership Unit:                     $    2.58           $     --         $     --        $     --        $     --

  Limited Partnership Units
        outstanding                          342,783            342,819          342,951         343,097         343,106

  Consolidated Balance Sheets

    Total assets                           $  61,146           $ 56,812         $ 67,683        $ 75,387        $ 83,597
    Notes and interest payable             $  76,336           $ 70,825         $ 92,525        $ 93,557        $101,087


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

The operations of the Partnership primarily include owning, operating and ultimately disposing of income-producing real properties for the benefit of its Partners. Therefore, the following discussion of operations, liquidity and capital resources will focus on these activities and should be read in conjunction with "Item 8 - Financial Statements and Supplementary Data" and the notes related thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's loss from operations totaled approximately $1.2 million for the year ended December 31, 1995, compared with losses from operations of approximately $4.4 million and $6.7 million for 1994 and 1993, respectively. The decreased loss from operations is due primarily to the foreclosure of the Greenbriar and Westwood Apartments and the sale of the Denbigh Woods Apartments during the third quarter of 1994. Unless future sales and/or foreclosures of properties occur, it is expected that the Partnership will continue to generate losses from operations, primarily because certain noncash items are included in costs and expenses. Depreciation of the Partnership's real estate investments and amortization of lease commissions, the primary noncash expenses, totaled approximately $6.7 million for the year ended December 31, 1995, and $7.3 million and $7.8 million for each of the years ended December 31, 1994 and 1993, respectively.

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

1995 Compared to 1994

Revenues:

Rental income decreased for the year ended December 31, 1995, compared to the corresponding period ended December 31, 1994, due primarily to the sale and foreclosures noted above. The rental income decreases were partially offset by increased occupancy at the Briar Bay Racquet Club Apartments and rental increases at several of the Partnership's apartment properties for the year ended December 31, 1995. Interest and other income increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to higher cash balances being available for investment in 1995 and the $185,000 casualty gain discussed below. Also, dividends of $61,000 were received on the Partnership's investment in Southmark preferred stock during the year ended December 31, 1995, compared to $36,000 during the year ended December 31, 1994 and, interest income of $97,000 was recognized in 1995 on the Denbigh Woods note receivable compared to $36,000 in 1994.

In December of 1995, a fire occurred at the Overlook Apartments resulting in four units being destroyed and eight units incurring smoke and water damage. The total insurance proceeds anticipated to be received are approximately $260,000. These proceeds are expected to exceed the total estimated costs of replacing the units destroyed, resulting in a casualty gain of $106,000. In 1995, the Partnership also received insurance proceeds of $60,000 and $15,000 resulting from hail damage sustained in 1994 at the Citadel Village and Village East Apartments, respectively. In addition, the Partnership received an additional $4,000 insurance settlement of a fire at the Point West Apartments which occurred in 1991. These four events resulted in a total casualty gain of $185,000 in 1995.

Expenses:

Property operations, depreciation and amortization and interest expense decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due primarily to the disposition of Greenbriar, Westwood and Denbigh Woods Apartments in the third quarter of 1994. Administrative expenses increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers (See "Item 3. Legal Proceedings") as well as increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas and Greenville offices amounted to $306,000 and $282,000 respectively during the year ended December 31, 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is complete.

The extraordinary net gain from refinancing of $43,000 is the net of the following two items:

A $250,000 gain on refinancing was realized during 1995, due to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.2% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage resulting in an extraordinary gain on refinancing (See "Note G" in the Notes to Consolidated Financial Statements in "Item 8").

A $207,000 loss on refinancing was realized during 1995, due to the write-off of unamortized loan costs and prepayment penalties paid on seven refinanced properties (See "Note G" in the Notes to Consolidated Financial Statements in "Item 8").

In 1995, the Partnership recognized a $200,000 loss on the write-down of the carrying value of Metro Centre to its estimated net realizable value, due to the decline in the Southern California Market.


1994 Compared to 1993

Revenues:

Rental income for 1994 increased slightly due to higher market rental rates at several of the Partnership's properties increasing rental income approximately $1.6 million offset by a $1.4 million decrease in rental revenues related to the disposition of the Greenbriar, Denbigh Woods and Westwood Apartments in 1994. Investment income for 1994 increased because higher balances were available for investment in 1994 and the Partnership recognized $36,000 of interest on the Denbigh Woods note receivable.

The $9.5 million gain on disposition of real estate represents an $884,000 gain on sale of the Denbigh Woods Apartments in August 1994 (See "Note I" in the Notes to Consolidated Financial Statements in "Item 8"), a $5.4 million gain on the foreclosure of Westwood Apartments by HUD in September 1994, and a gain of approximately $3.2 million due to the deed-in-lieu transfer of Greenbriar Apartments to the lienholder in July 1994 (See "Note J" in the Notes to Consolidated Financial Statements in "Item 8").

Other income realized in 1994, is due to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding, and due to the recovery of a repair escrow relating to a property that was previously sold (See "Note F" in the Notes to Consolidated Financial Statements in "Item 8").

The $6.6 million gain on extinguishment of debt was due to extraordinary gains of approximately $426,000 and $6.2 million related to the transfer of Westwood Apartments and Greenbriar Apartments, respectively, to lienholders (See "Note J" in the Notes to Consolidated Financial Statements in "Item 8").

Expenses:

Property operations expenses for 1994 decreased from 1993. The disposition of the Greenbriar, Denbigh Woods and Westwood apartments in 1994 resulted in a decrease in property operations expenses of approximately $1.1 million. This decrease was partially offset by higher noncapital refurbishments, repairs, and utility expenses at the Partnership's remaining properties. Interest expense for 1994 decreased from 1993 due to approximately $12.1 million of mortgage debt being refinanced in 1993 at lower interest rates and approximately $15.9 million of mortgage debt being discharged in connection with the 1994 property dispositions.

Administrative costs for 1994 decreased from 1993 primarily due to decreased insurance expense and lower overhead costs allocated to the Partnership. Reorganization expenses in 1993 represent legal fees and other professional fees related to the Chapter 11 proceedings as discussed below. See also discussion at "Liquidity and Capital Resources - Sale and Disposition of Real Estate" below.


LIQUIDITY AND CAPITAL RESOURCES

A detailed discussion of the General Partner's current operating plan is described in "Item 1 - Description of Business".

1995 Compared to 1994

As of December 31, 1995, the Partnership held unrestricted cash and cash equivalents of approximately $10.9 million compared to approximately $4.3
million at December 31, 1994.   Net cash provided by operating activities
increased primarily due to the absence of negative cash flows from the properties disposed of in 1994, and an increase in accounts payable and accrued expenses at the remaining properties. Net cash used in investing activities increased primarily due to increased restricted escrow deposits and increased property improvements and replacements. Net cash provided by financing activities increased as a result of the refinancing of eight of the Partnership's properties (See "Note G" in the Notes to Consolidated Financial Statements in "Item 8"), partially offset by $921,000 of distributions to partners in 1995.

1994 Compared to 1993

As of December 31, 1994, the Partnership held unrestricted cash and cash equivalents of approximately $4.3 million compared to approximately $3.9 million at December 31, 1993. Net cash provided by operating activities increased primarily due to the absence of negative cash flows from the properties disposed of in the third quarter of 1994, as noted above. Net cash used in investing activities increased primarily due to increased purchases of securities and decreased proceeds from the sale of securities. Net cash used in financing activities decreased primarily due to the refinancing of four of the Partnership's properties in 1993 (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $73.5 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During 1995, cash distributions of $921,000 were declared and paid. No cash distributions were made in 1994 or 1993.

On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit for Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,343 Units (18.77% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3.9 million.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million (See "Item 4 - Submission of Matters to a Vote of Security Holders"). In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, and securities available for sale at market, totaling approximately $14.2 million at December 31, 1995, exceeded the Partnership's reserve requirements of approximately $2.2 million. Such reserves include $801,000 of cash and cash equivalents restricted for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.

Debt Maturities in 1995

Approximately $14.3 million of nonrecourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments matured in 1994. The Partnership exercised its option to extend the debt maturities until September 1995 by paying a 1% loan extension fee of $143,000 to the current lender as provided for in the loan agreement. In September 1995, the Partnership signed an extension agreement extending the maturity date of the notes to June 1997. These properties and five of the Partnership's other properties were refinanced in December of 1995 (See "Note G" in the Notes to Consolidated Financial Statements in "Item 8").

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement however, no payments were made in 1995. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure notice, and the property was foreclosed on February 7, 1996.

Lake Forest Apartments secures a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") and accrued interest totalling approximately $4.2 million at December 31, 1995. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.4 million at December 31, 1995, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments and the debt is currently in default. Since 1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. During 1995, Post Ridge reduced its accrued interest payable from $395,000 at December 31, 1994, to $171,000 at December 31, 1995. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. The General Partner is currently attempting to refinance this debt.
Prior to March 1995, the Nob Hill Villa Apartments secured two nonrecourse mortgage notes totaling approximately $5.8 million. One of the notes, a $3.8 million first lien mortgage, was scheduled to mature in November 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7.5 million secured by Nob Hill Villa. Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.2% and matures in April 2005.

Sale and Disposition of Real Estate

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap note receivable and received net sales proceeds of approximately $900,000. The wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest totaling $11,814 and matures in March 1996. The Partnership is currently under negotiations with the purchaser to extend the wrap note until March 1997. The Partnership remains obligated under two underlying first liens totaling approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a capital improvement escrow totaling $150,000. Upon completion of certain repairs and capital improvements at the property, the Partnership will reimburse the purchaser from the escrow account. At December 31, 1995, the Partnership held a reserve balance of $73,000. The Partnership recognized a gain of $884,000 on this sale during 1994.

In January 1991, the Partnership suspended scheduled debt service on the HUD financed loan secured by the Westwood Apartments because cash flow from the property's operations did not support the scheduled payments, and because the property was leveraged in excess of its economic value. The Partnership submitted two workout proposals to HUD; however, HUD rejected both proposals. In 1993, HUD notified the Partnership that it intended to foreclose on the Westwood Apartments, and the General Partner informed HUD that it would cooperate with HUD's planned sale of the property. In September 1994, the property was foreclosed upon by HUD. The Partnership recognized a gain of approximately $5.4 million on the disposition of the real estate and an extraordinary gain of $426,000 on extinguishment of the related debt.
7
Greenbriar Associates Chapter 11 Proceeding

In December 1990, the Partnership ceased debt service on the note and interest payable of $12.5 million secured by Greenbriar Apartments because the property's operations did not support scheduled debt service payments. As a result of the Partnership's nonperformance under the terms of the mortgage note, the lien-holder moved to foreclose on the property in October 1991. In December 1991, Greenbriar Associates, a wholly-owned limited partnership that holds title to the Greenbriar Apartments, filed for Chapter 11 protection. In March 1994, the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure after Greenbriar Associates was unable to obtain the debt concessions proposed in its reorganization plan. In July 1994, the property was transferred to the lienholder resulting in a net gain of approximately $9.5 million on the property disposition and extinguishment of debt.

Other Income

The Partnership (and simultaneously 15 affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding in 1991. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of $23,000, and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

In July 1994, the Partnership was able to recover $199,000, representing the refund of a repair escrow relating to a property that was previously sold. The recovery has been recorded as other income in the accompanying statement of operations.

Subsequent Events

Subsequent to December 31, 1995, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $5,000 on the transaction resulting from prepayment penalties paid on the early extinguishment of the debt.

Subsequent to December 31, 1995, the Partnership declared distributions to the partners of approximately $3.6 million attributable to cash flow from operations and approximately $71,000 attributable from surplus funds.


Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS


           Reports of Independent Auditors

           Consolidated Balance Sheets - December 31, 1995 and 1994

           Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Changes in Partners Deficit - Years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors


The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties IV as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 9, 1996


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Consolidated Capital Properties IV:

We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties IV (a California limited partnership) as of December 31, 1994, and the related consolidated statements of operations, partners' deficit and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Properties IV as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                       /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995



                      CONSOLIDATED CAPITAL PROPERTIES IV

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                       Years Ended December 31,

                                                        1995            1994
 Assets
   Cash and cash equivalents:
     Unrestricted                                    $ 10,865        $  4,336
     Restricted-tenant security deposits                  665             338
   Securities available for sale                        2,637           4,343
   Prepaid expenses and other assets                    6,900           4,108
   Note and interest receivable                         1,155           1,189
   Investment properties
     Land                                              12,868          12,930
     Buildings and related personal property          112,350         109,288
                                                      125,218         122,218
     Less accumulated depreciation                    (86,294)        (79,720)
                                                       38,924          42,498

                                                     $ 61,146        $ 56,812

 Liabilities and Partners' (Deficit)

 Liabilities
   Accounts payable and accrued expenses             $  3,443        $  2,502
   Notes and interest payable                          76,336          70,825
                                                       79,779          73,327

 Partners' (Deficit)
   General partners                                  $ (5,951)       $ (5,866)
   Limited partners (342,783 units outstanding in
   1995 and 1994, respectively)                       (12,682)        (10,649)
                                                      (18,633)        (16,515)

                                                     $ 61,146        $ 56,812

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                     Years Ended December 31,
                                                   1995         1994        1993
 Revenues:
     Rental income                              $ 26,266      $27,087     $26,913
     Interest and other income                     1,114          818         350
        Total revenues                            27,380       27,905      27,263

 Expenses:
     Property operations                          13,717       16,092      16,625
     Depreciation and amortization                 6,673        7,328       7,763
     Interest                                      6,544        8,025       8,517
     Administrative                                1,486          880       1,067
     Write down of investment property               200           --          --
        Total expenses                            28,620       32,325      33,972

     Loss from operations                         (1,240)      (4,420)     (6,709)
     Gain on disposition of real estate               --        9,523          --
     Reorganization expense                           --           --        (368)
     Gain on sale of securities                       --           --          75
        Income (loss) before extraordinary
          items                                   (1,240)       5,103      (7,002)
     Extraordinary gains from extinguishment
        of debt                                       --        6,614          --
     Extraordinary gain (loss), net from
        refinancing of debt                           43           --        (272)

     Net income (loss)                          $ (1,197)     $11,717     $(7,274)

 Net income (loss) per weighted average
     limited partnership unit:
     Income (loss) before extraordinary
        items                                   $  (3.47)     $ 14.29     $(19.60)
     Extraordinary items                             .12        18.52        (.76)

     Net income(loss) per weighted average
     limited partnership unit                    $  (3.35)    $ 32.81     $(20.36)

          See Accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED CAPITAL PROPERTIES IV

                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                (in thousands)



                                      Limited                                  Total
                                    Partnership    General      Limited      Partners'
                                       Units       Partner     Partners      (Deficit)
 Original capital contributions        343,106     $     1      $171,553     $171,554

 Partners' deficit at
   December 31, 1992                   343,034      (6,044)      (14,914)     (20,958)

 Abandonment of limited
   partnership units                      (195)         --            --           --

 Net loss for the year ended
   December 31, 1993                        --        (291)       (6,983)      (7,274)

 Partners' deficit
   at December 31, 1993                342,839      (6,335)      (21,897)     (28,232)

 Abandonment of limited
   partnership units                       (56)         --            --           --

 Net income for the year ended
   December 31, 1994                        --         469        11,248       11,717

 Partners' deficit
   at December 31, 1994                342,783      (5,866)      (10,649)     (16,515)

 Net loss for the year ended
   December 31, 1995                        --         (48)       (1,149)      (1,197)

 Distributions paid                         --         (37)         (884)        (921)

 Partners' deficit at
   December 31, 1995                   342,783     $(5,951)     $(12,682)    $(18,633)

          See Accompanying Notes to Consolidated Financial Statements



                      CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                             Years Ended December 31,
                                                            1995          1994      1993
 Cash flows from operating activities:
    Net income (loss)                                    $ (1,197)      $11,717    $(7,274)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization of loan
       costs, mortgage discounts and lease commissions      6,952         7,920      8,239
       Gain on disposition of real estate                      --        (9,523)        --
       Write down of investment property                      200            --         --
       Casualty gains                                        (185)           --         --
       Extraordinary gain from extinguishment of debt          --        (6,614)        --
       Extraordinary loss from refinancing of debt             --            --        272
       Extraordinary gain from refinancing of debt            (43)           --         --
       Gain on sale of securities available for sale           --            --        (75)
       Southmark stock receipt                                 --           (23)        --
       Change in accounts:
        Restricted cash                                      (327)          147       (130)
        Prepaid expenses and other assets                    (561)         (196)        79
        Interest payable                                       85            --      1,388
        Accounts payable and accrued expenses                 941           (93)       110

            Net cash provided by operating activities       5,865         3,335      2,609

 Cash flows from investing activities:
    Property improvements and replacements                 (3,325)       (1,708)    (1,637)
    Purchase of securities available for sale              (7,176)       (1,705)        --
    Proceeds from sale of securities available for sale     8,882           250      2,401
    Proceeds from sale of real estate                          --           881         --
    Receipt of capital improvement escrow on sold real
       estate                                                  --           150         --
    Principal receipts on notes receivable                     33            11         --
    Deposits to restricted escrows                         (2,323)           --       (721)
    Receipts from restricted escrows                        1,138            --        486
    Net insurance proceeds from casualty gain                 185            --         --

            Net cash (used in) provided by investing
                activities                                 (2,586)       (2,121)       529



                             CONSOLIDATED CAPITAL PROPERTIES IV


                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (in thousands)


                                                              Years Ended December 31,
                                                            1995          1994      1993
Cash flows from financing activities:
    Payments on notes payable                                (749)         (783)      (887)
    Repayment of notes payable                            (37,106)           --    (15,160)
    Proceeds from long-term borrowings                     43,530            --         --
    Proceeds from refinancing                                  --            --     13,601
    Prepayment penalties                                     (179)           --         (4)
    Loan costs paid                                        (1,325)           --       (720)
    Distributions to Partners                                (921)           --         --

            Net cash provided by (used in)
                financing activities                        3,250          (783)    (3,170)

 Net increase (decrease) in cash and cash equivalents       6,529           431        (32)

 Cash and cash equivalents at beginning of year             4,336         3,905      3,937

 Cash and cash equivalents at end of year                 $10,865       $ 4,336    $ 3,905

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $ 6,154       $ 6,651    $ 6,616

          See Accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED CAPITAL PROPERTIES IV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995 and 1994


Note A - Organization and Summary of Significant Accounting Policies

Organization

Consolidated Capital Properties IV (the "Partnership"), a California limited partnership, was formed on September 22, 1981, to acquire and operate commercial and residential properties. Partnership operations commenced February 16, 1982, the date on which impound requirements were met. As of December 31, 1995, the Partnership operates 17 residential and 1 commercial properties located in or near major urban areas in the United States.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

Note A - Organization and Summary of Significant Accounting Policies (continued)

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

The Partnership's consolidated financial statements include the accounts of its wholly-owned limited partnerships, certain other majority-owned limited partnerships and the Partnership's majority interest in a joint venture partnership. All intercompany transactions have been eliminated.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds, certificates of deposits and U.S. Treasury Bills with original maturities of three months or less.

See "Notes C and J" for supplemental information with respect to noncash investing and financing activity.

Restricted cash - tenant security deposits

The Partnership requires security deposits from new lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted assets

The Partnership maintained restricted U.S. Housing and Urban Development ("HUD") cash in unrestricted cash of approximately $801,000 and $639,000 at December 31, 1995 and 1994, respectively. The Partnership maintained the following cash balances in Prepaid expenses and other assets (amounts in thousands):

                                                   As of December 31,
                                                   1995           1994

 Tax and Insurance Escrows                      $1,235           $1,165
 Repair and Maintenance Escrows                  2,766            1,348

Note A - Organization and Summary of Significant Accounting Policies (continued)

Investments in Real Estate

Investment properties are generally stated at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. During 1996, the Partnership will adopt FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Partnership expects that the adoption of FASB Statement No. 121 will not have a material impact.

Depreciation

Buildings, improvements and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 4 to 40 years.

Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair value of securities available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Equity (Deficit) and would not be reflected in the Statement of Operations. The cost of Securities sold is determined using the specific identification method.

The Securities mature as follows:

                                    Cost
    Description                (in thousands)     Maturity
    U.S. Treasury Notes            $   25         May 1996
    U.S. Treasury Notes             2,098         November 1996
    U.S. Treasury Notes               491         January 1997
    Equity Securities                  23         N/A
                                   $2,637

Securities available for sale as of December 31, 1994 consist of $2,664,000 in U.S. Treasury Notes, $1,656,000 in U.S. Treasury Bills and $23,000 in Equity Securities.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Rental Income

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership owns one commercial office building (Metro Centre Office Building) which was foreclosed upon in 1996 (See "Note E").

Deferred Loan Fees

Deferred loan fees are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized deferred fees are included in prepaid expenses and other assets.

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. Unamortized lease commissions are included in prepaid expenses and other assets.

Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The tax basis of the Partnership's assets and liabilities is approximately
$28.4   million greater than the assets and liabilities as reported in the financial statements at December 31, 1995.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis based on estimated borrowing rates currently available to the Partnership.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net losses and distributions of distributable cash from operations to be allocated, generally 96% to the Limited Partners and 4% to the general partner (inclusive of the special limited partners).

Note A - Organization and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Weighted Average Limited Partnership Unit

Net income (loss) per weighted average Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 342,783, 342,819 and 342,951 for the years ended December 31, 1995, 1994 and 1993, respectively.

Reclassification

Certain reclassifications have been made to the 1994 and 1993 information to conform to the 1995 presentation.

Advertising Costs

Advertising costs of approximately $321,000, $375,000, and $380,000 in 1995, 1994 and 1993, respectively, are charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the partnership activities, as provided in the Partnership Agreement.

The Partnership has paid the property management fees noted below based on collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1995, 1994 and 1993, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day
property operations.   Prior to July 1993, day-to-day property management
services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for four additional Partnership properties in January 1994. In late December 1994, an affiliate of Insignia, assumed day-to-day property management responsibilities for fifteen of the Partnership's eighteen properties. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. South Port Apartments is currently managed by an unaffiliated management company. Fees paid to Insignia and affiliates for the year ended December 31, 1995, and fees paid to PSI and Coventry for the years ended December 31, 1994 and 1993, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                 Years Ended December 31,

                                                 1995      1994       1993
                                                     (in thousands)
             Property management fees           $1,223     $570       $355

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $80,000 to affiliates of the General Partner during 1995 under this provision of the Partnership Agreement. No such fees were paid or accrued in 1994.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the twelve months ended December 31, 1994 and 1993, received reimbursements as reflected in the following table:

                                                Years Ended December 31,
                                                 1995      1994      1993
                                                     (in thousands)
    Reimbursement for services of affiliates     $648      $505      $656


During the year ended December 31, 1995, the Partnership incurred approximately $42,000 of expense reimbursements to an affiliate of the General Partner related to evaluating the feasibility of refinancing the debt on several of the Partnership's investment properties. The Partnership has also paid this affiliate $123,000 of loan costs which were capitalized and included in "Prepaid expenses and other assets" on the Consolidated Balance Sheet. These loan costs related to the refinancing of eight of the Partnership's properties (See "Note G").

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

On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,343 Units (18.77% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3.9 million.

Note C - Notes and Interest Payable and Receivable

Notes Payable

                                  Principal                                           Principal
                                  Balance At     Stated                                Balance
                                 December 31,   Interest      Period     Maturity       Due At
 Property                            1995         Rate      Amortized      Date        Maturity
 (dollar amounts in thousands)
 The Apartments                    $ 3,543        8.34%       7 years      9/00            $ 3,244
 Arbour East Apartments              5,650        6.95%      10 years      12/05             5,650
 Briar Bay Racquet Club              3,500        6.95%      10 years      12/05             3,500
 Chimney Hills Apartments            5,400        6.95%      10 years      12/05             5,400
 Citadel Apartments                  4,904        8.38%       7 years      10/00             4,488
 Citadel Village Apartments          2,450        6.95%      10 years     12/05              2,450
 Foothill Place Apartments          10,100        6.95%      10 years     12/05             10,100
 Knollwood Apartments                6,780        6.95%      10 years     12/05              6,780
 Lake Forest Apartments              4,212        7.50%    31.5 years      8/13                N/A
 Metro Centre Office Building        2,497       11.50%      10 years      7/95              2,497
 Nob Hill Villa Apartments           7,447        9.20%      10 years      4/05              6,250
 Overlook Apartments                 1,904       10.50%      25 years     12/98              1,817
 Point West Apartments                 496        9.13%      25 years      5/01                N/A
 Post Ridge Apartments               4,242        9.75%      35 years      7/22                N/A
 Rivers Edge Apartments              2,068        8.40%       7 years      9/00              1,895
 South Port Apartments               3,509       10.85%      15 years      7/01              3,167
 Stratford Place Apartments          2,697        8.65%      25 years      9/00              2,478
 Village East Apartments             2,150        6.95%      10 years     12/05              2,150
                                   $73,549                                                 $61,866

Note C - Notes and Interest Receivable and Payable (continued)

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 1998 and 2022 bear interest at rates ranging from 6.95% to 11.50%.

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments and since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure notice and the property was foreclosed upon February 7, 1996.

The estimated fair value of the Partnership's aggregate debt excluding the debt of the Metro Centre Office Building and Post Ridge Apartments is approximately $68 million. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions. Due to the difficulty of forecasting the future cash flows of the Post Ridge Apartments and due to the Metro Centre Office Building being foreclosed in February of 1996, the Partnership has determined that it is not practicable to estimate the fair value of these mortgages.

Note Receivable on Sold Property:


                                                As of December 31, 1995
                                                                Underlying
                                                 Note            Mortgage
 Collateral Property                          Receivable           Debt
                                                     (in thousands)
 Denbigh Village
 Apartment complex - 138 units
 Newport News, Virginia                       $    1,155        $   1,286

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matures in March 1996 and has a 9% interest rate. The Partnership is currently in negotiations with the purchaser to extend the wrap note to April 1997. The estimated value of the note receivable approximates its carrying value.

Note C - Notes and Interest Receivable and Payable (continued)

Denbigh Village Apartments secures two underlying mortgage notes. The balance of the first mortgage is approximately $550,000 at December 31, 1995, has a stated interest rate of 9.5% and matures in December 2002. The balance of the second mortgage is approximately $736,000, has a stated interest rate of 9.5% and matures in December of 1998.

The estimated fair value of the Partnership's underlying mortgage debt secured by the Denbigh Village Apartments is approximately $1.4 million. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

Walnut Building Note Receivable

In September 1993, the $1.9 million note receivable secured by the 1500 Walnut Office Building, located in Philadelphia, Pennsylvania, was determined to be uncollectible and was written off. Since the aggregate note receivable was fully reserved for possible loss in the year ended December 31, 1990, no gain or loss was recognized on the transaction.

Notes Payable Refinancing in 1993

In August and September 1993, the General Partner obtained refinancing of approximately $12.1 million of mortgage debt secured by four of the Partnership's properties. Approximately $10.4 million of the refinanced debt had matured or was scheduled to mature by May 1993. In order to facilitate the refinancing, title to the properties was transferred to four wholly-owned limited partnerships in July 1993: Apartment Associates, River's Edge Associates, Stratford Associates, and Citadel Associates. Under the terms of the refinancing agreements, the new first-liens totaling approximately $13.6 million bear interest at rates ranging from 8.34% to 8.65% until the notes mature in September and October 2000. The Partnership recognized an aggregate loss on the refinancing transactions of $272,000, comprised primarily of a write-off of $368,000 of an unamortized mortgage discount on one of the maturing notes and a $100,000 discount for early repayment of another note.

Debt Service Moratorium on HUD Properties

The Lake Forest Apartments secures a HUD-financed mortgage note and accrued interest aggregating approximately $4.2 million at December 31, 1995. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.4 million at December 31, 1995, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge and the debt is currently in default. Since 1991, the Partnership remitted excess cash flow from the properties' operations as debt service. During 1995, Post Ridge has reduced its accrued interest payable from $395,000 at December 31, 1994 to $171,000 at December 31, 1995. On March 28, 1995 this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. The Partnership is currently attempting to refinance this debt.

Summary of Maturities Subsequent to December 31, 1995

Future annual principal payments required under the terms of notes payable are as follows (Amounts in thousands):


       Years Ended December 31,
               1996                                 $   576
               1997                                     629
               1998                                   3,205
               1999                                     700
               2000                                  12,781
         Thereafter                                  50,205
                                                     68,096
         Notes payable on which debt
         service has ceased (a)                     $ 4,241
                            (b)                       2,497
               Total                                $74,834

(a) The maturity of the note payable secured by the Post Ridge Apartments has been excluded from the summary of maturities by year because the Partnership is not making scheduled principal payments on this note.

(b) The maturity of the note payable secured by Metro Centre has been excluded from the summary of maturities by year because the property has been foreclosed upon and no debt service payments will be made (See Note E).


Note D - Chapter 11 Proceeding

Briar Bay Associates

In August 1992, the Briar Bay Racquet Club Apartments, located in Miami, Florida, suffered severe structural, interior, and roof damage and surrounding landscape destruction as a result of Hurrican Andrew. The Briar Bay Racquet Club Apartments was subject to mortgage notes payable totaling approximately $4.5 million at December 31, 1992, of which $2.1 million matured in October 1992 and $2.4 million matured in February 1993. The General Partner was negotiating to refinance the notes payable when the property was damaged by the hurricane. Because of the extensive damage to the property, negotiations related to the debt refinancing ceased, and the General Partner was unable to secure a refinancing agreement. In September 1992, Briar Bay Associates, a wholly-owned partnership that holds fee ownership to the Briar Bay Racquet Club Apartments, filed for Chapter 11 protection. The General Partner believed that a bankruptcy reorganization of Briar Bay Associates and of the property was the most feasible method of obtaining a restructuring of the matured debt while the Partnership maintained control of the property to ensure completion of its rehabilitation.

In May 1993, the Partnership purchased Briar Bay Associates' three second-lien notes payable aggregating $2.1 million, which had matured in October 1992, for cash payments of $2.4 million representing all principal and unpaid interest due under the note agreements and related legal fees. The purchase of the second-lien notes allowed Briar Bay Associates to expedite confirmation of its reorganization plan and begin rehabilitation of the property. In June 1993, the Bankruptcy Court confirmed a consensual plan of reorganization for Briar Bay Associates (the "Briar Bay Plan") pursuant to which the $2.4 million first lien note which had matured in February 1993 was modified and extended. The new loan agreement requires monthly payments based on an amortization period of 15 years and an annual interest rate of 10.25%. No gain or loss was recognized on the Briar Bay Associates reorganization.

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

Note D - Chapter 11 Proceeding (continued)

The 1994 results of operations for Greenbriar Associates are summarized in the following table:

                                                For the Period
                                               From January 1 to
                                                July 15, 1994
                                                (in thousands)
               Rental revenues                    $  1,322
               Costs and expenses:
                  Property operations                1,278
                  Depreciation                         364
                  Interest                             538
               Total costs and expenses              2,180

               Net loss                            $  (858)


Note E - Commitments and Contingencies

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million (See "Item 4. Submission of Matters to a Vote of Security Holders"). In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, and securities available for sale at market, totaling approximately $14.2 million at December 31, 1995, exceeded the Partnership's reserve requirements of approximately $2.2 million. Such reserves include $801,000 of cash and cash equivalents restricted for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.


Note E - Commitments and Contingencies (continued)

Contingencies

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property has historically had difficulty making its scheduled debt service payments. Since 1985, the property has made quarterly cash flow payments pursuant to a modified and restructured loan agreement however, no payments were made in 1995. Given current economic conditions in Southern California, property operations are not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a "Notice of Default and Election to Sell Under Deed of Trust" was filed by the lender. The Partnership did not contest this foreclosure notice, and the property was foreclosed on February 7, 1996, resulting in a gain on extinguishment of debt to the Partnership. The property was written down by $200,000 to its estimated net realizable value at December 31, 1995.

Greenbriar Associates, Ltd. ("Greenbriar Associates"), a wholly-owned limited partnership that holds fee title to the Greenbriar Apartments, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") with the District of Arizona, Bankruptcy Court, in December 1991. This Chapter 11 proceeding was dismissed in 1994.

Lake Forest Apartments secures a HUD-guaranteed mortgage note and accrued interest totalling approximately $4.2 million at December 31, 1995. Post
Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.4 million at December 31, 1995, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments and this debt is currently in default. Since 1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. During 1995, Post Ridge has reduced its accrued interest payable from $395,000 at December 31, 1994 to $171,000 at December 31, 1995. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. The General Partner is currently attempting to refinance this debt.

Note F - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in the Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to the Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $23,000 and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Note F - Other Income (continue)

In July 1994, the Partnership was able to recover $199,000, representing the refund of a repair escrow relating to a property that was previously sold. The recovery has been recorded as other income in the accompanying statement of operations.

Note G - Note Refinancing

In March of 1995, the Partnership refinanced two nonrecourse mortgage notes totalling approximately $5.8 million which were secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new $7.5 million mortgage note bears interest at 9.2% and matures in April 2005. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing.

Total capitalized loan costs incurred in March 1995 for the refinancing totaled $304,000 and are being amortized over the life of the loan.

Restricted Escrows required under the Nob Hill Villa refinancing are as follows:

  Capital Improvement Reserves - At the time of the refinancing of the mortgage note payable, $219,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1995, the escrow balance is approximately $291,000.

In December of 1995, the Partnership refinanced approximately $31.5 million of mortgage indebtedness which encumbers the Arbour East, Briar Bay, Chimney Hills, Citadel Village, Foothill Place, Knollwood and Village East Apartments. As a result of the refinancings, the Partnership paid $179,000 in prepayment penalties and wrote-off $28,000 in unamortized loan costs. As a result, the Partnership recorded a $207,000 extraordinary loss from the refinancing. The new mortgage indebtedness of $36,030,000 carries a stated interest rate of 6.95%, with interest only payments and balloon payments due December 1, 2005.

Total capitalized loan costs incurred in December 1995, for the seven refinancings totaled $1,002,000 and are being amortized over the life of the respective loans.

Restricted Escrows required under the December, 1995 refinancings are as follows:

  Capital Improvement Reserves - At the time of the refinancings of the mortgage notes payable, $1,047,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1995, none of the reserves had been expended. In 1996, an additional $97,500 was designated for "Capital Improvement Escrows" for Knollwood.

  Replacement Reserve Account - In addition to the Capital Improvement Reserves, Replacement Reserve Accounts of $507,000, which ranged from $191 to $325 per unit, were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements.

Note H - Abandoned Limited Partnership Units

For the years ended December 31, 1994 and 1993, the number of Limited Partnership Units decreased by 56 and 195 units, respectively due to limited partners abandoning their units. In abandoning Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The net loss per weighted average Limited Partnership Unit in the accompanying Statements of Operations is calculated based on weighted average Units outstanding during the period.

Note I - Sale of Real Estate

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap note receivable and received net sales proceeds of $881,000. The new wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest totalling $11,814, and matures in March 1996. Since the wrap around promissory note is subordinate and inferior to the first-lien mortgages, the Partnership remains obligated under two underlying first-lien mortgages totalling approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a capital improvement escrow totalling $150,000. Upon completion of certain repairs and capital improvements at the property, the Partnership will reimburse the purchaser from the escrow account. The Partnership recognized a gain of $884,000 on the sale during the third quarter of 1994. The sales transaction is summarized in the following table:

                                                         For The Year
                                                    Ended December 31, 1994
                                                        (in thousands)
         Sales Value:
               Cash proceeds received                      $   881
               Wrap note receivable                          1,200
                     Total sales value                       2,081

         Cost of sales:
               Net real estate (a)                          (1,188)
               Other liabilities, net of other                  (9)
               Total costs of sales                         (1,197)
               Gain on sale of real estate                 $   884

(a) Real estate at cost, net of accumulated depreciation of approximately $1.7 million.

The holder of the underlying first lien mortgages did not pre-approve the sale and, as a result, as of December 31, 1995 and 1994, Partnership is in default of the two first lien mortgages. Although the holder of the mortgages has the right to accelerate the notes at any time, no such intentions have been indicated by the holder of the mortgages.


Note J - Disposition of Real Estate

In January 1991, the Partnership suspended the scheduled debt service on the HUD-financed loan secured by the Westwood Apartments because cash flow from the property's operations did not support the scheduled payments and because the property was leveraged in excess of its economic value. The Partnership submitted two workout proposals to HUD, however, HUD rejected both proposals. In 1993, HUD notified the Partnership that it intended to foreclose on the Westwood Apartments and in September 1994, the property was foreclosed upon, with the Partnership recognizing a gain of approximately $5.4 million on the disposition of the real estate and an extraordinary gain of $426,000 on extinguishment of the related debt.

As more fully described in "Note D," the General Partner, on behalf of Greenbriar Associates, executed a deed-in-lieu of foreclosure on Greenbriar Apartments and in July 1994, the property was transferred to the lienholder. The Partnership recognized a gain of approximately $3.3 million on the disposition of the real estate and an extraordinary gain of approximately $6.2 million on extinguishment of the related debt.

     The transactions are summarized as follows:
                                                              For The Year
                                                         Ended December 31, 1994
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


Note K - Distributions

In September 1995, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $921,000 to the partners.


Note L - Investment Properties and Accumulated Depreciation


                                                       Initial Cost
                                                      To Partnership
                                                                                Cost
                                                                              Buildings        Capitalized
                                                                             and Related     (Written Down)
                                                                               Personal       Subsequent to
Description                            Encumbrances           Land             Property        Acquisition
(Amounts in thousands)
Knollwood Apartments                         $6,780        $    345            $ 7,065            $2,214
Chimney Hills Apartments                      5,400             659              7,188             2,333
Briar Bay Racquet Club Apartments             3,500           1,084              5,271             1,196
Citadel Village Apartments                    2,450             337              3,334                14
Village East Apartments                       2,150             184              2,236               750
Rivers Edge Apartments                        2,068             512              2,160               451
Nob Hill Villa Apartments                     7,447             490              8,922             2,129
Citadel Apartments                            4,904             695              5,619             1,016
Post Ridge Apartments                         4,242             143              2,498             1,334
Arbour East Apartments                        5,650             547              8,574             2,264
Southport Apartments                          3,509           1,175              6,496                97
The Apartment Apartments                      3,543             438              6,218             1,090
Lake Forest Apartments                        4,212             692              5,811             1,290
Metro Centre                                  2,497             899              2,229            (1,523)
Foothill Place Apartments                    10,100           3,492              9,435             1,701
Stratford Place Apartments                    2,697           1,186              4,628             1,353
Overlook Apartments                           1,904             397              3,573               130
Point West Apartments                           496             285              2,919              (357)

    Totals                                  $73,549         $13,560            $94,176           $17,482


Note L - Investment Properties and Accumulated Depreciation (continued)


                                              Gross Amount At Which Carried
                                                    At December 31, 1995

                                                             Buildings
                                                            And Related
                                                             Personal      Accumulated      Date of        Date    Depreciable
Description                         Land        Property        Total      Depreciation   Construction   Acquired   Life-Years
(Amounts in thousands)
Knollwood Apartments             $   345        $ 9,279        $ 9,624        $7,957          1972         7/82        5-18
Chimney Hills Apartments             659          9,522         10,181         8,119          1973         8/82        5-18
Briar Bay Racquet Club             1,084          6,468          7,552         5,399          1975         9/82        5-18
Citadel Village Apts..               337          3,347          3,684         3,042          1974        12/82        5-18
Village East Apartments              184          2,986          3,170         2,523          1973        12/82        5-18
Rivers Edge Apartments               512          2,611          3,123         2,177          1976         4/83        5-18
Nob Hill Villa Apartments            490         11,051         11,541         9,028          1971         4/83        5-18
Citadel Apartments                   695          6,635          7,330         5,488          1973         5/83        5-18
Post Ridge Apartments                143          3,832          3,975         3,208          1972         7/82        5-18
Arbour East Apartments               547         10,838         11,385         8,436          1973         9/83        5-18
Southport Apartments               1,175          6,593          7,768         5,135           --         11/83        5-18
The Apartment Apartments             438          7,308          7,746         5,007          1973         4/84        5-18
Lake Forest Apartments               692          7,101          7,793         4,696          1971         4/84        5-18
Metro Centre                         377          1,228          1,605         1,076          1983         6/85        4-28
Foothill Place Apartments          3,402         11,226         14,628         7,089          1973         8/85        5-18
Stratford Place Apartments         1,186          5,981          7,167         3,226          1975         8/85        5-20
Overlook Apartments                  397          3,703          4,100         2,744          1970        11/85        5-15
Point West Apartments                205          2,641          2,846         1,944          1973        11/85        5-40
       Totals                    $12,868       $112,350       $125,218       $86,294


Note L - Investment Properties and Accumulated Depreciation (continued)

 Reconciliation of "Investment Properties and Accumulated Depreciation:

                                               For the Years Ended December 31,

                                            1995               1994           1993
                                                        (in thousands)
 Investment Properties
 Balance at beginning of year               $122,218       $  144,854       $143,217
    Acquisitions and additions                 3,325            1,708          1,637
    Dispositions through sale                     --           (3,533)            --
    Dispositions through foreclosures             --          (20,811)            --
    Property disposals                          (325)              --             --
 Balance at End of Year                     $125,218       $  122,218       $144,854

 Accumulated Depreciation
 Balance at beginning of year               $ 79,720       $   89,681        $81,919
    Depreciation of real estate                6,667            7,328          7,762
    Accumulated depreciation on real
        estate sold                               --           (2,345)            --
    Accumulated depreciation on real
        estate foreclosed                         --          (14,944)            --
    Accumulated depreciation on
        property disposals                       (93)              --             --
 Balance at end of year                     $ 86,294       $   79,720        $89,681

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is approximately $145,189,000 and $140,683,000.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is approximately $101,945,000 and $96,261,000, respectively.

Note M - Subsequent Events

Subsequent to December 31, 1995, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. The Partnership realized a loss of $5,000 on the transaction resulting from prepayment penalties paid on the early extinguishment of the debt.

Note M - Subsequent Events

Subsequent to December 31, 1995, the Partnership declared distributions to the partners of approximately $3.6 million attributable to cash flow from operations and approximately $71,000 attributable from surplus funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Partnership's Form 8-K filed May 10, 1995, as of May 3, 1995, Arthur Andersen L.L.P., the independent accountant previously engaged as the principal accountant to audit the financial statements of the partnership was dismissed. As of the same date, the firm of Ernst & Young L.L.P. was engaged to provide that service for the Partnership.


                                   PART III

Item 10.  Directors and Executive Officers of the General Partner of the
          Registrant


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are set forth below.

         NAME                         POSITION                    AGE

         Carroll D. Vinson            President, Director         55

         William H. Jarrard, Jr.      Vice President              49

         John K. Lines                Secretary                   36

         Kelley M. Buechler           Assistant Secretary         38

         Robert D. Long, Jr.          Chief Accounting
                                      Officer/Controller          28


Carroll D. Vinson has been President of CEI since December of 1994 and President of the Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities, which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

William H. Jarrard, Jr. has been Vice President of CEI since December of 1994, Vice President of the MAE subsidiaries since January 1992 and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994, General Counsel and Secretary of Insignia since June 1994, and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since December 1991. From January 1991 until December 1991, Mr. Long was associated with the accounting firm of Harshman, Lewis and Associates. From July 1989 until January 1991, Mr. Long was an auditor for the State of Tennessee. He is a graduate of the University of Memphis.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992, and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

CEI is the general partner of the Partnership and 15 other Affiliated Partner-ships as of December 31, 1993.

No family relationship exists between any of the directors and officers of CEI.

Item 11.   Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers for the years ended December 31, 1995 or 1994, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the years ended December 31, 1995 or 1994. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 8 - Financial Statements and Supplementary Data," Note B - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.



Item 12.   Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners

        Except as provided below, as of February, 1996, no person was known to CEI to own of record or beneficially own more than five percent of the Units of the Partnership:

                                                     Number of      Percent
         Name and Address                              Units        Of Total

         Insignia CCP IV Acquisition, L.L.C.           64,343        18.77%
         One Insignia Financial Plaza
         Greenville, SC 29602

        The Units reflected above were acquired by Insignia CCP IV Acquisition, L.L.C., an affiliate of the Partnership and CEI, pursuant to the Tender Offer dated January 20, 1995, to purchase Units for a purchase price of $60.00 per Unit.

        Insignia CCP IV Acquisition, LLC is owned jointly by Insignia CCP IV Holding, Inc. (60%) and Koll Tender Corporation I (40%).

        As of February, 1996, no other person was known to CEI to own of record or beneficially own more than 5 percent (5%) of the Units of the Partnership.

(b)     Beneficial Owners of Management

        Except as provided below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially:

(c)     Changes in Control

        Beneficial Owners of CEI

        As of February, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                           Number of      Percent
        Name and Address                   CEI Shares     Of Total

         GII Realty, Inc.                     100,000        100%
         One Insignia Financial Plaza
         Greenville, SC 29602

      GII Realty, Inc. is owned by MAE-ICC, Inc.  (See Item 1)

Item 13.   Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 8 - Financial Statements and Supplementary Data", "Note B - Related Party Transactions," for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last three years.

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services for each of the three years in the period ended December 31, 1995. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to PSI for advisory services related to day-to-day property operations. Prior to July 1993, day-to-day property management services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for four additional Partnership properties in January 1994. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for fifteen of the Partnerships' eighteen properties. On February 15, 1995, an affiliate of Insignia assumed day to day property management responsibilities for Lake Forest and Post Ridge Apartments. South Port Apartments is currently managed by an unaffiliated management company.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Litigation with Former Related Parties

Please refer to "Item 8 - Financial Statements and Supplementary Data," "Note B - Related Party Transactions," for the amounts and items of compensation and fees paid to former affiliates.

In 1991, the Partnership (and simultaneously each of the Affiliated Partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received 3,143 shares of Southmark Corporation Redeemable Series A Preferred Stock and 22,985 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $23,000 and $172,000 in cash, representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

         1.  Financial Statements

           Consolidated Balance Sheets - December 31, 1995 and 1994

           Consolidated Statements of Operations - Years Ended
           December 31, 1995, 1994 and 1993

           Consolidated Statements of Partners' Deficit - Years Ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows - Years Ended
           December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

         2.  Schedules

           All schedules are omitted because either they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

         3.  Exhibits


S-K REFERENCE
     NUMBER         DOCUMENT DESCRIPTION

      3 Certificate of Limited Partnership, as amended to date.

    10.1            Property Management Agreement No. 105
                    dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.2            Property Management Agreement No. 106
                    dated October 23, 1990, by and between
                    the LeTourneau Associates, Ltd. and CCEC
                    (Incorporated by reference to the Quarterly
                    Report on Form 10-Q for the quarter ended
                    September 30, 1990).

    10.3            Property Management Agreement No. 107
                    dated October 23, 1990, by and between
                    Overlook Associates, Ltd. and CCEC (Incor-porated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1990).

    10.4            Property Management Agreement No. 108
                    dated October 23, 1990, by and between
                    Park 77 Associates, Ltd. and CCEC
                    (Incorporated by reference to the Quarterly
                    Report on Form 10-Q for the quarter ended
                    September 30, 1990).

    10.5            Property Management Agreement No. 205
                    dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.6            Property Management Agreement No. 306
                    dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.7            Property Management Agreement No. 307
                    dated October 23, 1990, by and between Point
                    West Associates, Ltd. and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.8 Property Management Agreement No. 403 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quar-terly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.9 Property Management Agreement No. 404 dated October 23, 1990, by and between Denbigh Village Associates, Ltd. and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.10 Property Management Agreement No. 405 dated October 23, 1990, by and between Stratford Place Associates, Ltd. and CCEC (Incorporated by refer-ence to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.11 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quar-terly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.12 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.13 Assignment and Assumption Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.14 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of
                    Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.15 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.16 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.17           Assignment and Assumption Agreement dated
                    October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Manage-ment Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.18 Assignment and Assumption Agreement dated February 21, 1991, by and between the Partnership and Greenbriar Apartments Associates Limited Partnership (Property Management Agreement No.
                    403). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.19           Assignment and Assumption Agreement dated
                    April 1, 1991, by and between the Partnership and ConCap Village East Apartments Associates, L.P. (Property Management Agreement No. 205). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                    1991).

    10.20           Assignment and Assumption Agreement
                    dated April 1, 1991, by and between the
                    Partnership and Nob Hill Villa Apartments
                    Associates, L.P. (Property Management
                    Agreement No. 306).  (Incorporated by
                    reference to the Annual Report on Form
                    10-K for the year ended December 31, 1991).

    10.21 Assignment and Assumption Agreement dated April 1, 1991, by and between the Partnership and Barnett Regency Tower Associates Limited Partnership (Property Management Agreement No. 105). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.22           Assignment and Assumption of Property
                    Management Agreement dated August 1,
                    1991, by and between R & B Realty Group
                    and R & B Apartment Management Company,
                    Inc. (Property Management Agreement with
                    Denbigh Village Associates, Ltd.) (Incorporated by reference to the Annual Report on Form
                    10-K for the year ended December 31, 1991).

    10.23 Assignment and Assumption of Property Management Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with Greenbriar Apart-ments Associates Limited Partnership). (Incor-porated by reference to the Annual Report on Form 10-K for the year ended December 31,
                    1991).


    10.24 Assignment and Assumption of Property Manage-ment Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apart-ment Management Company, Inc. (Property Management Agreement with the Partnership concerning Briar Bay Racquet Club). (Incorpora-ted by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.25 Assignment and Assumption of Property Manage-ment Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with Stratford Place Associates, Ltd.). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.26           Assignment and Assumption Agreement
                    dated September 1, 1991, by and between
                    the Partnership and CCP IV Associates, Ltd.
                    (Property Management Agreement No. 306).
                    (Incorporated by reference to the Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991).

    10.27           Assignment and Assumption Agreement
                    dated September 1, 1991, by and between
                    the Partnership and CCP IV Associates, Ltd.
                    (Property Management Agreement No. 205).
                    (Incorporated by reference to the Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991).

    10.28           Assignment and Assumption Agreement
                    dated September 1, 1991, by and between
                    ConCap Village East Apartments Associates,
                    L.P. and CCP IV Associates, Ltd. (Property
                    Management Agreement No. 205).  (Incor-
                    porated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.29           Assignment and Assumption Agreement
                    dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Property Management
                    Agreement No. 105). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.30 Assignment and Assumption Agreement dated September 15, 1991, by and between the Partner-ship and Foothill Chimney Associates Limited Partnership (Property Management Agreement
                    No. 205). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.31 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agree-ment"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.33           Assignment and Assumption Agreement
                    dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Horn-Barlow Construction Management Agreement Concerning Chimney
                    Hill Apartments). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.34 Assignment and Assumption Agreement dated September 1, 1991, by and between ConCap Village East Apartments Associates, L.P. and CCP IV Associates, Ltd. (Village East Construc-tion Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.35 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (the "Metro Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.36 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP IV Associates, Ltd. (Metro Construction Management Agreement concerning Arbour East and Knollwood apartments). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.37           Construction Management Cost Reimburse-
                    ment Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company (the "Hayman Construction Manage-ment Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.38 Assignment and Assumption Agreement dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Hayman Construction Management Agreement concerning Chimney
                    Hill Apartments). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.39 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and R & B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.40 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between ConCap Metro Centre Associates, L.P. and R & B Commercial Management Company, Inc. (Incor-porated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.41 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1990). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.42 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

    10.43 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.44 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1990).

    10.45 Assignment and Assumption Agreement (Financial Service Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

    10.46 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

    10.47           Property Management Agreement No. 419 dated
                    May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.48 Assignment and Assumption Agreement (Property Management Agreement No. 419) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.49           Assignment and Agreement as to Certain
                    Property Management Services dated May 13,
                    1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.50           Property Management Agreement No. 419A
                    dated October 11, 1993, by and between ConCap
                    Stratford Associates, Ltd. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1993).

    10.51           Assignment and Assumption Agreement
                    (Property Management Agreement No. 491A) dated October 11, 1993, by and between Coventry Properties, Inc., R&B Apartment
                    Management Company, Inc. and Partnership
                    Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.52           Assignment and Agreement as to Certain
                    Property Management Services dated October 11, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.53           Property Management Agreement No. 427A
                    dated October 11, 1993, by and between ConCap
                    River's Edge Associates, Ltd. and Coventry
                    Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.54           Assignment and Assumption Agreement
                    (Property Management Agreement No. 427A) dated October 11, 1993, by and between Coventry Properties, Inc., R&B Apartment
                    Management Company, Inc. and Partnership
                    Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

    10.55           Assignment and Agreement as to Certain
                    Property Management Services dated October
                    11, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form
                    10-Q for the quarter ended September 30, 1993).

    10.56           Property Management Agreement No. 513A
                    dated August 18, 1993, by and between  ConCap
                    Citadel Associates, Ltd. and Coventry Properties,
                    Inc.

    10.57 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

    10.58           Property Management Agreement No. 514 dated
                    June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

    10.59 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

    10.60 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to form 8-K dated December 8, 1994)

    10.61 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

    10.62           Contracts related to refinancing of debt

                    (a)  Deed of Trust and Security Agreement dated
                         March 27, 1995 between Nob Hill Villa Apartment Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

                    (b) Promissory Note dated March 27, 1995 between Nob Hill Villa Apartments Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina corporation.

                    (c) Assignment of leases and Rents dated March 27, 1995 between Nob Hill Villa Apartments Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

    10.63 Multifamily Note dated November 30, 1995 between Briar Bay Apartments Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

    10.64 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

    10.65 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

    10.66 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

    10.67 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

    10.68 Multifamily Note dated November 30, 1995 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

    10.69 Multifamily Note dated November 30, 1995 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc..

     11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

    16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regard-ing change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

    16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)

    19.1            Chapter 11 Plan of CCP/IV Associates, Ltd.
                    (Restated to incorporate first amended Chapter
                    11 Plan filed October 27, 1992 and second amend-ments to Chapter 11 Plan of CCP/IV Associates,
                    Ltd. filed December 14, 1992) dated December 14, 1992, and filed December 14, 1992, in the United States Bankruptcy Court for the Middle District of Tennessee. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December
                    31, 1992).

    19.2 First amended disclosure statement to accompany Chapter 11 Plan, dated February 21, 1992, and amended October 27, 1992 filed by CCP/IV Associates, Ltd. filed October 27, 1992, in the United States Bankruptcy Court for the Middle District of Tennessee. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

     27             Financial Data Schedule



(b)  Reports on Form 8-K filed during the fourth quarter of 1995

     A Form 8-K dated October 24, 1995, was filed reporting a change in the ownership of GII Realty, Inc., the sole stockholder of the general partner of the Registrant.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONSOLIDATED CAPITAL PROPERTIES IV

                                          By:  CONCAP EQUITIES, INC.
                                               General Partner


                                          By:  /s/Carroll D. Vinson
                                               Carroll D. Vinson
                                               President



                                          By:  /s/Robert D. Long, Jr.
                                               Robert D. Long, Jr.
                                               Controller and Principal
                                               Accounting Officer

                                          Date: March 28, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                 President                 March 28, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.               Controller and Principal  March 28, 1996
Robert D. Long, Jr.                  Accounting Officer