Form 10-Q
period 1996-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1996-05-13
CIK 355804

FORM 10-Q--Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period.........to.........
               (Amended by Exch Act Rel No. 312905.  eff 4/26/93.)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                     CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                        (in thousands, except unit data)


                                                 March 31,    December 31,
                                                    1996          1995
 Assets
   Cash and cash equivalents:
      Unrestricted                                $  7,604       $ 10,865
      Restricted - tenant security deposits            664            665
   Investments                                       2,637          2,637
   Prepaid expenses and other assets                 5,650          6,900
   Note and interest receivable                      1,143          1,155
 Investment Properties:
   Land                                             12,491         12,868
   Buildings and personal property                 111,799        112,350
                                                   124,290        125,218
   Less accumulated depreciation                   (86,817)       (86,294)
                                                    37,473         38,924

                                                  $ 55,171       $ 61,146
 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable and accrued expenses          $  2,560       $  3,443
   Notes and interest payable                       72,246         76,336
                                                    74,806         79,779

 Partners' Deficit
   General partner                                  (6,024)        (5,951)
   Limited partners (342,783 units
      outstanding in 1996 and 1995,                (13,611)       (12,682)
                                                   (19,635)       (18,633)

                                                  $ 55,171       $ 61,146

               See Accompanying Notes to Consolidated Financial Statements


b)                     CONSOLIDATED CAPITAL PROPERTIES IV

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended
                                                             March 31,
                                                         1996         1995
 Revenues:
   Rental income                                         $6,648       $6,453
   Interest and other income                                213          118
        Total revenues                                    6,861        6,571

 Expenses:
   Property operations                                    3,368        3,099
   Depreciation and amortization                          1,717        1,716
   Interest                                               1,527        1,635
   Administrative                                           527          440
        Total expenses                                    7,139        6,890

        Loss before extraordinary items                    (278)        (319)

   Extraordinary items:
   Gain on refinancing                                       --          250
   Gain on foreclosure of investment
     property                                             2,999           --

        Net income (loss)                                $2,721       $  (69)

 Net income (loss) allocated to general
        partner (4%)                                     $  109       $   (3)
 Net income (loss) allocated to limited
        partners (96%)                                    2,612          (66)
                                                         $2,721       $  (69)

 Net income (loss) per weighted average
   partnership unit:

   Loss before extraordinary items                       $ (.78)      $ (.89)
   Extraordinary items                                     8.40          .70

 Net income (loss) per weighted average
   limited partnership unit                              $ 7.62       $ (.19)

           See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995
                        (in thousands, except unit data)



                                    Limited                                    Total
                                  Partnership    General      Limited        Partners'
                                     Units       Partner      Partners        Deficit
 Original capital contributions     343,106     $     1       $171,553       $171,554

 Partners' deficit at
       December 31, 1994            342,783     $(5,866)      $(10,649)      $(16,515)

 Net loss for the three months
       ended March 31, 1995              --          (3)           (66)           (69)

 Partners' deficit at
       March 31, 1995               342,783     $(5,869)      $(10,715)      $(16,584)

 Partners' deficit at
       December 31, 1995            342,783     $(5,951)      $(12,682)      $(18,633)

 Net income for the three months
       ended March 31, 1996              --         109          2,612          2,721

 Distributions to Partners              --         (182)        (3,541)        (3,723)

 Partners' deficit at
       March 31, 1996              342,783       (6,024)       (13,611)       (19,635)

            See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL PROPERTIES IV

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)



                                                                Three Months Ended
                                                                    March 31,
                                                                1996            1995
 Cash flows from operating activities:
       Net income (loss)                                      $ 2,721          $   (69)
       Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
          Depreciation and amortization                         1,787            1,788
          Loss on disposition of investment property               25               --
          Extraordinary gains on foreclosure or                (2,999)            (250)
          Change in accounts:
            Tenant security deposits                              (11)              --
            Prepaid expenses and other assets                   1,183             (791)
            Accounts payable and accrued expenses                (859)             223
            Accrued interest                                       46              131

 Net cash provided by operating activities                      1,893            1,032

 Cash flows from investing activities:
       Property improvements and replacements                    (817)            (177)
       Purchase of investments                                     --             (697)
       Proceeds from sale of investments                           --            1,656
       Deposits to restricted escrows                            (419)            (261)
       Receipts from restricted escrows                           445              148
       Collections of note receivable                              13                6

 Net cash (used in) provided by
       investing activities                                      (778)             675

 Cash flows from financing activities:
       Payments on notes payable                                 (134)            (161)
       Repayment of notes payable                                (484)          (5,573)
       Proceeds on long-term borrowings                            --            7,500
       Distributions to partners                               (3,723)              --
       Loan costs                                                 (35)            (201)

 Net cash (used in) provided by
       financing activities                                    (4,376)           1,565

 Net (decrease) increase in cash and cash
       equivalents                                             (3,261)           3,272

 Cash and cash equivalents at beginning of period              10,865            4,674

 Cash and cash equivalents at end of period                   $ 7,604          $ 7,946


            See Accompanying Notes to Consolidated Financial Statements


                         CONSOLIDATED CAPITAL PROPERTIES IV

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,404,000 and $1,432,000 for the three months ended March 31, 1996 and 1995, respectively.

Foreclosure

During the three months ended March 31, 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following balance sheet accounts were adjusted by the amounts noted below.

                                                       March 31, 1996
                                                       (in thousands)

Tenant security deposits remitted to the lender          $   (12)
Prepaid expenses and other assets                             (5)
Buildings and personal property                           (1,605)
Accumulated depreciation                                   1,079
Accounts payable and accrued expenses                         24
Interest payable                                           1,021
Notes payable                                              2,497
Gain on foreclosure of investment property                (2,999)

            See Accompanying Notes to Consolidated Financial Statements


e)                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated
Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December
31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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

Presentation of Accounts

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities.

Note B - Transactions with Affiliated Parties

The Partnership has paid the property management fees noted below based on collected gross rental revenues for property management services in each of the three months ended March 31, 1996 and 1995. In late December 1994, an affiliate of Insignia Financial Group, Inc., ("Insignia"), assumed day-to-day property management responsibilities for all of the Partnerships' properties except Lake
Forest, Post Ridge and SouthPort Apartments. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake
Forest and Post Ridge Apartments. Fees paid to Insignia and affiliates for the three months ended March 31, 1996 and 1995, are presented below. These expenses are included in operating expenses.

Note B - Transactions with Affiliated Parties (continued)

                                                    For the Three Months Ended
                                                              March 31,
                                                      1996              1995
                                                          (in thousands)

      Property management fees                        $322              $284

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $313,000 to affiliates of the General Partner during the three months ended March 31, 1996, under this provision of the Partnership Agreement. No such fees were paid or accrued during the three months ended March 31, 1995.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                    For the Three Months Ended
                                                              March 31,
                                                       1996             1995
                                                          (in thousands)

Reimbursement for services of affiliates               $157             $217

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


Note C - Commitment and Contingencies

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.1 million. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents,

Note C - Commitments and Contingencies (continued)

tenant security deposits and investments, totalling approximately $10.9 million at March 31, 1996, exceeded the Partnership's reserve requirements of approximately
$2.1 million. Such reserves include approximately $532,000 of cash and cash equivalents restricted for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.

Contingencies

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro
Centre Office Building, located in Southern California, matured  July 1, 1995.
The property had historically had difficulty making its scheduled debt service payments. Since 1985, the property had made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995 or 1996. Given current economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September
1995, a "Notice of Default and Election to Sell Under Deed of Trust" was filed by the lender. The Partnership did not contest this foreclosure notice and the property was foreclosed on February 7, 1996, resulting in a gain on foreclosure of approximately $2,999,000 to the Partnership.

Lake Forest Apartments secures a HUD-guaranteed mortgage note and accrued interest totalling approximately $4.2 million at March 31, 1996. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4.4 million at December 31, 1996, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments and this debt is currently in default. Since
1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. During 1995 and 1996, Post Ridge has made payments to reduce its accrued interest payable from $395,000 at December 31, 1994 to $125,000 at March 31, 1996. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. The General Partner is currently attempting to refinance the remaining debt on Post Ridge.

Note D - Note Refinancing

In March of 1995, the General Partner refinanced two nonrecourse mortgage notes totalling approximately $5.8 million which were secured by the Nob Hill Villa
Apartments. Under the terms of the refinancing agreement, the new $7.5 million mortgage note bears interest at 9.2% and matures in April 2005. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing. Through the refinancing, a capital improvement reserve of approximately $219,000 was established and approximately $201,000 in loan costs were incurred. These loan costs will be amortized over the life of the loan.

Note E - Distributions

In March 1996, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $3,617,000 and approximately
$71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $35,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships.

Note F - Note Payoff

In February of 1996 the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate.

Note G - Note and Interest Receivable

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The
Partnership has negotiated with the purchaser to extend the note until April 1997.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes.
The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                        Average Occupancy
                                                        1996         1995

    The Apartments
      Omaha, NE                                         90%           96%

    Arbor East Apartments
      Nashville, TN                                     94%           98%

    Briar Bay Racquet Club Apartments
      Miami, FL                                         96%           93%

    Chimney Hills Apartments
      Marietta, GA                                      96%           97%

    Citadel Apartments
      El Paso, TX                                       85%           96%

    Citadel Village Apartments
      Colorado Springs, CO                              97%           95%

    Foothill Place Apartments
      Salt Lake City, UT                                98%           98%

    Knollwood Apartments
      Nashville, TN                                     99%           98%

     Lake Forest Apartments
      Omaha, NE                                         96%           97%

    Nob Hill Villa Apartments
      Nashville, TN                                     95%           99%

    Overlook Apartments
      Memphis, TN                                       85%           89%

    Point West Apartments
      Charleston, SC                                    80%           89%

     Post Ridge Apartments
      Nashville, TN                                     98%           97%


                                                        Average Occupancy
                                                        1996         1995

 Rivers Edge Apartments
    Auburn, WA                                          96%           91%

 South Port Apartments
    Tulsa, OK                                           96%           79%

 Stratford Place Apartments
    Austin, TX                                          94%           95%

 Village East Apartments
    Cimarron Hills, CO                                  99%           98%


Occupancy for The Apartments has decreased due to efforts to improve the tenant base by evicting tenants with large delinquent tenant receivables. The decrease in occupancy for Arbor East and Nob Hill Villa Apartments is due to a combination of an usually harsh winter, high unemployment and an outflow of tenants who left to buy homes based on the expectation of increasing interest rates. The decrease in occupancy at the Overlook Apartments is due to increased competition in the Memphis market resulting from the renovation of surrounding properties in the area. Occupancy for the Citadel Apartments decreased due to a decline in the El
Paso market resulting from military spending cuts and the re-deployment of military personnel. The re-deployment has caused increased competition from similar properties in the area. Point West Apartments' occupancy decreased due to increased competition and rental rates being higher than the market would support.
Currently rental rates have been lowered slightly to adjust to the market and to increase occupancy. Occupancy at Rivers Edge Apartments increased due to a strong market in the Auburn area. The increase in occupancy at South Port Apartments is a result of rental rates being lowered slightly as well as a decrease in the apartment supply in the Tulsa market.

The Partnership realized a loss before extraordinary items of approximately
$278,000 for the three months ended March 31, 1996, compared to a loss before
extraordinary items of $319,000 for the three months ended March 31, 1995.   The
decreased loss is due primarily to increases in rental and interest and other income, partially offset by increases in property operations and administrative expenses.

Rental income increased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, due primarily to an increase in rents, partially offset by a decrease in occupancy for the three months ended March 31, 1996, at several of the Partnership's properties, as discussed above. Interest and other income increased for the three months ended March 31, 1996, compared to the three months ended March 30, 1995, due to higher average cash balances being available for investment in 1996.

Property operations expense increased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, due primarily to increased maintenance expenses in efforts to increase the curb appeal of several of the Partnership's properties. Administrative expenses increased for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, due primarily to a $313,000 special management fee related to the first quarter distribution, partially offset by decreased expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001 was repaid so that the Partnership could retire debt with interest rates higher than the current market rate.

The $2,999,000 extraordinary gain on disposition of investment property realized in the three months ended March 31, 1996, is due to the foreclosure of the Metro
Centre Office Building in February of 1996.

The $250,000 gain on refinancing realized during the quarter ended March 31, 1995, related to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.2% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage resulting in the extraordinary gain.

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The
Partnership has negotiated with the purchaser to extend the note until April 1997.

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

As of March 31, 1996, the Partnership held cash and cash equivalents of approximately $7,604,000 compared to approximately $7,946,000 at March 31, 1995.
Net cash provided by operating activities increased primarily due to increased rental revenues, the receipt of an insurance refund, an escrow receipt in 1996 from the refinancing of the debt secured by the Knollwood Apartments in December of 1995, and the collection of insurance proceeds resulting from a fire at the Overlook Apartments in December 1995, which was primarily covered by insurance and did not have a material effect on the Partnership. Net cash used in investing activities increased primarily due to increased property improvements and replacements, partially offset by the absence of proceeds from the sale of investments. The Partnership has primarily invested in short-term cash equivalents during 1996. Net cash used in financing activities increased as a result of the distribution to partners in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the three months ended March 31, 1996, cash distributions of approximately $3,723,000 were declared and paid. No cash distributions were made during the three months ended March 31, 1995.

On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV
Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60 per Unit for Limited Partners of record as of December 15, 1994.
Approximately 3,370 Limited Partners holding 64,175 Units (18.72% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition,
L.L.C. effective January 20, 1995, for an aggregate sales price of approximately
$3.9 million.


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



     CONSOLIDATED CAPITAL PROPERTIES IV

     By:    CONCAP EQUITIES, INC.
            General Partner



     By:    /s/ Carroll D. Vinson
            Carroll D. Vinson
            President


     By:    /s/ Robert D. Long, Jr.
            Robert D. Long, Jr.
            Vice President/CAO



     Date:  May 13, 1996