Form 10-Q
period 1996-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1996-08-08
CIK 355804

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


                  For the quarterly period ended June 30, 1996

                              or

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

                  Registrant's telephone number (864) 239-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                     CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                                     June 30,           December 31,
                                                      1996                  1995
                                                   (Unaudited)              (Note)
 Assets
   Cash and cash equivalents:
      Unrestricted                                   $  7,999             $ 10,865
      Restricted - tenant security deposits               667                  665
   Investments                                          2,612                2,637
   Prepaid expenses and other assets                    6,034                6,900
   Note and interest receivable                         1,145                1,155
 Investment Properties:
   Land                                                12,491               12,868
   Buildings and personal property                    113,264              112,350
                                                      125,755              125,218
   Less accumulated depreciation                      (88,475)             (86,294)
                                                       37,280               38,924

                                                     $ 55,737             $ 61,146

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable and accrued expenses             $  3,422             $  3,443
   Notes and interest payable                          72,094               76,336
                                                       75,516               79,779

 Partners' Deficit
   General partner                                     (6,030)              (5,951)
   Limited partners (342,783 units
      outstanding in 1996 and 1995)                   (13,749)             (12,682)
                                                      (19,779)             (18,633)

                                                     $ 55,737             $ 61,146

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Consolidated Financial Statements


b)                     CONSOLIDATED CAPITAL PROPERTIES IV

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        (in thousands, except unit data)

                                              Three Months Ended       Six Months Ended
                                                   June 30,                 June 30,
                                              1996         1995         1996      1995
 Revenues:
    Rental income                           $ 6,737      $ 6,761      $13,385   $13,214
    Interest and other income                   162          245          375       363
        Total revenues                        6,899        7,006       13,760    13,577

 Expenses:
     Property operations                      3,499        3,365        6,867     6,463
     Depreciation and amortization            1,741        1,570        3,458     3,287
     Interest                                 1,505        1,658        3,032     3,293
     Administrative                             298          390          825       830
        Total expenses                        7,043        6,983       14,182    13,873

     Income (loss) before
        extraordinary items                    (144)          23         (422)     (296)

     Extraordinary items:
     Gain on refinancing                         --           --           --       250
     Gain on foreclosure of investment
        property                                 --           --        2,999        --

        Net income (loss)                   $  (144)     $    23      $ 2,577   $   (46)

 Net income (loss) allocated to general
     partner (4%)                           $    (6)     $     1      $   103   $    (2)
 Net income (loss) allocated to limited
     partners (96%)                            (138)          22        2,474       (44)
                                            $  (144)     $    23      $ 2,577   $   (46)

 Net income (loss) per weighted average
     partnership unit:
     Income (loss) before extraordinary
        items                               $  (.40)     $   .06      $ (1.18)  $  (.83)
     Extraordinary items                         --           --         8.40       .70

 Net income(loss) per weighted average
     limited partnership unit               $  (.40)     $   .06      $  7.22   $  (.13)

           See Accompanying Notes to Consolidated Financial Statements


c)                     CONSOLIDATED CAPITAL PROPERTIES IV

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995
                        (in thousands, except unit data)

                                     Limited                                   Total
                                   Partnership     General       Limited     Partners'
                                      Units        Partner      Partners      Deficit
 Original capital contributions      343,106      $      1      $171,553     $171,554

 Partners' deficit at
    December 31, 1994                342,783      $ (5,866)     $(10,649)    $(16,515)

 Net loss for the six months
    ended June 30, 1995                   --            (2)          (44)        (46)

 Partners' deficit at
    June 30, 1995                    342,783      $ (5,868)     $(10,693)    $(16,561)

 Partners' deficit at
    December 31, 1995                342,783      $(5,951)      $(12,682)    $(18,633)

 Net income for the six months
    ended June 30, 1996                   --          103          2,474        2,577

 Distributions to Partners                --         (182)        (3,541)      (3,723)

 Partners' deficit at
    June 30, 1996                    342,783      $(6,030)      $(13,749)    $(19,779)

           See Accompanying Notes to Consolidated Financial Statements


d)                     CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                             1996            1995
 Cash flows from operating activities:
    Net income (loss)                                       $ 2,577         $   (46)
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
       Depreciation and amortization                          3,597           3,438
       Loss on disposition of investment property                38              --
       Extraordinary gains on foreclosure or refinancing     (2,999)           (250)
    Change in accounts:
        Tenant security deposits                                (14)             --
        Prepaid expenses and other assets                       792            (534)
        Accounts payable and accrued expenses                     3             368
        Accrued interest                                         16             123

 Net cash provided by operating activities                    4,010           3,099

 Cash flows from investing activities:
    Property improvements and replacements                   (2,378)           (606)
    Purchase of investments                                      --          (5,177)
    Proceeds from sale of investments                            25           3,852
    Deposits to restricted escrows                             (547)           (436)
    Receipts from restricted escrows                            530             600
    Collections on note receivable                               19              18

 Net cash used in investing activities                       (2,351)         (1,749)

 Cash flows from financing activities:
    Payments on notes payable                                  (256)           (354)
    Repayment of notes payable                                 (484)         (5,573)
    Proceeds from long-term borrowings                           --           7,500
    Distributions to partners                                (3,723)             --
    Loan costs paid                                             (62)           (318)

 Net cash (used in) provided by
    financing activities                                     (4,525)          1,255

 Net (decrease) increase in cash and cash equivalents        (2,866)          2,605

 Cash and cash equivalents at beginning of period            10,865           4,674

 Cash and cash equivalents at end of period                 $ 7,999         $ 7,279

           See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,865,000 and $3,073,000 for the six months ended June 30, 1996 and 1995, respectively.

Foreclosure

During the six months ended June 30, 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below.


                                                       June 30, 1996
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


           See Accompanying Notes to Consolidated Financial Statements




e)                     CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days are considered to be held-to-maturity securities.

Note B - Transactions with Affiliated Parties

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the six months ended June 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnerships' properties except Lake Forest, Post Ridge and South Port Apartments. On February 15, 1995, an affiliate of the General Partner assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. Property management fees of approximately $646,000 and $607,000 were paid to affiliates of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $313,000 under this provision of the Partnership Agreement to affiliates of the General Partner during the six months ended June 30, 1996. No such fees were paid or accrued during the six months ended June 30, 1995.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $309,000 and $434,000 were paid to the General Partner and affiliates for the six months ended June 30, 1996 and 1995, respectively.

In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitments and Contingencies

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,129,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totalling approximately $11,278,000 at June 30, 1996, exceeded the Partnership's reserve requirements of approximately $2,129,000. Such reserves include approximately $422,000 of cash and cash equivalents designated for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.

Contingencies

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property had historically encountered difficulty making its scheduled debt service payments. Since 1985, the property had made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995 or 1996. Given current economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under current market conditions. In September 1995, a "Notice of Default and Election to Sell Under Deed of Trust" was filed by the lender. The Partnership did not contest this foreclosure notice and the property was foreclosed on February 7, 1996, resulting in a gain on foreclosure of approximately $2,999,000 to the Partnership.

Lake Forest Apartments secures a HUD-guaranteed mortgage note and accrued interest totalling approximately $4,180,000 at June 30, 1996. Post Ridge Apartments secures a mortgage note and accrued interest totalling approximately $4,326,000 at June 30, 1996, which was formerly guaranteed by HUD. Operating cash flow from the Post Ridge Apartments has not supported its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments and this debt is currently in default. Since 1991, the Partnership has remitted excess cash flow from the properties' operations as debt service. During 1995 and 1996, Post Ridge has made payments to reduce its accrued interest payable from approximately $395,000 at December 31, 1994 to approximately $84,000 at June 30, 1996. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD.
The General Partner is currently attempting to refinance the remaining debt on Post Ridge.

Note D - Note Refinancing

In March of 1995, the General Partner refinanced two nonrecourse mortgage notes totalling approximately $5.8 million which were secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new $7.5 million mortgage note bears interest at 9.2% and matures in April 2005. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing. Through the refinancing, a capital improvement reserve of approximately $219,000 was established and approximately $298,000 in loan costs were incurred. These loan costs will be amortized over the life of the loan.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                           Average Occupancy
                                                           1996         1995
      The Apartments
       Omaha, NE                                           92%           95%

      Arbor East Apartments
       Nashville, TN                                       94%           98%

      Briar Bay Racquet Club Apartments
       Miami, FL                                           96%           92%

      Chimney Hills Apartments
       Marietta, GA                                        95%           96%

      Citadel Apartments
       El Paso, TX                                         88%           95%

      Citadel Village Apartments
       Colorado Springs, CO                                98%           97%

      Foothill Place Apartments
       Salt Lake City, UT                                  98%           97%

      Knollwood Apartments
       Nashville, TN                                       98%           98%

     Lake Forest Apartments
       Omaha, NE                                           95%           98%

      Nob Hill Villa Apartments
       Nashville, TN                                       96%           98%

      Overlook Apartments
       Memphis, TN                                         83%           89%

      Point West Apartments
       Charleston, SC                                      82%           90%

      Post Ridge Apartments
       Nashville, TN                                       98%           97%

      Rivers Edge Apartments
       Auburn, WA                                          96%           92%

      South Port Apartments
       Tulsa, OK                                           95%           79%

      Stratford Place Apartments
       Austin, TX                                          93%           93%

      Village East Apartments
       Cimarron Hills, CO                                  99%           99%


The decrease in occupancy for Arbor East Apartments is due to a combination of high unemployment and an outflow of tenants who left to purchase homes. The increase in occupancy for Briar Bay Racquet Club Apartments is due to increased resident retention efforts at the property. Occupancy for the Citadel Apartments decreased due to a decline in the El Paso market resulting from military spending cuts and the re-deployment of military personnel. The re-deployment has caused increased competition from similar properties in the area. The decrease in occupancy at the Overlook Apartments is due to increased competition in the Memphis market resulting from the renovation of surrounding properties in the area. The decline in occupancy at the Point West Apartments is indirectly attributable to the closure of the Charleston Naval Base which has occurred during the past two years and will be completed in 1996. Occupancy at Rivers Edge Apartments increased due to a strong market in the Auburn area. The increase in occupancy at South Port Apartments is a result of rental rates being lowered slightly as well as a tightening of the apartment supply in the Tulsa market.

The Partnership realized a loss before extraordinary items of approximately $144,000 for the three months ended June 30, 1996, and $422,000 for the six months ended June 30, 1996, compared to income before extraordinary items of $23,000 for the three months ended June 30, 1995, and a loss before extraordinary items of $296,000 for the six months ended June 30, 1995. For the three and six months ended June 30, 1996, the increased loss is due primarily to increases in property operations and depreciation and amortization expense, mitigated by a decrease in interest expense.

Rental income increased for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, due primarily to an increase in rents, partially offset by increased concessions and a decrease in occupancy for the six months ended June 30, 1996, at several of the Partnership's properties as noted above. Interest and other income decreased for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, due primarily to the receipt of approximately $61,000 of dividends on the Partnership's investment in Southmark Preferred Stock in June of 1995.

Property operations expense increased for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, due primarily to increased maintenance expenses in efforts to increase the curb appeal of several of the Partnership's properties and increased property management fees due to increased rental revenues. Depreciation and amortization expense increased for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, due primarily to approximately $5 million in fixed asset purchases from June 30, 1995, to June 30, 1996. Interest expense decreased for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, due to several of the Partnership's properties being refinanced in December 1995, and the Point West Apartments' first-lien note being paid off as discussed below. Administrative expenses decreased for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, due to decreased expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995 partially offset by a $313,000 special management fee related to the first quarter 1996 distribution.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was repaid so that the Partnership could retire debt with interest rates higher than the current market rate.

The $2,999,000 extraordinary gain on disposition of investment property realized in the six months ended June 30, 1996, resulted form the foreclosure of the Metro Centre Office Building in February of 1996.

The $250,000 gain on refinancing realized during the six months ended June 30, 1995, related to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.2% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage resulting in the extraordinary gain.

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

As of June 30, 1996, the Partnership held cash and cash equivalents of approximately $7,999,000 compared to approximately $7,279,000 at June 30, 1995. Net cash provided by operating activities increased primarily due to increased rental revenues, the receipt of an insurance refund, an escrow receipt in 1996 from the refinancing of the debt secured by the Knollwood Apartments in December of 1995, and the collection of insurance proceeds resulting from a fire at the Overlook Apartments in December 1995. The fire was covered by insurance and did not have a material effect on the Partnership. Net cash used in investing activities increased primarily due to increased property improvements and replacements, partially offset by reduced proceeds from the sale of investments in 1996. The Partnership has primarily invested in shorter term cash equivalents during 1996, rather than longer term securities. Net cash used in financing activities increased as a result of the distribution to partners in 1996 as well as the lack of refinancing activity in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the six months ended June 30, 1996, cash distributions of approximately $3,723,000 were declared and paid. No cash distributions were made during the six months ended June 30, 1995.

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



               CONSOLIDATED CAPITAL PROPERTIES IV





               By:   CONCAP EQUITIES, INC.
                     General Partner



               By:   /s/Carroll D. Vinson
                     Carroll D. Vinson
                     President



               By:   /s/Robert D. Long, Jr.
                     Robert D. Long, Jr.
                     Vice President/CAO



               Date: August 8, 1996