Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1996-11-06
CIK 355804

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


              For the quarterly period ended September 30, 1996

                         or

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                       CONSOLIDATED CAPITAL PROPERTIES IV

                             CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                                    September 30,       December31,
                                                         1996               1995
                                                     (Unaudited)           (Note)
Assets
 Cash and cash equivalents:
    Unrestricted                                      $  6,468            $ 10,865
    Restricted - tenant security deposits                  662                 665
 Investments                                             2,612               2,637
 Prepaid expenses and other assets                       5,985               6,900
 Note and interest receivable                            1,135               1,155
Investment properties:
 Land                                                   12,491              12,868
 Buildings and personal property                       114,719             112,350
                                                       127,210             125,218
 Less accumulated depreciation                         (90,217)            (86,294)
                                                        36,993              38,924

                                                      $ 53,855            $ 61,146

Liabilities and Partners' Deficit
Liabilities
 Accounts payable and accrued expenses                $  3,125            $  3,443
 Notes and interest payable                             71,691              76,336
                                                        74,816              79,779

Partners' Deficit
 General partner                                        (6,077)             (5,951)
 Limited partners (342,783 units
    outstanding in 1996 and 1995)                      (14,884)            (12,682)
                                                       (20,961)            (18,633)

                                                      $ 53,855            $ 61,146

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

               See Accompanying Notes to Consolidated Financial Statements

b)                              CONSOLIDATED CAPITAL PROPERTIES IV

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                  (in thousands, except unit data)

                                              Three Months Ended     Nine Months Ended
                                                 September 30,         September 30
                                               1996      1995         1996       1995
Revenues:
   Rental income                              $6,945    $6,653      $20,330    $19,867
   Interest and other income                     177       140          552        503
     Total revenues                            7,122     6,793       20,882     20,370

Expenses:
   Property operations                         3,689     3,482       10,556      9,945
   Depreciation and amortization               1,771     1,653        5,229      4,940
   Interest                                    1,542     1,661        4,574      4,954
   Administrative                                300       428        1,125      1,258
     Total expenses                            7,302     7,224       21,484     21,097

   Loss before
     extraordinary items                        (180)     (431)        (602)      (727)

   Extraordinary items:
   Gain (loss) on refinancing                    (81)       --          (81)       250
   Gain on foreclosure of investment
     property                                     --        --        2,999         --

     Net income (loss)                        $ (261)   $ (431)     $ 2,316    $  (477)

Net income (loss) allocated to general
   partner (4%)                               $  (10)   $  (17)     $    93    $   (19)
Net income (loss) allocated to limited
   partners (96%)                               (251)     (414)       2,223       (458)
                                              $ (261)   $ (431)     $ 2,316    $  (477)
Net income (loss) per weighted average
   partnership unit:
   Loss before extraordinary
     items                                    $ (.50)   $(1.21)     $ (1.69)   $ (2.04)
   Extraordinary items                          (.23)       --         8.17        .70

Net income (loss) per weighted average
   limited partnership unit                   $ (.73)   $(1.21)     $  6.48    $ (1.34)

              See Accompanying Notes to Consolidated Financial Statements

 c)                      CONSOLIDATED CAPITAL PROPERTIES IV

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

               For the Nine Months Ended September 30, 1996 and 1995
                          (in thousands, except unit data)

                                    Limited                              Total
                                  Partnership   General     Limited     Partners'
                                     Units      Partner     Partners     Deficit
Original capital contributions      343,106    $      1     $171,553    $171,554

Partners' deficit at
  December 31, 1994                 342,783    $ (5,866)    $(10,649)   $(16,515)

Net loss for the nine months
  ended September 30, 1995               --         (19)        (458)       (477)

Distributions to Partners                --         (37)        (884)       (921)

Partners' deficit at
  September 30, 1995                342,783    $ (5,922)    $(11,991)   $(17,913)



Partners' deficit at
  December 31, 1995                 342,783     $(5,951)    $(12,682)   $(18,633)

Net income for the nine months
  ended September 30, 1996               --          93        2,223       2,316

Distributions to Partners                --        (219)      (4,425)     (4,644)

Partners' deficit at
  September 30, 1996                342,783     $(6,077)    $(14,884)   $(20,961)

            See Accompanying Notes to Consolidated Financial Statements

d)                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                               1996       1995
Cash flows from operating activities:
  Net income (loss)                                          $ 2,316    $  (477)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    cash provided by operating activities:
    Depreciation and amortization                              5,438      5,171
    Loss on disposition of investment property                    36         --
    Extraordinary gains on foreclosure or refinancing         (2,999)      (250)
    Extraordinary loss on refinancing                             81         --
  Change in accounts:
      Tenant security deposits                                    (9)        --
      Prepaid expenses and other assets                          540       (548)
      Accounts payable and accrued expenses                     (232)       907
      Accrued interest                                           (54)       144

Net cash provided by operating activities                      5,117      4,947

Cash flows from investing activities:
  Property improvements and replacements                      (3,859)    (1,769)
  Purchase of investments                                         --     (7,176)
  Proceeds from sale of investments                               25      8,882
  Deposits to restricted escrows                                (734)      (556)
  Receipts from restricted escrows                               868        978
  Collections on note receivable                                  29         27

Net cash (used in) provided by investing activities           (3,671)       386

Cash flows from financing activities:
  Payments on notes payable                                     (382)      (560)
  Repayment of notes payable                                  (4,726)    (5,573)
  Proceeds from long-term borrowings                           4,050      7,500
  Distributions to partners                                   (4,644)      (921)
  Loan costs paid                                               (141)      (361)

Net cash (used in) provided by
  financing activities                                        (5,843)        85

Net (decrease) increase in cash and cash equivalents          (4,397)     5,418

Cash and cash equivalents at beginning of period              10,865      4,674

Cash and cash equivalents at end of period                   $ 6,468    $10,092

            See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES IV

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (Unaudited)


Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,403,000 and $4,562,000 for the nine months ended September 30, 1996 and 1995, respectively.

Foreclosure

During the nine months ended September 30, 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below.


                                                    September 30, 1996
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

            See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the nine months ended September 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnerships' properties except Lake Forest, Post Ridge and South Port Apartments. On February 15, 1995, an affiliate of the General Partner assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. Property management fees of approximately $979,000 and $926,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow from operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $392,000 and $80,000 under this provision of the Partnership Agreement to affiliates of the General Partner during the nine months ended September 30, 1996 and 1995, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $479,000 and $550,000 were paid to the General Partner and affiliates for the nine months ended September 30, 1996 and 1995, respectively.

During the nine months ended September 30, 1995, the Partnership incurred approximately $42,000 of expense reimbursements to an affiliate of the General Partner related to evaluating the feasibility of refinancing the debt on several of the Partnership's investment properties. During the nine months ended September 30, 1996, the Partnership paid this affiliate approximately $6,000 of loan costs which were capitalized and included in Prepaid expenses and other assets in the accompanying Consolidated Balance Sheet. These loan costs related primarily to the refinancing of the Post Ridge Apartments (See "Note D").

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

NOTE C - COMMITMENTS AND CONTINGENCIES

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,129,000. Cash and cash equivalents, tenant security deposits and investments, totalling approximately $9,742,000 at September 30, 1996, exceeded the Partnership's reserve requirements of approximately $2,129,000. Such reserves include approximately $100,000 of cash and cash equivalents designated for use at the Partnership's U.S. Department of Housing and Urban Development ("HUD") financed property.

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

Lake Forest Apartments secures a HUD-guaranteed mortgage note and accrued interest totalling approximately $4,149,000 at September 30, 1996.

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

In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the nonrecourse mortgage note of approximately $4.3 million which was secured by Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4.1 million mortgage note bears interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note shall bear a rate equal to 2.5% plus the average one month LIBOR. If long term financing is not obtained by the maturity date of the interim financing arrangement, the borrower may obtain a one-time extension of the maturity date to December 31, 1996. If the borrower has not paid the balance of the interim note in full by the original or extended maturity date the interim note shall be converted to a seven year fixed rate amortizing loan with an interest rate equal to the semi-annual yield as reported in The Wall Street Journal on the maturity date for the current U.S. Treasury Security with a maturity date most closely approximating the date which is seven years from such date of calculation, plus 2.15%. As a result of the refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000.

To facilitate the refinancing, effective August 7, 1996, the Post Ridge Associates, Ltd.'s Limited Partnership Agreement was amended to convert the general partnership interest held by Consolidated Capital Properties IV ("CCP IV") to a limited partnership interest, such that CCP IV shall be the sole Limited Partner owning a 99.0% limited partnership interest in Post Ridge Associates, Ltd. Concap Equities, Inc. was admitted as the new General Partner owning a 1.0% general partner interest and PRA, Inc. withdrew as the Limited Partner of Post Ridge Associates, Ltd.


NOTE E - DISTRIBUTIONS

In March 1996, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $3,617,000 and approximately $71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $35,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships. In September 1996, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $921,000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                             Average Occupancy
                                             1996         1995

    The Apartments
      Omaha, NE                               93%          95%

    Arbor East Apartments
      Nashville, TN                           95%          98%

    Briar Bay Racquet Club Apartments
      Miami, FL                               97%          92%

    Chimney Hills Apartments
      Marietta, GA                            93%          96%

    Citadel Apartments
      El Paso, TX                             91%          93%

    Citadel Village Apartments
      Colorado Springs, CO                    98%          97%

    Foothill Place Apartments
      Salt Lake City, UT                      97%          97%

    Knollwood Apartments
      Nashville, TN                           98%          98%

    Lake Forest Apartments
      Omaha, NE                               96%          98%

    Nob Hill Villa Apartments
      Nashville, TN                           96%          98%

    Overlook Apartments
      Memphis, TN                             84%          89%

    Point West Apartments
      Charleston, SC                          87%          90%

    Post Ridge Apartments
      Nashville, TN                           97%          97%

    Rivers Edge Apartments
      Auburn, WA                              96%          93%

    South Port Apartments
      Tulsa, OK                               96%          83%

    Stratford Place Apartments
      Austin, TX                              93%          93%

    Village East Apartments
      Cimarron Hills, CO                      99%          99%


The increase in occupancy for Briar Bay Racquet Club Apartments is due to increased resident retention efforts at the property. The decrease in occupancy at the Overlook Apartments is due to increased competition in the Memphis market resulting from the renovation of surrounding properties in the area and an outflow of tenants who purchased homes. The increase in occupancy at South Port Apartments is a result of rental rates being lowered slightly as well as a tightening of the apartment supply in the Tulsa market.

The Partnership realized a loss before extraordinary items of approximately $180,000 for the three months ended September 30, 1996, and $602,000 for the nine months ended September 30, 1996, compared to a loss before extraordinary items of $431,000 for the three months ended September 30, 1995, and $727,000 for the nine months ended September 30, 1995. For the three and nine months ended September 30, 1996, the decreased loss is due primarily to increases in rental income.

Rental income increased for the three and nine months ended September 30, 1996, compared to the corresponding periods of 1995, due primarily to an increase in rental rates that was partially offset by increased concessions and a decrease in occupancy for the nine months ended September 30, 1996, at several of the Partnership's properties. Interest and other income increased for the three and nine months ended September 30, 1996, compared to the corresponding period of 1995, due primarily to increased cash available for investment.

Property operations expense increased for the three and nine months ended September 30, 1996, compared to the three and nine months ended September 30, 1995, due primarily to increased maintenance expenses in efforts to increase the curb appeal of several of the Partnership's properties and increased property management fees resulting from increased rental revenues. Depreciation and amortization expense increased for the three and nine months ended September 30, 1996, compared to the three and nine months ended September 30, 1995, due primarily to approximately $5.4 million in property improvements and replacements from September 30, 1995, to September 30, 1996. Interest expense decreased for the three and nine months ended September 30, 1996, compared to the three and nine months ended September 30, 1995, due to several of the Partnership's properties being refinanced in December 1995, and the Point West Apartments' first-lien note being paid off as discussed below. Administrative expenses decreased for the three and nine months ended September 30, 1996, compared to the three and nine months ended September 30, 1995, due to decreased legal costs due to the nonrecurring nature of the costs associated with amending the Partnership agreement to reduce the working capital reserve requirements in 1995, and decreased expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995, partially offset by $392,000 in special management fees related to 1996 distributions.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was repaid so that the Partnership could retire debt with interest rates higher than the current market rate.

The $2,999,000 extraordinary gain on disposition of investment property realized during the nine months ended September 30, 1996, resulted from the foreclosure of the Metro Centre Office Building in February of 1996.

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership has negotiated with the purchaser to extend the note until April 1997.

The $81,000 loss on refinancing realized during the three months ended September 30, 1996, related to the interim financing agreement for the Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4.1 million mortgage note bears interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note shall bear a rate equal to 2.5% plus the average one month LIBOR. As a result of the refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest and a $61,000 gain on the forgiveness of advances from prior years, offset by a $158,000 loss on the write-off of loan costs.

The $250,000 gain on refinancing realized during the nine months ended September 30, 1995, related to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.2% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage resulting in the extraordinary gain.

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

As of September 30, 1996, the Partnership held cash and cash equivalents of approximately $6,468,000 compared to approximately $10,092,000 at September 30, 1995. Net cash provided by operating activities increased primarily due to increased rental revenues, the receipt of an insurance refund, an escrow receipt in 1996 from the refinancing of the Knollwood Apartments debt in December of 1995, and the collection of insurance proceeds resulting from a fire in December, 1995 at the Overlook Apartments. The fire damage was covered by insurance and did not have a material effect on the Partnership. These increases in cash flow were partially offset by a decrease in accounts payable due to the timing of accounts payable payments and the payment of accrued interest. Net cash used in investing activities increased primarily due to increased property improvements and replacements, partially offset by reduced proceeds from the sale of investments in 1996. The Partnership has primarily invested in shorter term cash equivalents during 1996, rather than longer term securities. Net cash used in financing activities increased primarily as a result of increased distributions to partners in 1996 as well as decreased proceeds from long term borrowings.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $71 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Cash distributions of approximately $4,644,000 and $921,000 were declared and paid during the nine months ended September 30, 1996 and 1995, respectively.

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

            Exhibit 10.70, Contracts related to the refinancing of debt

            (a) Multifamily Note dated September 30, 1996, between Post Ridge
                Associates, Ltd., Limited Partnership, a Tennessee limited partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc.

            (b) Rider To Multifamily Note dated September 30, 1996, between Post
                Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc.

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

            Date:               November 6, 1996