Form 10-K
period 1996-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1997-03-27
CIK 355804

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SEC. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within 60 days prior to the date of filing:
Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties IV (the "Partnership" or "Registrant") was organized on September 22, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-74353) and commenced a public offering for sale of $100 million of Units with the general partners' right to increase the offering to $200 million. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered under the Securities Exchange Act of 1934 (File No. 0-11002) on March 28, 1983. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171.5 million to the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement, the Partnership has retired a total of 323 Units as of December 31, 1996. The Partnership gave no consideration for these Units.

By the end of fiscal year 1985, approximately 73% of the proceeds raised had been invested in 48 properties. Of the remaining 27%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 16% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its Limited Partners (herein so called; and together with the General Partner shall be called the "Partners"). As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 1996, the Partnership owned 17 income-producing properties (or interests therein) and held one note receivable with respect to a sold property. Prior to 1996, the Partnership had disposed of 30 properties originally owned by the Partnership. In February of 1996, the Partnership lost an additional property through foreclosure, as discussed below.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the localities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"). The property manager is responsible for the day-to-day operations of each property. The Managing General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12," which descriptions are herein incorporated by reference.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million. During 1996, the Metro Centre Office Building was foreclosed on by the lender. Accordingly, the replacement reserve requirement at the remaining residential properties was reduced to approximately $2.1 million. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $10.4 million at December 31, 1996, exceeded the Partnership's reserve requirement of approximately $2.1 million.

The Partnership currently owns and operates 17 apartment complexes, which range in age from 20 to 26 years old, principally located in the midwest, southeastern and southwestern United States. The Partnership also holds one note receivable on a sold property which is performing according to the note terms as of December 31, 1996.

The Partnership has made significant capital investments in its real estate portfolio during the previous three years. These investments consisted of selected property improvement and rehabilitation programs and expenditures to cure deferred maintenance which existed at certain of the properties. Capital expenditures of approximately $3.4 million are budgeted for the Partnership's properties in 1997.

Approximately $2.5 million of non-recourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments and, since 1985, the property made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given existing economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996.

Prior to March 1995, the Nob Hill Villa Apartments ("Nob Hill") secured two non-recourse mortgage notes totalling approximately $5.8 million. One of the notes, a $3.8 million first-lien mortgage, was scheduled to mature in November 1995.
In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7.5 million secured by Nob Hill. Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.2% and matures in April 2005.

Approximately $14.3 million of non-recourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments originally matured in 1994. The Partnership exercised its option to extend the maturities until September 1995, by paying a 1%, or $143,000, loan extension fee to the current lender, as provided for in the loan agreement. In December 1995, these properties, along with five of the Partnership's other properties, were refinanced for 10 years with interest only payments due each month (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8").

Prior to November 1996, Lake Forest Apartments ("Lake Forest") secured a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") totalling approximately $4.1 million. In November 1996, the Partnership refinanced this mortgage note by obtaining a new mortgage note of approximately $4.7 million secured by Lake Forest. Under the terms of the refinancing agreement, the new mortgage note bears interest at 7.33% and matures in November 2003.

The Post Ridge Apartments ("Post Ridge") formerly secured a mortgage note totalling approximately $4.2 million, which was guaranteed by HUD. Operating cash flow from Post Ridge did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge. From 1991 through March of 1995, the Partnership remitted excess cash flow from the properties' operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4.2 million secured by Post Ridge. Under the terms of the interim financing arrangement, the new $4.1 million mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (totaling 7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write-off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4.1 million collateralized by Post Ridge. Under the terms of the agreement this mortgage note bears interest at 7.33% and matures in November 2003.

To facilitate the refinancing of the mortgage note secured by Post Ridge, effective August 7, 1996, the Post Ridge Associates, Ltd.'s Limited Partnership Agreement was amended to convert the general partnership interest held by Consolidated Capital Properties IV ("CCP IV") to a limited partnership interest, such that CCP IV shall be the sole Limited Partner owning a 99.0% limited partnership interest in Post Ridge Associates, Ltd. Concap Equities, Inc. was admitted as the new General Partner owning a 1.0% general partner interest and PRA, Inc. withdrew as the Limited Partner of Post Ridge Associates, Ltd.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity.
In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.


ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired 48 properties of which eleven (11) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and nine (9) were foreclosed upon by the lenders in fiscal years prior to 1996. In February of 1996, the Partnership lost an additional property through foreclosure. As of December 31, 1996, the Partnership owned seventeen (17) apartment complexes and held one (1) note receivable on sold property as noted below. Additional information about the properties is found in "Item 8 - Financial Statements and Supplementary Data."

<capiton>
                               Date of
Property                       Purchase      Type of Ownership        Use
The Apartment                  04/84       Fee ownership subject   Residential Apartments
  Omaha, Nebraska                          to first mortgage       204 units

Arbour East                    09/83       Fee ownership subject   Residential Apartments
  Nashville, Tennessee                     to first mortgage       350 units

Briar Bay Racquet Club         09/82       Fee ownership subject   Residential Apartments
  Miami, Florida                           to first mortgage       194 units

Chimney Hill                   08/82       Fee ownership subject   Residential Apartments
  Marietta, Georgia                        to first mortgage       326 units

Citadel                        05/83       Fee ownership subject   Residential Apartments
  El Paso, Texas                           to first mortgage       260 units

Citadel Village                12/82       Fee ownership subject   Residential Apartments
  Colorado Springs, Colorado               to first mortgage       122 units

Foothill Place                 08/85       Fee ownership subject   Residential Apartments
  Salt Lake City, Utah                     to first mortgage       450 units

Knollwood                      07/82       Fee ownership subject   Residential Apartments
  Nashville, Tennessee                     to first mortgage       326 units

Lake Forest                    04/84       Fee ownership subject   Residential Apartments
  Omaha, Nebraska                          to first mortgage       312 units

Nob Hill Villa                 04/83       Fee ownership subject   Residential Apartments
  Nashville, Tennessee                     to first mortgage       472 units

Overlook                       11/85       Fee ownership subject   Residential Apartments
  Memphis, Tennessee                       to first mortgage       252 units

Point West                     11/85       Fee ownership subject   Residential Apartments
  Charleston, South Carolina               to first mortgage       120 units

Post Ridge                     07/82       Fee ownership subject   Residential Apartments
  Nashville, Tennessee                     to first mortgage       150 units

Rivers Edge                    04/83       Fee ownership subject   Residential Apartments
  Auburn, Washington                       to first mortgage       120 units

South Port                     11/83       Fee ownership subject   Residential Apartments
  Tulsa, Oklahoma                          to first mortgage       240 units

Stratford Place                08/85       Fee ownership subject   Residential Apartments
  Austin, Texas                            to first mortgage       223 units

Village East                   12/82       Fee ownership subject   Residential Apartments
  Cimarron Hills, Colorado                 to first mortgage       137 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                                    Gross
                                  Carrying   Accumulated                        Federal
Property                            Value    Depreciation     Rate    Method   Tax Basis
The Apartments                     $ 8,338     $5,424       5-18 yr     S/L    $ 2,767
Arbour East                         11,877      9,126       5-18 yr     S/L      2,997
Briar Bay Racquet Club               7,635      5,855       5-18 yr     S/L      2,261
Chimney Hills                       10,408      8,822       5-18 yr     S/L      2,520
Citadel                              7,393      5,806       5-18 yr     S/L      1,488
Citadel Village                      3,761      3,258       5-18 yr     S/L      1,123
Foothill Place                      14,829      7,616       5-18 yr     S/L      8,505
Knollwood                           10,203      8,555       5-18 yr     S/L      2,025
Lake Forest                          8,682      5,133       5-18 yr     S/L      2,851
Nob Hill Villa                      12,109      9,775       5-18 yr     S/L      2,395
Overlook                             4,370      2,959       5-15 yr     S/L      1,876
Point West                           2,883      2,021       5-40 yr     S/L      1,503
Post Ridge                           4,096      3,430       5-18 yr     S/L        779
Rivers Edge                          3,178      2,344       5-18 yr     S/L        997
South Port                           7,812      5,524       5-18 yr     S/L      2,246
Stratford Place                      7,285      3,568       5-20 yr     S/L      2,902
Village East                         3,269      2,718       5-18 yr     S/L        545

    Totals                        $128,128    $91,934                          $39,780

See "Note A" in the Notes to Consolidated Financial Statements in "Item 8" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:

                                 Principal                                      Principal
                                 Balance At     Stated                           Balance
                                December 31,   Interest     Period    Maturity   Due At
Property                            1996         Rate      Amortized    Date    Maturity
(dollar amounts in thousands)
The Apartments                   $ 3,488        8.34%       7 years    9/00    $ 3,244
Arbour East Apartments             5,650        6.95%      10 years   12/05      5,650
Briar Bay Racquet Club             3,500        6.95%      10 years   12/05      3,500
Chimney Hills Apartments           5,400        6.95%      10 years   12/05      5,400
Citadel Apartments                 4,830        8.38%       7 years   10/00      4,488
Citadel Village Apartments         2,450        6.95%      10 years   12/05      2,450
Foothill Place Apartments         10,100        6.95%      10 years   12/05     10,100
Knollwood Apartments               6,780        6.95%      10 years   12/05      6,780
Lake Forest Apartments             4,700        7.33%       7 years   11/03      4,700
Nob Hill Villa Apartments          7,361        9.20%      10 years    4/05      6,250
Overlook Apartments                1,878       10.50%      25 years   12/98      1,817
Post Ridge Apartments              4,050        7.33%       7 years   11/03      4,050
Rivers Edge Apartments             2,036        8.40%       7 years    9/00      1,895
South Port Apartments              3,464       10.85%      15 years    7/01      3,167
Stratford Place Apartments         2,657        8.65%      25 years    9/00      2,478
Village East Apartments            2,150        6.95%      10 years   12/05      2,150

                                 $70,494                                       $68,119

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 1998 and 2005 bear interest at rates ranging from 6.95% to 10.85%.

Note Receivable on Sold Property:

                                                As of December 31, 1996
                                                               Underlying
                                                Note            Mortgage
Collateral Property                           Receivable           Debt
(in thousands)

Denbigh Village
Apartment complex - 138 units
Newport News, Virginia                      $    1,116         $   1,268


When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest bearing promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data," for further discussion of the Denbigh Village Apartments sale and the note receivable by the Partnership.

Denbigh Village Apartments secures two underlying mortgage notes. The balance of the first mortgage is approximately $542,000 at December 31, 1996, has a stated interest rate of 9.5% and matures in December 2002. The balance of the second mortgage is approximately $726,000, has a stated interest rate of 9.5% and matures in December of 1998.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:
                                      Average Annual          Average Annual
                                       Rental Rates             Occupancy
                                         Per Unit
                                     1996         1995       1996       1995
The Apartments                      $5,821       $5,639       92%        95%
Arbour East                          6,784        6,220       95%        97%
Briar Bay Racquet Club               8,207        8,055       97%        93%
Chimney Hill                         7,540        6,901       92%        96%
Citadel                              6,753        6,676       91%        92%
Citadel Village                      7,672        7,050       97%        98%
Foothill Place                       7,300        6,919       97%        98%
Knollwood                            7,194        6,649       97%        98%
Lake Forest                          6,073        5,662       94%        97%
Nob Hill Villa                       5,612        5,183       97%        98%
Overlook                             3,945        3,767       83%        88%
Point West                           5,121        5,046       90%        90%
Post Ridge                           8,689        8,143       96%        97%
Rivers Edge                          6,342        6,242       97%        93%
South Port                           5,333        5,282       96%        84%
Stratford Place                      6,494        6,321       92%        93%
Village East                         6,142        5,435       99%        99%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and office buildings in the areas in which they operate. The General Partner believes that all of the properties are adequately insured.

The average rental rate increases at Post Ridge Apartments, Knollwood, and Arbour East were due to rate increases able to be implemented due to the strength of the Nashville market throughout the year as leases were renewed. Rental rate increases also are responsible for the average rental rate increases at Village East Apartments, Citadel Village, and Chimney Hill.

The Briar Bay Racquet Club Apartments occupancy increase is attributable to increased resident retention efforts at the property. The decrease in occupancy for Chimney Hill is due to increased competition in the Atlanta market. Occupancy at Rivers Edge Apartments has increased due to the continued strength of the Seattle market. The increase in occupancy at South Port is attributable to an increased effort by property management to retain and attract tenants by slightly decreasing rents and a tightening of the apartment supply in the Tulsa market. Occupancy for the Overlook Apartments decreased due to increased competition in the Memphis market resulting from the renovation of surrounding properties in the area.


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

Real estate taxes and rates in 1996 for each property were:

                                             1996          1996
                                           Billing         Rate

The Apartments                             *$147          2.9%
Arbour East                                  105          3.5%
Briar Bay Racquet Club                       149          2.3%
Chimney Hill                                 128          3.3%
Citadel                                      164          2.8%
Citadel Village                               16          6.9%
Foothill Place                               163          1.5%
Knollwood                                    114          3.5%
Lake Forest                                 *202          2.9%
Nob Hill Villa                               127          4.5%
Overlook                                      63          3.2%
Point West                                    33         34.4%
Post Ridge                                    54          3.5%
Rivers Edge                                   56          1.5%
South Port                                    52         13.2%
Stratford Place                              125          2.4%
Village East                                  14          7.0%

* Represents an estimate for the 1996 taxes and rates. Actual billings have not been received as of the date of this filing.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS


(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)    Title of Class                          Number of Unitholders of Record

       Limited Partnership Units               14,317 as of December 31, 1996

(C) During 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $4,538,000 and approximately $71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $36,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $28 million at December 31, 1996. During 1995, the Partnership paid distributions attributable to cash flow from operations of approximately $921,000 to the Partners. No cash distributions were made to the Limited Partners during the year ended December 31, 1994. Also, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". Subsequent to December 31, 1996, the Partnership declared distributions to the Partners of approximately $550,000 attributable to cash flow from operations and approximately $903,000 representing a return of capital.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."

                                                Years Ended December 31,
Consolidated Statements      1996         1995         1994          1993        1992
of Operations
(in thousands,
except per unit data)
Revenues                  $  28,137     $  27,468     $ 27,905      $ 27,263    $ 26,272
Expenses                    (29,010)      (28,708)     (32,325)      (33,972)    (33,931)
Loss from operations           (873)       (1,240)      (4,420)       (6,709)     (7,659)

Gain on dispositions
    of  real estate              --            --        9,523            --         329

Reorganization expense           --            --           --          (368)       (261)
Gain on sale of investments      --            --           --            75          --
Income (loss) before
    extraordinary items        (873)       (1,240)       5,103        (7,002)     (7,591)
Extraordinary items           2,909            43        6,614          (272)      5,677

Net income (loss)         $   2,036     $  (1,197)    $ 11,717      $ (7,274)   $ (1,914)


Net income (loss) per weighted
    Limited Partnership Unit:

Loss from operations      $   (2.45)    $   (3.47)    $ (12.38)     $ (18.78)   $ (21.43)
Gain  on dispositions
    of  real estate              --            --        26.67            --         .92
Reorganization expense           --            --           --         (1.03)       (.73)
Gain on sale of securities
    available for sale           --            --           --           .21          --
Income (loss) before
    extraordinary items       (2.45)        (3.47)       14.29        (19.60)     (21.24)

Extraordinary items            8.15           .12        18.52          (.76)      15.89

Net income (loss)         $    5.70     $   (3.35)    $  32.81      $ (20.36)   $  (5.35)

Distributions per Limited
 Unit                     $   12.91     $    2.58     $     --      $     --    $     --

Limited Partnership Units
    outstanding             342,783       342,783      342,819       342,951     343,097

Consolidated Balance Sheets

Total assets              $  53,844     $  61,146     $ 56,812      $ 67,683    $ 75,387

Notes and interest payable$  72,233     $  76,336     $ 70,825     $ 92,525    $ 93,557


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

RESULTS OF OPERATIONS

The Partnership's loss from operations totaled approximately $873,000 for the year ended December 31, 1996, compared to losses from operations of approximately $1,240,000 and $4,420,000 for 1995 and 1994, respectively. The decreased loss from operations is due primarily to an increase in rental rates at all of the Partnership's properties and the foreclosure of the Metro Centre Office Building in 1996. The decreased loss from operations is also due to the foreclosure of the Greenbriar and Westwood Apartments and the sale of the Denbigh Woods Apartments during the third quarter of 1994. Unless future sales and/or foreclosures of properties occur, it is expected that the Partnership will continue to generate losses from operations, primarily because certain noncash items are included in expenses. Depreciation of the Partnership's real estate investments and amortization of loan costs, mortgage discounts, and lease commissions, the primary noncash expenses, totaled approximately $7.3 million for the year ended December 31, 1996, and approximately $7 million and $7.9 million for each of the years ended December 31, 1995 and 1994, respectively.

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

1996 Compared to 1995

Revenues:

Rental income increased for the year ended December 31, 1996, compared to the corresponding period ended December 31, 1995, due primarily to an increase in rental rates at all of the Partnership's properties, partially offset by a decrease in occupancy at several of the Partnership's properties. Interest and other income decreased for 1996 compared to 1995, due primarily to the receipt in 1995 of a tax refund for Chimney Hill for the years of 1992, 1993 and 1994, and due to the receipt of a non-recurring dividend on the Southmark Preferred Stock.

Expenses:

Property operations expenses increased for 1996 compared to 1995, due primarily to increased maintenance expenses incurred in efforts to increase the curb appeal of several of the Partnership's properties and increased concession expense in efforts to increase occupancy. Depreciation and amortization expense increased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due primarily to the addition of approximately $5 million in property improvements and replacements during 1996. Interest expense in 1996 decreased compared to 1995, due to the refinancing of seven of the Partnership's properties in December of 1995 and two properties in November of 1996 at lower interest rates, and due to the Point West Apartments' first-lien note being paid off as discussed below. Administrative expenses decreased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due to decreased legal, printing and postage costs associated with the Partnership's required responses to various tender offers as well as increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

Included in maintenance expense for the year ended December 31, 1996 is approximately $798,000 of major repairs and maintenance comprised primarily of major landscaping, exterior building improvements and parking lot repairs.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. As a result of the note payoff, the Partnership paid approximately $5,000 in prepayment penalties which resulted in an extraordinary loss on refinancing. Prior to November 1996, Lake Forest Apartments ("Lake Forest") secured a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") totalling approximately $4.1 million. In November 1996, the Partnership refinanced this mortgage note by obtaining a new mortgage note of approximately $4.7 million secured by Lake Forest. Under the terms of the refinancing agreement, the new mortgage note bears interest at 7.33% and matures in November 2003. As a result of the refinancing, the Partnership paid approximately $4,000 in prepayment penalties which resulted in an extraordinary loss on refinancing.

The Post Ridge Apartments ("Post Ridge") formerly secured a mortgage note totalling approximately $4.2 million, which was guaranteed by HUD. Operating cash flow from Post Ridge did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge. From 1991 through March of 1995, the Partnership remitted excess cash flow from the properties' operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4.2 million which was secured by Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4.1 million mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4.1 million collateralized by Post Ridge. Under the terms of the agreement this mortgage note bears interest at 7.33% and matures in November 2003.

Approximately $2.5 million of non-recourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments and since 1985, the property made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given existing economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996, resulting in an extraordinary gain on foreclosure of approximately $2,999,000 to the Partnership.

1995 Compared to 1994

Revenues:

Rental income decreased for the year ended December 31, 1995, compared to the corresponding period ended December 31, 1994, due primarily to the sale and foreclosures noted in the Results of Operations section above. The rental income decreases were partially offset by increased occupancy at the Briar Bay Racquet Club Apartments and rental increases at several of the Partnership's apartment properties for the year ended December 31, 1995. Interest and other income increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to higher cash balances being available for investment in 1995 and the $185,000 casualty gain discussed below. Also, dividends of $61,000 were received on the Partnership's investment in Southmark preferred stock during the year ended December 31, 1995, compared to $36,000 during the year ended December 31, 1994, and interest income of $97,000 was recognized in 1995 on the Denbigh Woods note receivable compared to $36,000 in 1994.

In December of 1995, a fire occurred at the Overlook Apartments resulting in four units being destroyed and eight units incurring smoke and water damage.
The total insurance proceeds received were approximately $260,000. These proceeds exceeded the total costs of replacing the units destroyed, resulting in a casualty gain of $106,000. In 1995, the Partnership also received insurance proceeds of $60,000 and $15,000 resulting from hail damage sustained in 1994 at the Citadel Village and Village East Apartments, respectively. In addition, the Partnership received an additional $4,000 insurance settlement from a fire at the Point West Apartments which occurred in 1991. These four events resulted in a total casualty gain of $185,000 in 1995.

Expenses:

Property operations, depreciation and amortization and interest expense decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due primarily to the disposition of Greenbriar, Westwood and Denbigh Woods Apartments in the third quarter of 1994. Administrative expenses increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased legal, printing and postage costs associated with the Partnership's required responses to various tender offers as well as increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas and Greenville offices amount to $306,000 and $282,000, respectively, during the year ended December 31, 1995.

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

The extraordinary net gain from refinancing of $43,000 is the net of the following two items:

A $250,000 gain on refinancing was realized during 1995, due to the refinancing of Nob Hill Villa Apartments. Through this refinancing, a new $7.5 million mortgage note which bears interest at 9.2% and matures in April 2005, was obtained. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage resulting in an extraordinary gain on refinancing (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8").

A $207,000 extraordinary loss on refinancing was realized during 1995, due to the write-off of unamortized loan costs and prepayment penalties paid on seven refinanced properties (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8").

In 1995, the Partnership recognized a $200,000 loss on the write-down of the carrying value of Metro Centre to its estimated net realizable value, due to the decline in the Southern California Market.


LIQUIDITY AND CAPITAL RESOURCES

A detailed discussion of the General Partner's current operating plan is described in "Item 1 - Description of Business".


1996 Compared to 1995

At December 31, 1996, the Partnership held unrestricted cash and cash equivalents of approximately $9.2 million compared to approximately $10.9 million at December 31, 1995. Net cash provided by operating activities increased primarily due to increased rental revenues, the receipt of an insurance refund of approximately $124,000, an escrow receipt in 1996 from the refinancing of the Knollwood Apartments debt in December of 1995, and the collection of insurance proceeds resulting from the fire at the Overlook Apartments in 1995, as discussed above. These items were partially offset by a decrease in accounts payable due to the timing of accounts payable payments.
Net cash used in investing activities increased as the result of increased property improvements and replacements, partially offset by increased receipts from restricted escrows. Net cash used in financing activities increased due to significantly increased distributions to partners in 1996, as well as decreased proceeds from long-term borrowings.

1995 Compared to 1994

As of December 31, 1995, the Partnership held unrestricted cash and cash equivalents of approximately $10.9 million compared to approximately $4.3
million at December 31, 1994.   Net cash provided by operating activities
increased primarily due to the absence of negative cash flows from the properties disposed of in 1994, and an increase in accounts payable and accrued expenses at the remaining properties. Net cash used in investing activities increased primarily due to increased restricted escrow deposits and increased property improvements and replacements. Net cash provided by financing activities increased as a result of the refinancing of eight of the Partnership's properties (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8"), partially offset by $921,000 of distributions to partners in 1995.

Capital Resources

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. Cash distributions of approximately $4,645,000 and $921,000 were declared and paid during the years ended December 31, 1996 and 1995, respectively.

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

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million. During 1996, the Metro Centre Office Building was foreclosed on by the lender. Accordingly, the replacement reserve requirement at the remaining residential properties is approximately $2.1 million. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $10.4 million at December 31, 1996, exceeded the Partnership's
reserve requirements of approximately   $2.1 million.


Debt Maturities in 1995

Approximately $14.3 million of non-recourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments matured in 1994. The Partnership exercised its option to extend the debt maturities until September 1995, by paying a 1% loan extension fee of $143,000 to the current lender as provided for in the loan agreement. In September 1995, the Partnership signed an extension agreement extending the maturity date of the notes to June 1997. These properties and five of the Partnership's other properties were refinanced in December of 1995 (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8").

Prior to March 1995, the Nob Hill Villa Apartments secured two non-recourse mortgage notes totaling approximately $5.8 million. One of the notes, a $3.8 million first lien mortgage, was scheduled to mature in November 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7.5 million secured by Nob Hill Villa. Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.2% and matures in April 2005.

Sale and Disposition of Real Estate

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap note receivable and received net sales proceeds of approximately $900,000. The wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest totaling $11,814 and matures in March 1996. The Partnership has negotiated with the purchaser to extend the wrap note until April 1997. The Partnership remains obligated under two underlying first-liens totaling approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract the Partnership received from the purchaser, a capital improvement escrow totaling $150,000. Upon completion of certain repairs and capital improvements at the property, the Partnership will reimburse the purchaser from the escrow account. At December 31, 1996, the Partnership held a reserve balance of approximately $44,000. The Partnership recognized a gain of $884,000 on this sale during 1994.

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

Subsequent Event

Subsequent to December 31, 1996, the Partnership declared distributions to the partners of approximately $550,000 attributable to cash flow from operations and approximately $903,000 representing a return of capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS


        Reports of Independent Auditors

        Consolidated Balance Sheets - December 31, 1996 and 1995

        Consolidated Statements of Operations - Years ended December 31, 1996,
           1995 and 1994

        Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows - Years ended December 31, 1996,
           1995 and 1994

        Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 3, 1997







                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Consolidated Capital Properties IV:


We have audited the accompanying consolidated statements of operations, partners deficit, and cash flows of Consolidated Capital Properties IV (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' deficit, and cash flows of Consolidated Capital Properties IV for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                     /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995

                         CONSOLIDATED CAPITAL PROPERTIES IV

                            CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)




                                                    Years Ended December 31,
                                                      1996            1995
Assets
  Cash and cash equivalents:
    Unrestricted                                    $  9,239        $ 10,865
    Restricted-tenant security deposits                  648             665
  Investments                                            515           2,637
  Prepaid expenses and other assets                    6,124           6,900
  Note and interest receivable                         1,124           1,155
  Investment properties:
    Land                                              12,491          12,868
    Buildings and related personal property          115,637         112,350
                                                     128,128         125,218
    Less accumulated depreciation                    (91,934)        (86,294)
                                                      36,194          38,924

                                                    $ 53,844        $ 61,146

Liabilities and Partners' Deficit

Liabilities
  Accounts payable and accrued expenses             $  2,853        $  3,443
  Notes and interest payable                          72,233          76,336
                                                      75,086          79,779
Partners' Deficit
 General partners                                     (6,089)         (5,951)
 Limited partners (342,783 units outstanding in
    (1996 and 1995, respectively)                    (15,153)        (12,682)
                                                     (21,242)        (18,633)

                                                    $ 53,844        $ 61,146

            See Accompanying Notes to Consolidated Financial Statements


                         CONSOLIDATED CAPITAL PROPERTIES IV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)

                                                   Years Ended December 31,
                                                 1996          1995         1994
Revenues:
   Rental income                               $27,413       $26,354      $27,087
   Interest and other income                       724         1,114          818
     Total revenues                             28,137        27,468       27,905

Expenses:
   Property operations                          14,593        13,805       16,092
   Depreciation and amortization                 7,048         6,673        7,328
   Interest                                      6,052         6,544        8,025
   Administrative                                1,317         1,486          880
   Write down of investment property                --           200           --
     Total expenses                             29,010        28,708       32,325

    Loss from operations                          (873)       (1,240)      (4,420)
    Gain on disposition of real estate              --            --        9,523
    Income (loss) before extraordinary
       items                                      (873)      (1,240)        5,103
   Extraordinary (losses) gains, net from
       refinancing of debt                         (90)           43           --
   Extraordinary gains from extinguishment
       of debt                                      --            --        6,614
   Extraordinary gain on foreclosure             2,999            --           --
   Net income (loss)                           $ 2,036       $(1,197)     $11,717

Net income (loss) per weighted average
   limited partnership unit:
   Income (loss) before extraordinary
     items                                     $ (2.45)      $ (3.47)     $ 14.29
   Extraordinary items                            8.15           .12        18.52

   Net income(loss) per weighted average
      limited partnership unit                 $  5.70       $ (3.35)     $ 32.81

          See Accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                            (in thousands, except unit data)

                                     Limited                                Total
                                  Partnership    General      Limited      Partners'
                                      Units      Partner     Partners      (Deficit)
Original capital contributions       343,106      $     1     $171,553      $171,554

Partners' deficit
 at December 31, 1993                342,839      $(6,335)    $(21,897)     $(28,232)

Abandonment of limited
 partnership units                       (56)          --           --            --

Net income for the year ended
 December 31, 1994                        --          469       11,248        11,717

Partners' deficit
 at December 31, 1994                342,783       (5,866)     (10,649)      (16,515)

Net loss for the year ended
  December 31, 1995                       --          (48)      (1,149)       (1,197)

Distributions paid                        --          (37)        (884)         (921)

Partners' deficit at December
 31, 1995                            342,783       (5,951)     (12,682)      (18,633)

Net income for the year ended
  December 31, 1996                       --           81        1,955         2,036

Distributions paid                        --         (219)      (4,426)       (4,645)

Partners' deficit at December
  31, 1996                           342,783      $(6,089)    $(15,153)     $(21,242)

              See Accompanying Notes to Consolidated Financial Statements

                             CONSOLIDATED CAPITAL PROPERTIES IV

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                              Years Ended December 31,
                                                            1996        1995       1994
Cash flows from operating activities:
  Net income (loss)                                      $  2,036    $ (1,197)   $11,717

  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization of loan
      costs, mortgage discounts and lease commissions       7,327       6,952      7,920
    Loss (gain) on disposition of investment property         101          --     (9,523)
    Write down of investment property                          --         200         --
    Casualty gains                                             --        (185)        --
    Extraordinary losses (gains) on refinancing                90         (43)        --
    Extraordinary gains from extinguishment of debt            --          --     (6,614)
    Extraordinary gains on foreclosure                     (2,999)         --         --
    Southmark stock receipt                                    --          --        (23)
    Change in accounts:
      Restricted cash                                           5        (327)       147
      Interest on note receivable                              (8)         --         --
      Prepaid expenses and other assets                       757        (561)      (196)
      Interest payable                                          6          85         --
      Accounts payable and accrued expenses                  (505)        941        (93)

         Net cash provided by operating activities          6,810       5,865      3,335

Cash flows from investing activities:
  Property improvements and replacements                   (4,945)     (3,325)    (1,708)
  Purchase of investments                                      --      (7,176)    (1,705)
  Proceeds from sale of investments                         2,122       8,882        250
  Proceeds from sale of real estate                            --          --        881
  Receipt of capital improvement escrow on sold real
    estate                                                     --          --        150
  Collections on notes receivable                              39          33         11
  Deposits to restricted escrows                           (2,403)     (2,323)        --
  Receipts from restricted escrows                          2,259       1,138         --
  Net insurance proceeds from casualty gain                    --         185         --

         Net cash used in investing activities             (2,928)     (2,586)    (2,121)

Cash flows from financing activities:
  Payments on notes payable                                 (497)        (749)      (783)
  Repayment of notes payable                             (12,878)     (37,106)        --
  Proceeds from long-term borrowings                      12,800       43,530         --
  Prepayment penalties                                        (9)        (179)        --
  Loan costs paid                                           (279)      (1,325)        --
  Distributions to Partners                               (4,645)        (921)        --

         Net cash (used in) provided by
            financing activities                          (5,508)       3,250       (783)

Net (decrease) increase in cash and cash equivalents      (1,626)       6,529        431

Cash and cash equivalents at beginning of year            10,865        4,336      3,905

Cash and cash equivalents at end of year                 $ 9,239      $10,865    $ 4,336

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $5,750,000, $6,154,000 and $6,651,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Foreclosure

In February of 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below (in thousands).



                                                                  1996

Tenant security deposits remitted to the lender                 $    (12)
Prepaid expenses and other assets                                     (5)
Buildings and personal property                                   (1,605)
Accumulated depreciation                                           1,079
Accounts payable and accrued expenses                                 24
Interest payable                                                   1,021
Notes payable                                                      2,497
Extraordinary gain on foreclosure of investment property          (2,999)


The net book amount of the property approximated its fair value at the date of foreclosure.
                See Accompanying Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to acquire and operate commercial and residential properties. Partnership operations commenced February 16, 1982, the date on which impound requirements were met. As of December 31, 1996, the Partnership operates 17 residential properties located in or near major urban areas in the United States.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity.
In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. At December 31, 1996, Insignia and Affiliates own a total of 65,651 Units of the Partnership.

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

The Partnership's consolidated financial statements include the accounts of certain majority-owned limited partnerships and the Partnership's majority interest in a joint venture partnership. All intercompany transactions have been eliminated.

Cash and Cash Equivalents:

Unrestricted Cash

Unrestricted cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposits with original maturities of less than ninety days.

See "Notes C and I" for supplemental information with respect to noncash investing and financing activity.

Restricted cash - tenant security deposits

The Partnership requires security deposits from new lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged its space and is current on its rental payments.

Restricted assets

The Partnership maintained cash related to its U.S. Housing and Urban Development ("HUD") property in unrestricted cash of approximately $801,000 at December 31, 1995. Due to refinancing activities in 1996, as discussed in "Note C", there are no remaining properties secured by HUD loans at December 31, 1996. The Partnership maintained the following restricted cash balances in Prepaid expenses and other assets (amounts in thousands):

                                                  As of December 31,
                                                 1996              1995

Tax and Insurance Escrows                       $1,017           $1,235
Repair and Maintenance Escrows                   2,910            2,766


Investments in Real Estate

Prior to 1996, investment properties were generally stated at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. During 1996, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of the adoption was not material.

Depreciation

Buildings, improvements and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 4 to 40 years.

Investments

In 1994, the Partnership adopted "Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair values approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments mature as follows (dollar amounts in thousands):


  Description                     Cost          Maturity

  U.S. Treasury Notes              492          January 1997
  Equity Securities                 23           N/A
                                 $ 515


Investments at December 31, 1995, consisted of approximately $2,614,000 in U.S. Treasury Notes and approximately $23,000 in Equity Securities.


Rental Income

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership owned one commercial office building (Metro Centre Office Building) which was foreclosed upon in 1996 (See "Note C").

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

The tax basis of the Partnership's assets and liabilities is approximately $27.6 million greater than the assets and liabilities as reported in the financial statements at December 31, 1996.

Fair Value

In 1995, the Partnership implemented "Statements of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis based on estimated borrowing rates currently available to the Partnership.



Allocation of Net Income and Net Loss

The Partnership Agreement provides for net losses and distributions of distributable cash from operations to be allocated, generally 96% to the Limited Partners and 4% to the general partner (inclusive of the special limited partners).


Net Income (Loss) Per Weighted Average Limited Partnership Unit

Net income (loss) per weighted average Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 342,783 for the years ended December 31, 1996 and 1995, respectively, and 342,819 for the year ended December 31, 1994.

Reclassifications

Certain reclassifications have been made to the 1995 and 1994 information to conform to the 1996 presentation.

Advertising Costs

Advertising costs of approximately $375,000, $321,000, and $375,000 in 1996, 1995 and 1994, respectively, are charged to expenses as incurred and are included in operating expenses.

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

The Partnership has paid the property management fees noted below based on collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. During 1994, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, provided day-to-day property management responsibilities for six of the Partnership's properties. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for fifteen of the Partnership's eighteen properties. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. On February 7, 1996, the Metro Centre Office Building was foreclosed upon by the lender and affiliates of Insignia ceased to manage the property. South Port Apartments is currently managed by an unaffiliated management company.

Property management fees of approximately $1,316,000 and $1,223,000 were paid to affiliates of the General Partner for the years ended December 31, 1996, and 1995, respectively. Fees paid to PSI and Coventry for the year ended December 31, 1994, were approximately $570,000. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $392,000 and $80,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the years ended December 31, 1996 and 1995, respectively. No such fees were paid or accrued in 1994. These fees are included in administration expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $605,000 and $645,000 were paid to the General Partner and affiliates for the years ended December 31, 1996, and 1995, respectively. These reimbursements are primarily included in administrative expenses. The General Partner and its affiliates, which includes Coventry for the year ended December 31, 1994, received approximately $505,000 of expense reimbursements.

Included in reimbursements for services of affiliates is approximately $32,000 and $11,000 for 1996 and 1995, respectively, related to construction oversight costs incurred in conjunction with capital improvements at several of the Partnership's properties.

During the year ended December 31, 1995, the Partnership incurred approximately $42,000 of expense reimbursements to an affiliate of the General Partner related to evaluating the feasibility of refinancing the debt on several of the Partnership's investment properties. The Partnership has also paid this affiliate approximately $22,000 and $123,000 in 1996 and 1995, respectively, for loan costs which were capitalized and included in "Prepaid expenses and other assets" on the Consolidated Balance Sheet. These loan costs related to the refinancing of two of the Partnership's properties in 1996 and eight properties in 1995 (See "Note C").

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

NOTE C - NOTES AND INTEREST PAYABLE AND RECEIVABLE

Notes Payable

                                 Principal                                     Principal
                                 Balance At     Stated                          Balance
                                December 31,   Interest     Period    Maturity   Due At
Property                            1996         Rate     Amortized     Date   Maturity
  (dollar amounts in thousands)
  The Apartments                  $ 3,488       8.34%       7 years     9/00    $ 3,244
  Arbour East Apartments            5,650       6.95%      10 years    12/05      5,650
  Briar Bay Racquet Club            3,500       6.95%      10 years    12/05      3,500
  Chimney Hills Apartments          5,400       6.95%      10 years    12/05      5,400
  Citadel Apartments                4,830       8.38%       7 years    10/00      4,488
  Citadel Village Apartments        2,450       6.95%      10 years    12/05      2,450
  Foothill Place Apartments        10,100       6.95%      10 years    12/05     10,100
  Knollwood Apartments              6,780       6.95%      10 years    12/05      6,780
  Lake Forest Apartments            4,700       7.33%       7 years    11/03      4,700
  Nob Hill Villa Apartments         7,361       9.20%      10 years     4/05      6,250
  Overlook Apartments               1,878      10.50%      25 years    12/98      1,817
  Post Ridge Apartments             4,050       7.33%       7 years    11/03      4,050
  Rivers Edge Apartments            2,036       8.40%       7 years     9/00      1,895
  South Port Apartments             3,464      10.85%      15 years     7/01      3,167
  Stratford Place Apartments        2,657       8.65%      25 years     9/00      2,478
  Village East Apartments           2,150       6.95%      10 years    12/05      2,150

                                  $70,494                                       $68,119

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 1998 and 2005 and bear interest at rates ranging from 6.95% to 10.85%.

The estimated fair value of the Partnership's aggregate debt is approximately $72.5 million. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

Summary of Maturities Subsequent to December 31, 1996

Future annual principal payments required under the terms of mortgage notes payable are as follows (amounts in thousands):


         Years Ended December 31,
            1997                                       $   415
            1998                                         2,974
            1999                                           449
            2000                                        12,509
            2001                                         3,356
            Thereafter                                  52,060
            Total                                      $71,763(a)


(a) This table includes the underlying mortgage debt related to the Denbigh Village Apartments as discussed below.

Approximately $2.5 million of non-recourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments and, since 1985, the property had made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given existing economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996, resulting in an extraordinary gain on foreclosure of approximately $2,999,000 to the Partnership.

In March of 1995, the Partnership refinanced two non-recourse mortgage notes totalling approximately $5.8 million which were secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new $7.5 million mortgage note bears interest at 9.2% and matures in April 2005. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing.

Total capitalized loan costs incurred in 1995 for the refinancing totaled approximately $304,000 and are being amortized over the life of the loan.

Restricted Escrows required under the Nob Hill Villa refinancing are as follows:

  CAPITAL IMPROVEMENT RESERVES - At the time of the refinancing of the mortgage note payable, $219,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1996, the escrow balance is approximately $29,000.

In December of 1995, the Partnership refinanced approximately $31.5 million of mortgage indebtedness which encumbers the Arbour East, Briar Bay, Chimney Hills, Citadel Village, Foothill Place, Knollwood and Village East Apartments. As a result of the refinancings, the Partnership paid approximately $179,000 in prepayment penalties and wrote-off approximately $28,000 in unamortized loan costs. As a result, the Partnership recorded an extraordinary loss from the refinancing of approximately $207,000. The new mortgage indebtedness of $36,030,000 carries a stated interest rate of 6.95%, with interest-only payments and a balloon payment due December 1, 2005.

Total capitalized loan costs incurred in December 1995, for the seven refinancings totaled approximately $1,002,000 and are being amortized over the life of the respective loans.

Restricted Escrows required under the December 1995, refinancings are as follows:

  CAPITAL IMPROVEMENT RESERVES - At the time of the refinancings of the mortgage notes payable, $1,047,000 of the proceeds were designated for "Capital
Improvement Escrows" for certain        capital improvements.  At December 31,

1996, the balance of these reserves is approximately $479,000. In 1996, an additional $97,500 was designated for "Capital Improvement Escrows" for Knollwood.

  REPLACEMENT RESERVE ACCOUNT - In addition to the Capital Improvement
Reserves, Replacement Reserve Accounts of $507,000, which ranged from $191 to $325 per unit, were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 1996, the balance of these reserves is approximately $855,000.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. As a result of the note payoff, the Partnership paid approximately $5,000 in prepayment penalties which resulted in an extraordinary loss on refinancing.

Prior to November 1996, Lake Forest Apartments ("Lake Forest") secured a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") totalling approximately $4.1 million. In November 1996, the Partnership refinanced this mortgage note by obtaining a new mortgage note of approximately $4.7 million secured by Lake Forest. Under the terms of the refinancing agreement, the new mortgage note bears interest at 7.33% and matures in November 2003. As a result of the refinancing, the Partnership paid approximately $4,000 in prepayment penalties which resulted in an extraordinary loss on refinancing. Total capitalized loan costs incurred in 1996 for Lake Forest totaled approximately $133,000 and are being amortized over the life of the loan.

Restricted escrows established at the Lake Forest refinancing are as follows:

  CAPITAL IMPROVEMENT RESERVES - At the time of the refinancing of the mortgage note payable, $555,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements.

The Post Ridge Apartments ("Post Ridge") formerly secured a mortgage note totalling approximately $4.2 million, which was guaranteed by HUD. Operating cash flow from Post Ridge did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge. From 1991 through March of 1995, the Partnership remitted excess cash flow from the properties' operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4.2 million which was secured by Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4.1 million mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write-off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4.1 million collateralized by Post Ridge. Under the terms of the agreement this mortgage note bears interest at 7.33% and matures in November 2003. Total capitalized loan costs incurred in 1996 for Post Ridge totaled approximately $122,000 and are being amortized over the life of the loan.

Restricted escrows established at the Post Ridge refinancing are as follows:

  CAPITAL IMPROVEMENT RESERVES - At the time of the refinancing, approximately $384,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements.


Note Receivable on Sold Property:


                                                As of December 31, 1996
                                                               Underlying
                                                 Note           Mortgage
Collateral Property                           Receivable          Debt
(in thousands)

Denbigh Village
Apartment complex - 138 units
Newport News, Virginia                       $    1,116        $   1,268


When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The estimated value of the note receivable approximates its carrying value.

Denbigh Village Apartments secures two underlying mortgage notes. The balance of the first mortgage is approximately $542,000 at December 31, 1996, has a stated interest rate of 9.5% and matures in December 2002. The balance of the second mortgage is approximately $726,000, has a stated interest rate of 9.5% and matures in December of 1998.

The estimated fair value of the Partnership's underlying mortgage debt secured by the Denbigh Village Apartments is approximately $1.4 million. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.


NOTE D - CHAPTER 11 PROCEEDING

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

The 1994 results of operations for Greenbriar Associates are summarized in the following table (in thousands):


                                               For the Period
                                               From January 1 to
                                                July 15, 1994

            Rental revenues                      $  1,322

            Costs and expenses:
               Property operations                  1,278
               Depreciation                           364
               Interest                               538
            Total costs and expenses                2,180

            Net loss                              $  (858)


NOTE E - COMMITMENTS

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million. During 1996, the Metro Centre Office Building was foreclosed on by the lender. Accordingly, the replacement reserve requirement at the remaining residential properties was reduced to approximately $2.1 million. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $10.4 million at December 31, 1996, exceeded the Partnership's reserve requirements of approximately $2.1 million.



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

In July 1994, the Partnership was able to recover approximately $199,000, representing the refund of a repair escrow relating to a property that was previously sold. The recovery has been recorded as other income in the accompanying statement of operations.


NOTE G - ABANDONED LIMITED PARTNERSHIP UNITS

For the year ended December 31, 1994, the number of Limited Partnership Units decreased by 56 units, due to limited partners abandoning their units. In abandoning Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The net loss per weighted average Limited Partnership Unit in the accompanying Statements of Operations is calculated based on weighted average Units outstanding during the period.



NOTE H - SALE OF REAL ESTATE

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1.2 million wrap-note receivable and received net sales proceeds of $881,000. The wrap-note receivable accrued interest at an annual rate of 9%, required monthly payments of principal and interest totalling $11,814, and matured in March 1996. The Partnership negotiated with the purchaser to extend the note, at the same interest rate, until April 1997. Since the wrap-around promissory note is subordinate and inferior to the first-lien mortgages, the Partnership remains obligated under two underlying first-lien mortgages totalling approximately $1.3 million which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a capital improvement escrow totalling $150,000. Upon completion of certain repairs and capital improvements at the property, the Partnership will reimburse the purchaser from the escrow account. At December 31, 1996, the remaining capital improvement escrow held by the partnership was approximately $44,000. The Partnership recognized a gain of $884,000 on the sale during the third quarter of 1994. The sales transaction is summarized in the following table (in thousands):

                                                     1994
Sales Value:
   Cash proceeds received                           $   881
   Wrap-note receivable                               1,200
      Total sales value                               2,081
Cost of sales:
   Net real estate (a)                               (1,188)
   Other liabilities, net of other assets                (9)
   Total costs of sales                              (1,197)
   Gain on sale of real estate                      $   884

(a)Real estate at cost, net of accumulated depreciation of approximately $1.7 million.

The holder of the underlying first-lien mortgages did not pre-approve the sale and, as a result, since the sale in 1994 the Partnership has been in technical default on the two first-lien mortgages. Although the holder of the mortgages has the right to accelerate the notes at any time, no such intentions have been indicated by the holder of the mortgages.

NOTE I - DISPOSITION OF REAL ESTATE

In February 1996, Metro Centre Office   Building was foreclosed upon by the

lender. The 1996, 1995 and 1994 results of operations for Metro Centre Office Building are summarized in the following table (in thousands):


                                   For the Period
                                 From January 1 to
                                  February 7, 1996         1995         1994
                                                      (in thousands)
Revenues                               $   22            $  294       $  308
(Loss) from continuing operations          (9)             (160)        (372)
Net income (loss)                       2,991              (160)        (372)
Income (loss) per limited
  Partnership Unit                     $ 8.38            $(0.46)      $(1.04)


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

   The transactions are summarized as follows (in thousands):


                                                                 1994

            Net real estate (a)                                $(5,866)
            Other assets, net of other liabilities                 455
                                                                (5,411)

            Debt discharged (b)                                 20,664
            Net gain on foreclosure                             15,253

            Gain on disposition of real estate (c)             $ 8,639
            Extraordinary gain on extinguishment of
                 debt (d)                                        6,614

            Net gain on foreclosure                            $15,253

(a)Real estate, at cost, net of accumulated depreciation of approximately $14.9 million.
(b)Amount includes accrued interest.
(c)The gain on disposition of real estate represents the difference between the carrying value of the real estate and the estimated fair value of the property at disposition. The gain is included in "Gain on disposition of real estate" in the accompanying consolidated statements of operations.
(d)The gain on extinguishment of debt represents the difference between the estimated fair value of the property at foreclosure and the amount of debt, including accrued interest, extinguished. The gain is reflected as an extraordinary item in the accompanying consolidated statements of operations.


NOTE J - DISTRIBUTIONS

In March 1996, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $3,617,000 and approximately $71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $36,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships. In September 1996, the General Partner declared and paid distributions attributable to cash flow from operations totalling approximately $921,000.


NOTE K - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(amounts in thousands)

                                               Initial Cost
                                               To Partnership
                                                                  Cost
                                                Buildings      Capitalized
                                               and Related    (Written-Down)
                                                Personal      Subsequent to
Description            Encumbrances    Land     Property        Acquisition

Knollwood                $ 6,780     $   345      $ 7,065          $ 2,793
Chimney Hills              5,400         659        7,188            2,561
Briar Bay Racquet Club     3,500       1,084        5,271            1,280
Citadel Village            2,450         337        3,334               90
Village East               2,150         184        2,236              849
Rivers Edge                2,036         512        2,160              506
Nob Hill Villa             7,361         490        8,922            2,697
Citadel                    4,830         695        5,619            1,079
Post Ridge                 4,050         143        2,498            1,455
Arbour East                5,650         547        8,574            2,756
South Port                 3,464       1,175        6,496              141
The Apartments             3,488         438        6,218            1,682
Lake Forest                4,700         692        5,811            2,179
Foothill Place            10,100       3,492        9,435            1,902
Stratford Place            2,657       1,186        4,628            1,471
Overlook                   1,878         397        3,573              400
Point West                    --         285        2,919             (321)

       Totals            $70,494     $12,661      $91,947          $23,520

                        Gross Amount At Which Carried
                             At December 31, 1996
                                Buildings
                                   And
                                 Related
                                 Personal         Accumulated      Date of       Date    Depreciable
  Description              Land  Property   Total Depreciation   Construction  Acquired   Life-Years
Knollwood              $   345    $ 9,858  $10,203    $8,555       1972          7/82      5-18
Chimney Hills              659      9,749   10,408     8,822       1973          8/82      5-18
Briar Bay Racquet Club   1,084      6,551    7,635     5,855       1975          9/82      5-18
Citadel Village            337      3,424    3,761     3,258       1974         12/82      5-18
Village East               184      3,085    3,269     2,718       1973         12/82      5-18
Rivers Edge                512      2,666    3,178     2,344       1976          4/83      5-18
Nob Hill Villa             490     11,619   12,109     9,775       1971          4/83      5-18
Citadel                    695      6,698    7,393     5,806       1973          5/83      5-18
Post Ridge                 143      3,953    4,096     3,430       1972          7/82      5-18
Arbour East                547     11,330   11,877     9,126       1973          9/83      5-18
South Port               1,175      6,637    7,812     5,524        --          11/83      5-18
The Apartments             438      7,900    8,338     5,424       1973          4/84      5-18
Lake Forest                692      7,990    8,682     5,133       1971          4/84      5-18
Foothill Place           3,402     11,427   14,829     7,616       1973          8/85      5-18
Stratford Place          1,186      6,099    7,285     3,568       1975          8/85      5-20
Overlook                   397      3,973    4,370     2,959       1970         11/85      5-15
Point West                 205      2,678    2,883     2,021       1973         11/85      5-40
    Totals             $12,491   $115,637 $128,128   $91,934

Reconciliation of "Investment Properties and Accumulated Depreciation (in thousands):

                                               For the Years Ended December 31,
                                                 1996          1995         1994
Investment Properties
Balance at beginning of year                  $125,218        $122,218    $144,854
   Additions                                     4,945           3,325       1,708
   Dispositions through sale                        --              --      (3,533)
   Dispositions through foreclosures            (1,605)             --     (20,811)
   Property disposals                             (430)           (325)         --
Balance at End of Year                        $128,128        $125,218    $122,218

Accumulated Depreciation
Balance at beginning of year                  $ 86,294        $ 79,720    $ 89,681
   Depreciation of real estate                   7,048           6,667       7,328
   Accumulated depreciation on real
      estate sold                                   --              --      (2,345)
   Accumulated depreciation on real
   estate foreclosed                            (1,079)             --     (14,944)
   Accumulated depreciation on
   property disposals                             (329)            (93)         --
Balance at end of year                        $ 91,934        $ 86,294    $ 79,720

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $146,091,000 and $145,189,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $106,311,000 and $101,945,000, respectively.


NOTE L - SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Partnership declared distributions to the partners of approximately $550,000 attributable to cash flow from operations and approximately $903,000 representing a return of capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
REGISTRANT


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are set forth below.

      Name                          Age         Position

      William H. Jarrard, Jr.       50          President

      Ronald Uretta                 41          Vice President/Treasurer

      Martha L. Long                37          Controller

      John K. Lines, Esq.           37          Vice President/Secretary

      Kelley M. Buechler            39          Assistant Secretary



 William H. Jarrard, Jr. has been President of CEI since December 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

 Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1994. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

 Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

 John K. Lines, Esq. has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

 Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

 CEI is the general partner of the Partnership and 15 other Affiliated Partner-ships as of December 31, 1996.

 No family relationship exists between any of the directors and officers of CEI.

 Market Ventures, L.L.C. ("Ventures"), Liquidity Assistance, L.L.C. ("Liquidity") and Insignia CCP IV Acquisition L.L.C. ("Acquisition") delinquently reported 31 transactions (17, 5 and 9 transactions, respectively) as of December 31, 1996 on a Form 5 filed in January 1997, with respect to the entities' purchases of Units of Limited Partner Interest of the Partnership. Each of Insignia Financial Group, Inc., Insignia Commercial Group, Inc. and Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of their status as affiliates of Ventures, Liquidity and Acquisition, through which they may be deemed to be beneficial owners of the securities owned by such entities.

 ITEM 11.   EXECUTIVE COMPENSATION

 No direct compensation was paid or payable by the Partnership to directors or officers for the years ended December 31, 1996 or 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the years ended December 31, 1996 or 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

 See "Item 8" - Financial Statements and Supplementary Data, "Note B" - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.



 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 (a)  Security Ownership of Certain Beneficial Owners

      Except as provided below, as of March 1997, no person or group was known to CEI to own of record or beneficially own more than five percent of the Units of the Partnership:

                                                     Number of      Percent
      Group and Address                                 Units       Of Total

      Insignia affiliates                            65,816.50       19.20%
      One Insignia Financial Plaza
      Greenville, SC 29602


      The units above are held by Insignia Properties, L.P. who holds 65,755.50 units (19.18% of outstanding units) and other affiliated entities who hold nominal amounts of units.

      As of March 1997, no other person was known to CEI to own of record or beneficially own more than 5 percent (5%) of the Units of the Partnership.

(b)   Beneficial Owners of Management

      Except as provided below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of March 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                            Number of      Percent
      Name and Address                      CEI Shares     Of Total

      GII Realty, Inc.                       100,000         100%
      One Insignia Financial Plaza
      Greenville, SC 29602

      GII Realty, Inc. is owned by an affiliate of Insignia.  (See "Item 1")


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

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services for each of the three years in the period ended December 31, 1996. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues has been paid to the management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations. During 1994, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, provided day-to-day property management responsibilities for six of the Partnership's properties. In late December 1994, an affiliate of Insignia assumed day-to-day property management responsibilities for fifteen of the Partnerships' eighteen properties. On February 15, 1995, an affiliate of Insignia assumed day to day property management responsibilities for Lake Forest and Post Ridge Apartments. On February 7, 1996, the Metro Centre Office Building was foreclosed upon by the lender and affiliates of Insignia ceased to manage the property. South Port Apartments is currently managed by an unaffiliated management company.

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1996 and 1995

         Consolidated Statements of Operations - Years Ended
         December 31, 1996, 1995 and 1994

         Consolidated Statements of Partners' Deficit - Years Ended

         December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 1996, 1995 and 1994

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

  10.60 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to form 8-K dated December 8, 1994)

  10.61         Exercise of the Option (as defined in the Gordon
                Agreement), dated December 8, 1994, between MAE-
                ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

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

  10.70 Multifamily note dated September 30, 1996, between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

  10.71 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994 between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995).

  10.72 Multifamily note dated November 1, 1996, between Post Ridge Associates, Ltd., Limited Partnership, a
                Tennessee Limited Partnership and Lehman Brothers
                Holdings, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

  10.73 Amended and Restated Multifamily note dated November 1, 1996, between Post Ridge Associates, Ltd., Limited Partnership , a Tennessee Limited Partnership and Lehman Brothers Holding, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

  10.74 Multifamily note dated November 1, 1996, between Consolidated Capital Properties IV, a California Limited Partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

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

    27          Financial Data Schedule

(b)  Reports on Form 8-K filed during the fourth quarter of 1996:

     None.


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


                               CONSOLIDATED CAPITAL PROPERTIES IV

                               By:   CONCAP EQUITIES, INC.
                                     General Partner


                               By:   /s/William H. Jarrard, Jr.
                                     William H. Jarrard, Jr.
                                     President

                               By:  /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer

                               Date: March 27, 1997

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/William H. Jarrard, Jr.      President
William H. Jarrard, Jr.

/s/Ronald Uretta                Vice President/Treasurer
Ronald Uretta