Form 10-Q
period 1997-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1997-05-12
CIK 355804

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


                For the quarterly period ended March 31, 1997

                                            or

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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                    CONSOLIDATED CAPITAL PROPERTIES IV

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)


                                                  March 31,    December 31,
                                                     1997         1996
                                                 (Unaudited)      (Note)

Assets
  Cash and cash equivalents:
     Unrestricted                                $  9,397      $  9,239
     Restricted - tenant security deposits            649           648
  Investments                                          --           492
  Accounts receivable                                  67            81
  Note and interest receivable                      1,114         1,124
   Escrows for taxes and insurance                    818         1,016
   Restricted escrows                               2,674         2,910
   Other assets                                     2,107         2,140
   Investment properties:
    Land                                           12,491        12,491
    Buildings and related personal property       116,160       115,637
                                                  128,651       128,128
     Less accumulated depreciation                (93,545)      (91,934)
                                                   35,106        36,194

                                                 $ 51,932      $ 53,844

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                               $    358      $    644
  Tenant security deposits                            650           659
  Accrued taxes                                       710         1,105
  Other liabilities                                   851           915
  Mortgage notes payable                           71,663        71,763
                                                   74,232        75,086
Partners' Deficit
  General partner                                  (6,131)       (6,089)
  Limited partners (342,783 units
     outstanding in 1997 and 1996) respectively)  (16,169)      (15,153)
                                                  (22,300)      (21,242)

                                                 $ 51,932      $ 53,844


Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements


b)                    CONSOLIDATED CAPITAL PROPERTIES IV

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                       (in thousands, except unit data)


                                                        Three Months Ended
                                                            March 31,
                                                        1997        1996

Revenues:
  Rental income                                         $6,659      $6,406
  Other income                                             442         493
     Total revenues                                      7,101       6,899

Expenses:
  Property operations                                    2,255       2,105
  General and administrative                               230         527
  Maintenance                                              748         872
  Depreciation                                           1,613       1,717
  Interest                                               1,475       1,527
  Property taxes                                           385         424
     Total expenses                                      6,706       7,172

Income (loss) before extraordinary items                   395        (273)
Extraordinary gain on foreclosure                           --       2,999
Extraordinary loss on retirement of debt                    --          (5)

Net income                                              $  395      $2,721

Net income allocated to
     general partners (4%)                              $   16      $  109
Net income allocated to
     limited partners (96%)                                379       2,612

Net income                                              $  395      $2,721

Net income (loss) per weighted average
  limited partnership unit:

  Income (loss) before extraordinary items              $ 1.11      $ (.77)
  Extraordinary items                                       --        8.39

 Net income per weighted average limited
   partnership unit                                     $ 1.11      $ 7.62

       See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996
                        (in thousands, except unit data)

                                     Limited                                      Total
                                   Partnership     General        Limited        Partners'
                                      Units        Partner        Partners       Deficit
Original capital contributions      343,106        $     1       $171,553        $171,554

Partners' deficit at
  December 31, 1995                 342,783        $(5,951)      $(12,682)       $(18,633)

Net loss for the three months
  ended March 31, 1996                   --            109          2,612           2,721

Distributions to partners                --           (182)        (3,541)         (3,723)

Partners' deficit at
  March 31, 1996                    342,783        $(6,024)      $(13,611)       $(19,635)


Partners' deficit at
  December 31, 1996                 342,783        $(6,089)      $(15,153)       $(21,242)

Net income for the three months
  ended March 31, 1997                   --             16            379             395

Distributions to Partners                --            (58)        (1,395)         (1,453)

Partners' deficit at
  March 31, 1997                    342,783        $(6,131)      $(16,169)       $(22,300)

         See Accompanying Notes to Consolidated Financial Statements

d)                          CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                      (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             1997          1996
Cash flows from operating activities:
     Net income                                            $   395       $ 2,721
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                          1,613         1,717
       Amortization of loan costs and lease commissions         72            71
       Loss on disposition of investment property               33            25
       Casualty gain                                            (7)           --
       Extraordinary gain on foreclosure refinancing            --        (2,999)
       Extraordinary loss on retirement of debt                 --             5
       Change in accounts:
        Tenant security deposits                                (1)          (11)
        Accounts receivable                                     14             9
        Escrows for taxes and insurance                        198           617
        Other assets                                           (39)          555
        Accounts payable                                      (286)         (430)
        Security deposit liabilities                            (9)            5
        Accrued taxes                                         (395)         (343)
        Other liabilities                                      (64)          (44)

Net cash provided by operating activities                    1,524         1,898

Cash flows from investing activities:
     Property improvements and replacements                   (558)         (817)
     Proceeds from sale of investments                         492            --
     Deposits to restricted escrows                           (235)         (419)
     Receipts from restricted escrows                          471           445
     Collections of note receivable                             10            13
     Net insurance proceeds from casualty gain                   7            --

Net cash provided by (used in)
     investing activities                                      187          (778)

Cash flows from financing activities:
     Payments on notes payable                                (100)         (134)
     Repayment of notes payable                                 --          (484)
     Distributions to partners                              (1,453)       (3,723)
     Prepayment penalties                                       --            (5)
     Loan costs                                                 --           (35)

Net cash used in financing activities                       (1,553)       (4,381)

Net increase (decrease) in cash and cash
     equivalents                                               158        (3,261)

Cash and cash equivalents at beginning of period             9,239        10,865

Cash and cash equivalents at end of period                 $ 9,397       $ 7,604

              See Accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)



Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,403,000 and $1,404,000 for the three months ended March 31, 1997 and 1996, respectively.

Foreclosure

In February of 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below (in thousands).

                                                           March 31,
                                                             1996

Tenant security deposits remitted to the lender            $   (12)
Other assets                                                    (5)
Buildings and personal property                             (1,605)
Accumulated depreciation                                     1,079
Tenant security deposit liability                                9
Accrued taxes                                                   15
Interest payable                                             1,021
Notes payable                                                2,497
Extraordinary gain on foreclosure of investment property    (2,999)


The net book amount of the property approximated its fair value at the date of foreclosure.

           See Accompanying Notes to Consolidated Financial Statements

e)                    CONSOLIDATED CAPITAL PROPERTIES IV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1996.

Consolidation

The consolidated financial statements include the Partnership's equity interest in a joint-venture which owns South Port Apartments. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest.

The Partnership's consolidated financial statements include the accounts of certain majority-owned limited partnerships and the Partnership's majority interest in a joint venture. All intercompany transactions have been eliminated.

Presentation of Accounts

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

The Partnership has paid the property management fees noted below to affiliates of the General Partner based on collected gross rental revenues ("Rental Revenues") for property management services in each of the three months ended March 31, 1997 and 1996, respectively. On February 7, 1996, the Metro Centre Office Building was foreclosed upon by the lender and affiliates of Insignia ceased to manage the property. On March 25, 1997, an affiliate of Insignia assumed day-to-day property management responsibility for South Port Apartments.

Property management fees of approximately $335,000 and $322,000 were paid to affiliates of the General Partner for the three months ended March 31, 1997, and 1996, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $48,000 and $313,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the three months ended March 31, 1997 and 1996, respectively. These fees are included in general and administrative expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $162,000 and $157,000 were paid to the General Partner and affiliates for the three months ended March 31, 1997, and 1996, respectively. These reimbursements are primarily included in general and administrative expenses. Included in reimbursements for services of affiliates is approximately $21,000 and $16,000 for the three months ended March 31, 1997 and 1996, respectively, related to construction oversight costs incurred in conjunction with capital improvements at several of the Partnership's properties.

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



NOTE C - COMMITMENT AND CONTINGENCIES

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2.2 million. During 1996, the Metro Centre Office Building was foreclosed on by the lender. Accordingly, the replacement reserve requirement at the remaining residential properties was reduced to approximately $2.1 million. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $10 million at March 31, 1997, exceeded the Partnership's reserve requirements of approximately $2.1 million.

Contingencies

Approximately $2.5 million of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments, and since 1985, the property had made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995 or 1996. Given current economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a "Notice of Default and Election to Sell Under Deed of Trust" was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996, resulting in a gain on foreclosure of approximately $2,999,000 to the Partnership.

NOTE D - DISTRIBUTIONS

In March 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $550,000 and approximately $903,000 representing a return of capital.

In March 1996, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $3,617,000 and approximately $71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $35,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships.

NOTE E - NOTE PAYOFF

In February 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. As a result of the note pay-off, the Partnership paid approximately $5,000 in prepayment penalties which resulted in an extraordinary loss on retirement of debt.

NOTE F - NOTE AND INTEREST RECEIVABLE

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership negotiated with the purchaser to extend the note until April 1997. Subsequent to March 31, 1997, the Partnership's agreement with Denbigh Village matured and the principle outstanding was not repaid. The Partnership is currently negotiating with the borrower to extend the terms of the note. A "Notice of Default" has been filed, and the Partnership has reserved the right to foreclose on the note.

NOTE G - CASUALTY LOSSES

On January 12, 1997, a severe storm caused extensive wind and flood damage to Foothill Place. The strong winds damaged plumbing and exterior fencing, ripped siding from buildings, blew chimney covers off, downed trees and created leaks in approximately 65 units. The total estimated costs to repair the property are approximately $161,000.

In February 1997, a fire occurred on one of Foothill Places balconies. Approximately $11,000 of damage occurred to the balcony, railing, siding, roof, windows and interior hallway.

The insurance proceeds anticipated to be received less the costs to repair Foothill Place and the write-off of assets that were replaced, resulted in a net casualty gain for these events of approximately $7,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                    Average Occupancy
                                                    1997         1996
The Apartments
  Omaha, NE                                          95%          90%
Arbor East Apartments
  Nashville, TN                                      96%          94%
Briar Bay Racquet Club Apartments
  Miami, FL                                          92%          96%
Chimney Hills Apartments
  Marietta, GA                                       91%          96%
Citadel Apartments
  El Paso, TX                                        94%          85%
Citadel Village Apartments
  Colorado Springs, CO                               98%          97%
Foothill Place Apartments
  Salt Lake City, UT                                 94%          98%
Knollwood Apartments
  Nashville, TN                                      94%          99%
Lake Forest Apartments
  Omaha, NE                                          93%          96%
Nob Hill Villa Apartments
  Nashville, TN                                      95%          95%
Overlook Apartments
  Memphis, TN                                        85%          85%
Point West Apartments
  Charleston, SC                                     97%          80%
Post Ridge Apartments
  Nashville, TN                                      97%          98%
Rivers Edge Apartments
  Auburn, WA                                         98%          96%
South Port Apartments
  Tulsa, OK                                          91%          96%
Stratford Place Apartments
  Austin, TX                                         89%          94%
Village East Apartments
  Cimarron Hills, CO                                 99%          99%


Occupancy for The Apartments has increased due to capital improvements made at the property thereby improving its appearance and curbside appeal. The decrease in occupancy at Chimney Hills is attributable to a significant decline in the job market after the completion of the 1996 Olympic summer games and the construction of new multi-family units which increased competition in the Atlanta market. Occupancy at Citadel Apartments increased due to the property being located in a military town with increased troops being assigned to the local base resulting in higher occupancy. The increase at Point West Apartments is due to interior and exterior building improvements to increase unit appeal and an overall improvement in the economic strength of the local market. The decrease at Knollwood Apartments is the result of approximately 11,000 new units being constructed in the market over the past two years. The property is currently offering concessions in efforts to increase occupancy. The decrease in occupancy at South Port is due primarily to the transition of management to an affiliate of the General Partner. This decrease is expected to be short-term. The decreased occupancy at Stratford Place is due to increased competition in the Austin market resulting from the construction of two new apartment complexes in the area.

The Partnership realized income before extraordinary items of approximately $395,000 during the three months ended March 31, 1997, compared to a loss before extraordinary items of $273,000 during the three months ended March 31, 1996. The increase in income before extraordinary items is due primarily to increases in rental income and a decrease in general and administrative and maintenance expenses, partially offset by an increase in property operations expenses.

Rental income increased for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, due primarily to an increase in rents at most of the Partnership's properties, partially offset by the occupancy decreases at several of the Partnership's properties, as discussed above. Interest and other income decreased for the three months ended March 31, 1997, compared to the three months ended March 30, 1996, due to smaller cash balances being available for investment in 1997.

Property operations expenses increased for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, primarily due to increased utility costs at several properties due to the severity of the winter. Also, contributing to increased operating costs were higher concessions resulting from efforts to increase occupancy. Administrative expenses decreased for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, due primarily to a decrease in the special 9% management fees on distributions from operating cash flows. The Partnership distributed approximately $550,000 and $3,617,000 respectively from operating cash flow from the three month periods ended March 31, 1997 and 1996, respectively. Maintenance expense decreased due to extensive repairs made at several of the properties in 1996 in efforts to increase the curb appeal of the Partnership's properties. Depreciation expense decreased for the three months ended March 31, 1997, compared to the three months ended March 31, 1996 due to many of the older assets being in the final year of their depreciable lives. Interest expense decreased for the three month period ended March 31, 1997 compared to March 31, 1996, due to the refinancing of two of the Partnership's properties in November of 1996, at lower interest rates.

Included in maintenance expense is approximately $151,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements during the three months ended March 31, 1997. During the three months ended March 31, 1996, approximately $192,000 of major repairs and maintenance comprised primarily of parking lot repairs and major landscaping were included in maintenance expense.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001 was repaid so that the Partnership could retire debt with interest rates higher than the current market rate. As a result of the note pay-off, the Partnership paid approximately $5,000 in prepayment penalties which resulted in an extraordinary loss on retirement of debt.

The $2,999,000 extraordinary gain on disposition of investment property realized during the three months ended March 31, 1996, is due to the foreclosure of the Metro Centre Office Building in February of 1996.

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership negotiated with the purchaser to extend the note until April 1997. Subsequent to March 31, 1997, the Partnership's agreement with Denbigh Village matured and the principle outstanding was not repaid. The Partnership is currently negotiating with the borrower to extend the terms of the note. A "Notice of Default" has been filed, and the Partnership has reserved the right to foreclose on the note.

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

At March 31, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $9,397,000 compared to approximately $7,604,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to the timing of tax payments made from tax and insurance escrows, the receipt in 1996 of an insurance refund from a fire at the Overlook Apartments in December 1995, and an escrow receipt in 1996 from the refinancing of the debt secured by the Knollwood Apartments in December of 1995. Net cash provided by investing activities increased primarily due to proceeds from the sale of Treasury Bills, fewer property improvements and replacements, as well as fewer deposits to fund restricted escrows being required. Net cash used in financing activities decreased as a result of decreased distributions to partners during the three months ended March 31, 1997 compared to the corresponding period of 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72 million matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the three months ended March 31, 1997 and 1996, cash distributions of approximately $1,453,000 and $3,723,000, respectively, were declared and paid.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)  Reports on Form 8-K:

           None.


                                  SIGNATURES



  In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL PROPERTIES IV

                             By:    CONCAP EQUITIES, INC.
                                    General Partner



                             By:    /s/ William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President




                             By:    /s/ Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer



                             Date:  May 12, 1997