Form 10-Q
period 1997-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1997-07-30
CIK 355804

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


                  For the quarterly period ended June 30, 1997

                                       or

[ ]  TRANSITION REPORT UNDER 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period.........to.........
               (Amended by Exch Act Rel No. 312905. eff 4/26/93.)

                         Commission file number 0-11002


                       CONSOLIDATED CAPITAL PROPERTIES IV
             (Exact name of registrant as specified in its charter)


          California                                      94-2768742
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                          One Insignia Financial Plaza
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                       CONSOLIDATED CAPITAL PROPERTIES IV
                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)


                                                      June 30,      December 31,
                                                        1997            1996
                                                    (Unaudited)        (Note)
Assets
 Cash and cash equivalents:
    Unrestricted                                     $ 10,670        $  9,239
    Restricted - tenant security deposits                 627             648
 Investments                                               --             492
 Accounts receivable                                       72              81
 Note and interest receivable                           1,103           1,124
 Escrows for taxes and insurance                        1,073           1,016
 Restricted escrows                                     2,727           2,910
 Other assets                                           2,038           2,140
 Investment Properties:
      Land                                             12,491          12,491
      Buildings and personal property                 116,683         115,637
                                                      129,174         128,128
      Less accumulated depreciation                   (95,168)        (91,934)
                                                       34,006          36,194

                                                     $ 52,316        $ 53,844

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                                    $    353        $    644
 Tenant security deposits                                 627             659
 Accrued taxes                                          1,004           1,105
 Other liabilities                                        858             915
 Mortgage notes payable                                71,561          71,763
                                                       74,403          75,086

Partners' Deficit
 General partner                                       (6,123)         (6,089)
 Limited partners (342,783 units
    outstanding in 1997 and 1996)                     (15,964)        (15,153)
                                                      (22,087)        (21,242)

                                                     $ 52,316        $ 53,844

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)                         CONSOLIDATED CAPITAL PROPERTIES IV
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                1997        1996        1997      1996
Revenues:
  Rental income                              $ 6,764      $ 6,456     $13,423   $12,862
  Other income                                   466          509         908     1,002
     Total revenues                            7,230        6,965      14,331    13,864

Expenses:
  Operating                                    2,349        2,233       4,604     4,338
  General and administrative                     227          298         457       825
  Maintenance                                    906          880       1,654     1,752
  Depreciation                                 1,624        1,740       3,237     3,457
  Interest                                     1,472        1,505       2,947     3,032
  Property taxes                                 439          453         824       877
     Total expenses                            7,017        7,109      13,723    14,281

Income (loss) before gain on foreclosure
  of investment property and
  extraordinary item                             213         (144)        608      (417)
Gain on foreclosure of investment property        --           --          --     2,999

Income (loss) before extraordinary item          213         (144)        608     2,582

Extraordinary loss on retirement of debt          --           --          --        (5)

       Net income (loss)                     $   213      $  (144)    $   608   $ 2,577

Net income (loss) allocated to general
  partner (4%)                               $     9      $    (6)    $    24   $   103

Net income (loss) allocated to limited
  partners (96%)                                 204         (138)        584     2,474

       Net income (loss)                     $   213      $  (144)    $   608   $ 2,577

Net income (loss) per weighted average
  limited partnership unit:

  Income (loss) before extraordinary
     item                                    $   .60      $  (.40)    $  1.70   $  7.23
  Extraordinary loss on retirement of debt        --           --          --      (.01)

Net income per weighted average limited
   partnership unit:                         $   .60      $  (.40)    $  1.70   $  7.22

              See Accompanying Notes to Consolidated Financial Statements


c)                       CONSOLIDATED CAPITAL PROPERTIES IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                  For the Six Months Ended June 30, 1997 and 1996
                          (in thousands, except unit data)

                                      Limited                                  Total
                                    Partnership    General      Limited      Partners'
                                       Units       Partner      Partners      Deficit
Original capital contributions       343,106      $      1     $171,553    $ 171,554

Partners' deficit at
  December 31, 1995                  342,783      $ (5,951)   $ (12,682)   $ (18,633)
  Net income for the six months
  ended June 30, 1996                     --           103        2,474        2,577
Distribution to partners                  --          (182)      (3,541)      (3,723)
Partners' deficit at
  June 30, 1996                      342,783      $ (6,030)    $(13,749)    $(19,779)

  Partners' deficit at
  December 31, 1996                  342,783      $ (6,089)    $(15,153)    $(21,242)
Net income for the six months
  ended June 30, 1997                     --            24          584          608
Distribution to partners                  --           (58)      (1,395)      (1,453)
Partners' deficit at
  June 30, 1997                      342,783      $ (6,123)    $(15,964)    $(22,087)

            See Accompanying Notes to Consolidated Financial Statements


d)                    CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                               1997          1996
Cash flows from operating activities:
  Net income                                               $   608         $ 2,577
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             3,237           3,457
    Amortization of loan costs and lease commissions           144             141
    Casualty loss                                                9              --
    Loss on disposition of investment property                  --              37
    Extraordinary gain on foreclosure of
      investment property                                       --          (2,999)
    Extraordinary loss on retirement of debt                    --               5
  Change in accounts:
      Tenant security deposits                                  21             (14)
      Accounts receivable                                        9              (7)
      Escrows for taxes and insurance                          (57)            308
      Other assets                                             (10)            488
      Accounts payable                                        (291)            140
      Security deposit liabilities                             (32)             15
      Accrued taxes                                           (101)             44
      Other liabilities                                        (57)           (179)

           Net cash provided by operating activities         3,480           4,013

Cash flows from investing activities:
  Property improvements and replacements                    (1,081)         (2,378)
  Proceeds from sale of investments                            492              25
  Deposits to restricted escrows                              (524)           (547)
  Receipts from restricted escrows                             707             531
  Collections on note receivable                                21              19
  Casualty loss, net of insurance proceeds                      (9)             --

           Net cash used in investing activities              (394)         (2,350)

Cash flows from financing activities:
  Payments on notes payable                                   (202)           (256)
  Repayment of notes payable                                    --            (484)
  Distributions to partners                                 (1,453)         (3,723)
  Prepayment penalties                                          --              (5)
  Loan costs                                                    --             (61)

           Net cash used in financing activities            (1,655)         (4,529)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                           1,431          (2,866)

Unrestricted cash and cash equivalents at beginning
  of period                                                  9,239          10,865

Unrestricted cash and cash equivalents at end
  of period                                                $10,670         $ 7,999

          See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (Unaudited)




Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,803,000 and $2,865,000 for the six months ended June 30, 1997 and 1996, respectively.

Foreclosure

In February 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below (in thousands).


                                                              June 30, 1996

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


The net book value of the property approximated its fair value at the date of foreclosure.


            See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL PROPERTIES IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and affiliates for the management and administration of all of the partnership activities.

Property management fees of approximately $688,000 and $646,000 were paid to affiliates of the General Partner for the six months ended June 30, 1997, and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $48,000 and $313,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the six months ended June 30, 1997 and 1996, respectively. These fees are included in general and administrative expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $268,000 and $309,000 were paid to the General Partner and affiliates for the six months ended June 30, 1997, and 1996, respectively.
These reimbursements are included in general and administrative expenses.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. The capital reserve requirement amounts to $500 per apartment unit or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $11,300,000 at June 30, 1997, exceeded the Partnership's reserve requirements of approximately $2,100,000.

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

NOTE E - NOTE PAYOFF

In February 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. As a result of the note pay-off, the Partnership paid approximately $5,000 in prepayment penalties, which resulted in an extraordinary loss on retirement of debt.

NOTE F - NOTE AND INTEREST RECEIVABLE

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership negotiated with the purchaser to extend the note until April 1997. The note matured and the principal outstanding was not repaid. The Partnership is currently negotiating with the borrower to extend the terms of the note.
A "Notice of Default" has been filed and the Partnership has reserved the right to foreclose on the note.

NOTE G - CASUALTY LOSSES

On January 12, 1997, a severe storm caused extensive wind and flood damage to Foothill Place. The strong winds damaged plumbing and exterior fencing, ripped siding from buildings, blew chimney covers off, downed trees and created leaks in approximately 65 units. In February 1997, a fire occurred on one of Foothill Places balconies. Damage occurred to the balcony, railing, siding, roof, windows and interior hallway.

The insurance proceeds received less the costs to repair Foothill Place Apartments and the write-off of assets that were replaced, resulted in a net casualty loss for these events of $9,000, which is included in operating expense at June 30, 1997.

NOTE H - FORECLOSURE OF METRO CENTRE OFFICE BUILDING

Approximately $2,500,000 of nonrecourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments, and since 1985, the property had made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1996. Given the economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a "Notice of Default and Election to Sell
Under Deed of Trust" was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996, resulting in a gain on foreclosure of approximately $2,999,000 to the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                       Average Occupancy
                                                      1997            1996
The Apartments
  Omaha, NE                                           95%             92%
Arbor East Apartments
  Nashville, TN                                       96%             94%
Briar Bay Racquet Club Apartments
  Miami, FL                                           94%             96%
Chimney Hills Apartments
  Marietta, GA                                        90%             95%
Citadel Apartments
  El Paso, TX                                         92%             88%
Citadel Village Apartments
  Colorado Springs, CO                                97%             98%
Foothill Place Apartments
  Salt Lake City, UT                                  93%             98%
Knollwood Apartments
  Nashville, TN                                       95%             98%
Lake Forest Apartments
  Omaha, NE                                           94%             95%
Nob Hill Villa Apartments
  Nashville, TN                                       96%             96%
Overlook Apartments
  Memphis, TN                                         89%             83%
Point West Apartments
  Charleston, SC                                      97%             82%
Post Ridge Apartments
  Nashville, TN                                       97%             98%
Rivers Edge Apartments
  Auburn, WA                                          98%             96%
South Port Apartments
  Tulsa, OK                                           92%             95%
Stratford Place Apartments
  Austin, TX                                          88%             93%
Village East Apartments
  Cimarron Hills, CO                                  99%             99%


The decrease in occupancy at Chimney Hills Apartments is attributable to a significant decline in the job market after the completion of the 1996 Olympic summer games and the construction of new multi-family units, which increased competition in the Atlanta market. Additional troops were assigned to the military base in El Paso, resulting in increased occupancy at Citadel Apartments. The decrease in occupancy at Foothill Place Apartments is a result of the property suffering extensive storm damage during 1997. The property currently has an excellent marketing plan and is optimistic about its efforts to increase occupancy. The increase in occupancy at Overlook Apartments is due to quality customer service and marketing, combined with the availability of attractive, well maintained units. The increased occupancy at Point West Apartments is due to interior and exterior building improvements that increased unit appeal and an overall improvement in the economic strength of the local market. The decreased occupancy at Stratford Place Apartments is due to increased competition in the Austin market, resulting from the construction of two new apartment complexes in the area.

The Partnership realized income before the gain on foreclosure and extraordinary item of approximately $213,000 and $608,000 for the three and six months ended June 30, 1997, versus losses before the gain on foreclosure and extraordinary item of approximately $144,000 and $417,000, respectively, for the same period in 1996. This increase in income is due primarily to increases in rental income and a decrease in general and administrative expenses, partially offset by an increase in operating expenses. The Partnership realized net income of $213,000 and $608,000 for the three and six months ended June 30, 1997, respectively, versus a net loss of $144,000 and net income of $2,577,000 for the three and six months ended June 30, 1996, respectively.

Rental income increased for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to an increase in rents at most of the Partnership's properties. The Partnership also experienced an overall increase in occupancy for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, despite occupancy decreases at several of the Partnership's properties, as discussed above.

The increase in operating expense is primarily due to increased utility costs at several properties due to the severity of the winter. Also, contributing to increased operating costs were higher concessions resulting from efforts to increase occupancy. Administrative expenses decreased for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, due primarily to a decrease in the special 9% management fees on distributions from operating cash flows. The Partnership distributed approximately $550,000 and $3,617,000, respectively, from operating cash flow for the six month periods ended June 30, 1997 and 1996.

The $2,999,000 extraordinary gain on foreclosure of investment property realized during the six months ended June 30, 1996, is due to the foreclosure of the Metro Centre Office Building in February 1996 (See "Note H").

Also in February 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was repaid so that the Partnership could retire debt with interest rates higher than the current market rate. As a result of the note pay-off, the Partnership paid approximately $5,000 in prepayment penalties, which resulted in an extraordinary loss on retirement of debt.

Included in maintenance expense is approximately $382,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements during the six months ended June 30, 1997. During the six months ended June 30, 1996, approximately $383,000 of major repairs and maintenance comprised primarily of exterior building improvements, parking lot repairs and major landscaping were included in maintenance expense.

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership negotiated with the purchaser to extend the note until April 1997. The Partnership's note has matured and the principal outstanding was not repaid. The Partnership is currently negotiating with the borrower to extend the terms of the note. A "Notice of Default" has been filed, and the Partnership has reserved the right to foreclose on the note.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of
$10,670,000 compared to $7,999,000 at June 30, 1996.   Net cash provided by
operating activities decreased primarily due to the timing of tax payments, the receipt in 1996 of an insurance refund from a fire at the Overlook Apartments in December 1995, and an escrow receipt in 1996 from the refinancing of the debt secured by the Knollwood Apartments in December 1995. Also, accounts payable decreased for the six months ended June 30, 1997, compared to the corresponding period of 1996 due to the timing of payments. Net cash used in investing activities decreased primarily due to the increase in proceeds received from the sale of Treasury Bills during 1997 and lesser property improvements and replacements during 1997. Net cash used in financing activities decreased as a result of decreased distributions to partners during the six months ended June 30, 1997, compared to the corresponding period of 1996. Also, during the six months ended June 30, 1996, the mortgage debt secured by Point West Apartments was repaid. There has been no repayment of mortgage notes during the six months ended June 30, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $71,561,000 matures from December 1998 to December 2005 with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. The General Partner is evaluating the economic position of the Partnership and the Partnership's ability to make a distribution. During the six months ended June 30, 1997 and 1996, cash distributions of approximately $1,453,000 and $3,723,000, respectively, were declared and paid.


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

                             Date:  July 30, 1997