Form 10-Q
period 1997-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1997-11-04
CIK 355804

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


               For the quarterly period ended September 30, 1997

                                       or

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                       CONSOLIDATED CAPITAL PROPERTIES IV
                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)


                                                 September 30,  December 31,
                                                     1997           1996
                                                  (Unaudited)      (Note)
Assets
 Cash and cash equivalents:
    Unrestricted                                   $ 11,591       $  9,239
    Restricted - tenant security deposits               602            648
 Investments                                             --            492
 Accounts receivable                                     72            111
 Note and interest receivable                         1,092          1,124
 Escrows for taxes and insurance                      1,221          1,016
 Restricted escrows                                   2,635          2,910
 Other assets                                         1,973          2,110
 Investment Properties:
      Land                                           12,491         12,491
      Buildings and personal property               117,434        115,637
                                                    129,925        128,128
      Less accumulated depreciation                 (96,850)       (91,934)
                                                     33,075         36,194

                                                   $ 52,261       $ 53,844

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                                  $    329       $    644
 Tenant security deposits                               601            659
 Accrued taxes                                        1,164          1,105
 Other liabilities                                      900            915
 Mortgage notes payable                              71,456         71,763
                                                     74,450         75,086

Partners' Deficit
 General partner                                     (6,129)        (6,089)
 Limited partners (343,106 units issued and
    342,783 units outstanding in 1997 and 1996)     (16,060)       (15,153)
                                                    (22,189)       (21,242)

                                                   $ 52,261       $ 53,844

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


            See Accompanying Notes to Consolidated Financial Statements

b)                       CONSOLIDATED CAPITAL PROPERTIES IV
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                             1997      1996      1997      1996
Revenues:
  Rental income                           $ 6,833    $ 6,631   $20,256   $19,493
  Other income                                544        552     1,452     1,554
     Total revenues                         7,377      7,183    21,708    21,047

Expenses:
  Operating                                 2,460      2,338     7,064     6,676
  General and administrative                  194        300       651     1,125
  Maintenance                               1,242        969     2,896     2,721
  Depreciation                              1,682      1,771     4,919     5,228
  Interest                                  1,468      1,542     4,415     4,574
  Property taxes                              431        443     1,255     1,320
     Total expenses                         7,477      7,363    21,200    21,644

(Loss) income before gain on foreclosure
  of investment property and
  extraordinary items                        (100)      (180)      508      (597)
Gain on foreclosure of investment
  property (Note H)                            --         --        --     2,999

(Loss) income before extraordinary items     (100)      (180)      508     2,402

Extraordinary loss on refinancing (Note I)     --        (81)       --       (81)
Extraordinary loss on retirement of
  debt (Note E)                                --         --        --        (5)

       Net (loss) income                  $  (100)   $  (261)  $   508   $ 2,316

Net (loss) income allocated to general
  partner (4%)                            $    (4)   $   (10)  $    20   $    93

Net (loss) income allocated to limited
  partners (96%)                              (96)      (251)      488     2,223

       Net (loss) income                  $  (100)   $  (261)  $   508   $ 2,316

Net (loss) income per limited
  partnership unit:

  (Loss) income before extraordinary
     items                                $  (.28)   $  (.50)  $  1.42   $  6.73
  Extraordinary loss on refinancing            --       (.23)       --      (.23)
  Extraordinary loss on retirement of debt     --         --        --      (.01)

       Net (loss) income                  $  (.28)   $  (.73)  $  1.42   $  6.49

              See Accompanying Notes to Consolidated Financial Statements

c)                       CONSOLIDATED CAPITAL PROPERTIES IV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

               For the Nine Months Ended September 30, 1997 and 1996
                          (in thousands, except unit data)

                                     Limited                             Total
                                   Partnership   General    Limited    Partners'
                                       Units     Partner    Partners    Deficit
Original capital contributions       343,106    $      1    $171,553   $ 171,554

Partners' deficit at
  December 31, 1995                  342,783    $ (5,951)   $(12,682)  $ (18,633)
Net income for the nine months
  ended September 30, 1996                --          93       2,223       2,316
Distribution to partners                  --        (219)     (4,425)     (4,644)
Partners' deficit at
  September 30, 1996                 342,783    $ (6,077)   $(14,884)   $(20,961)

Partners' deficit at
  December 31, 1996                  342,783    $ (6,089)   $(15,153)   $(21,242)
Net income for the nine months
  ended September 30, 1997                --          20         488         508
Distribution to partners                  --         (60)     (1,395)     (1,455)
Partners' deficit at
  September 30, 1997                 342,783    $ (6,129)   $(16,060)   $(22,189)

            See Accompanying Notes to Consolidated Financial Statements

d)                    CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                             1997       1996
Cash flows from operating activities:
  Net income                                               $   508    $ 2,316
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             4,919      5,228
    Amortization of loan costs                                 213        210
    Casualty loss                                               14         --
    Loss on disposal of investment property                     --         36
    Gain on foreclosure of investment property                  --     (2,999)
    Extraordinary loss on retirement of debt                    --          5
    Extraordinary loss on refinancing                           --         81
  Change in accounts:
      Tenant security deposits                                  46         (9)
      Accounts receivable                                       39        (30)
      Escrows for taxes and insurance                         (205)        96
      Other assets                                             (44)       472
      Accounts payable                                        (315)      (431)
      Security deposit liabilities                             (58)         7
      Accrued taxes                                             59        281
      Other liabilities                                        (15)      (142)

           Net cash provided by operating activities         5,161      5,121

Cash flows from investing activities:
  Property improvements and replacements                    (1,832)    (3,859)
  Proceeds from sale of investments                            492         25
  Deposits to restricted escrows                              (731)      (733)
  Receipts from restricted escrows                           1,006        868
  Collections on note receivable                                32         29
  Casualty loss, net of insurance proceeds                     (14)        --

           Net cash used in investing activities            (1,047)    (3,670)

Cash flows from financing activities:
  Payments on notes payable                                   (307)      (382)
  Repayment of notes payable                                    --     (4,725)
  Distributions to partners                                 (1,455)    (4,644)
  Prepayment penalties                                          --         (5)
  Loan costs                                                    --       (141)
  Proceeds from long-term borrowings                            --      4,050

           Net cash used in financing activities            (1,762)    (5,847)

Net increase (decrease) in unrestricted cash and
  cash equivalents                                           2,352     (4,396)

Unrestricted cash and cash equivalents at beginning
  of period                                                  9,239     10,865

Unrestricted cash and cash equivalents at end
  of period                                                $11,591    $ 6,469

          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    (Unaudited)


Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,201,000 and $4,403,000 for the nine months ended September 30, 1997 and 1996, respectively.

Foreclosure

In February 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below (in thousands).


                                                          September 30, 1996

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

The net book value of the property approximated its fair market value at the date of foreclosure.

            See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL PROPERTIES IV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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

Property management fees of approximately $1,039,000 and $979,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $48,000 and $392,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the nine months ended September 30, 1997 and 1996, respectively. These fees are included in general and administrative expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $402,000 and $425,000 were paid to the General Partner and affiliates for the nine months ended September 30, 1997, and 1996, respectively. These reimbursements are included in general and administrative expenses.

The Partnership paid fees to an affiliate of the General Partner of approximately $48,000 and $35,000 for construction oversight costs for the nine months ended September 30, 1997 and 1996, respectively.

For the period January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. The capital reserve requirement amounts to $500 per apartment unit or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $12,200,000 at September 30, 1997, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE D - DISTRIBUTIONS

In September 1997, in conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $2,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships.

In March 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $550,000 and approximately $903,000 representing a return of capital.

In March 1996, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $3,617,000 and approximately $71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $35,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships. In September 1996, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $921,000.

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

NOTE F - NOTE AND INTEREST RECEIVABLE

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership negotiated with the purchaser to extend the note until April 1, 1997. The note matured and the principal outstanding was not repaid. The Partnership has now negotiated with the borrower to extend the terms of the note until April 1, 1998. All other terms of the note remained unchanged.

NOTE G - CASUALTY LOSSES

On January 12, 1997, a severe storm caused extensive wind and flood damage to Foothill Place Apartments. The strong winds damaged plumbing and exterior fencing, ripped siding from buildings, blew chimney covers off, downed trees and created leaks in approximately 65 units. In February 1997, a fire occurred on one of Foothill Place Apartments balconies. Damage occurred to the balcony, railing, siding, roof, windows and interior hallway. On April 2, 1997, a severe storm caused extensive wind damage to Foothill Place Apartments. The strong winds ripped doors from their hinges and bent frames, knocked down trees, and tore siding and screens from the buildings.

The insurance proceeds received less the costs to repair Foothill Place Apartments and the write-off of assets that were replaced, resulted in a net casualty loss for these events of $14,000, which is included in maintenance expense at September 30, 1997. All repairs relating to the April 2, 1997, casualty are not yet complete, however, the estimated cost of the casualty is expected to be the insurance deductible of $10,000.

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

NOTE I - NOTE REFINANCING

The Post Ridge Apartments formerly secured a mortgage note totaling approximately $4,200,000, which was guaranteed by HUD. Operating cash flow from Post Ridge Apartments did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge Apartments. From 1991 through March 1995, the Partnership remitted excess cash flow from the properties' operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD.
In September 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4,200,000 secured by Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4,100,000 mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (totaling 7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write-off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4,100,000 collateralized by Post Ridge Apartments. Under the terms of the agreement this mortgage note bears interest at 7.33% and matures in November 2003.

NOTE J - SUBSEQUENT EVENTS

In October 1997, the General Partner declared and paid a distribution attributable to cash flow from operations totaling approximately $1,050,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                    Average Occupancy
                                                   1997           1996

The Apartments
  Omaha, NE                                         96%            93%

Arbor East Apartments
  Nashville, TN                                     96%            95%

Briar Bay Racquet Club Apartments
  Miami, FL                                         93%            97%

Chimney Hills Apartments
  Marietta, GA                                      90%            93%

Citadel Apartments
  El Paso, TX                                       92%            91%

Citadel Village Apartments
  Colorado Springs, CO                              98%            98%

Foothill Place Apartments
  Salt Lake City, UT                                94%            97%

Knollwood Apartments
  Nashville, TN                                     95%            98%

Lake Forest Apartments
  Omaha, NE                                         95%            96%

Nob Hill Villa Apartments
  Nashville, TN                                     95%            96%

Overlook Apartments
  Memphis, TN                                       90%            84%

Point West Apartments
  Charleston, SC                                    98%            87%

Post Ridge Apartments
  Nashville, TN                                     97%            97%

Rivers Edge Apartments
  Auburn, WA                                       97%             96%

South Port Apartments
  Tulsa, OK                                        93%             96%

Stratford Place Apartments
  Austin, TX                                       89%             93%

Village East Apartments
  Cimarron Hills, CO                               99%             99%

The decrease in occupancy at Briar Bay Racquet Club Apartments is due to the local municipality restricting marketing efforts. In addition, the exterior appearance of the property has impacted marketing. Exterior repairs and painting is underway and should be completed in 1997. The decrease in occupancy at Chimney Hills Apartments is attributable to a significant decline in the job market after the completion of the 1996 Olympic summer games and the construction of new multi-family units, which increased competition in the Atlanta market. The low occupancy at Citadel Apartments is due to the soft market in the El Paso area. The increase in occupancy at Overlook Apartments is due to increased marketing, combined with the availability of attractive, well maintained units. Although, occupancy remains low at this investment property due to it being located in a low income neighborhood that is high in crime and heavily populated with similar complexes. The increased occupancy at Point West Apartments is due to interior and exterior building improvements that increased unit appeal and an overall improvement in the strength of the local market. The decreased occupancy at Stratford Place Apartments is due to increased competition in the Austin market, resulting from the construction of two new apartment complexes in the area.

The Partnership realized a loss before gain on foreclosure of investment property and extraordinary items of approximately $100,000 and income before gain on foreclosure of investment property and extraordinary items of $508,000 for the three and nine months ended September 30, 1997, respectively. The Partnership recognized losses before the gain on foreclosure of investment property and extraordinary items of approximately $180,000 and $597,000, respectively, for the same periods in 1996. This increase in income is due primarily to increases in rental income and a decrease in total expenses, partially offset by increases in operating and maintenance expenses. The Partnership realized a net loss of $100,000 and net income of $508,000 for the three and nine months ended September 30, 1997, respectively, versus a net loss of $261,000 and net income of $2,316,000 for the three and nine months ended September 30, 1996, respectively.

Rental income increased for the three and nine months ended September 30, 1997, compared to the three and nine months ended September 30, 1996. Despite occupancy decreases at several of the Partnership's properties, as discussed above, rental income increased due to increased rental rates at most of the Partnership's properties.

Administrative expenses decreased for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due primarily to a decrease in the special 9% management fees on distributions from operating cash flows. The Partnership distributed approximately $550,000 and $4,538,000, respectively, from operating cash flow for the nine month periods ended September 30, 1997 and 1996. The increase in operating expense is primarily due to increased utility costs at several properties due to the severity of the winter of 1997. Also, contributing to increased operating costs were higher rental concessions resulting from efforts to increase occupancy. The increase in maintenance expense is due to parking lot repairs and improvements and interior and exterior painting projects at Post Ridge Apartments and Foothill Place Apartments. There was also a door and window replacement project at Arbor East Apartments, as well as, an interior repair project on some of the units at Knollwood Apartments.

The $2,999,000 extraordinary gain on foreclosure of investment property realized during the nine months ended September 30, 1996, is due to the foreclosure of the Metro Centre Office Building in February 1996 (See "Note H").

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

In September 1996, the Partnership refinanced the nonrecourse mortgage note of approximately $4,200,000 which was secured by Post Ridge Apartments. As a result of the refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write off of loan costs, which resulted in a net extraordinary loss on refinancing of $81,000 (See "Note I").

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $808,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs, exterior painting and exterior building improvements. For the nine months ended September 30, 1996, approximately $540,000 of major repairs and maintenance comprised primarily of exterior building improvements, parking lot repairs, major landscaping, swimming pool repairs, exterior painting and window coverings were included in maintenance expense.

When the Denbigh Village Apartments was sold in August 1994, the Partnership accepted a 9% interest-bearing promissory note which matured in March 1996. The Partnership negotiated with the purchaser to extend the note until April 1, 1997. The note matured and the principal outstanding was not repaid. The Partnership has now negotiated with the borrower to extend the terms of the note until April 1, 1998. All other terms of the note remain unchanged.

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

At September 30, 1997, the Partnership held unrestricted cash and cash
equivalents of $11,591,000 compared to $6,469,000 at September 30, 1996.   Net
cash provided by operating activities remained relatively constant for the nine months ended September 30, 1997, as compared to September 30, 1996, despite an increase in net income. Several items resulted in decreases in cash from operations. Decreases in cash provided by operating activities are primarily due to the timing of tax payments, the receipt in 1996 of an insurance refund from a fire at the Overlook Apartments in December 1995, and an escrow receipt in 1996 from the refinancing of the debt secured by the Knollwood Apartments in December 1995. Also, there was a significant decrease in accounts payable for the nine months ended September 30, 1997, due to the timing of payments. Net cash used in investing activities decreased primarily due to the increase in proceeds received from the sale of Treasury Bills during 1997 and decreased property improvements and replacements during 1997, despite continuing upgrades at the properties. Net cash used in financing activities decreased as a result of decreased distributions to partners during the nine months ended September 30, 1997, compared to the corresponding period of 1996. Also, during the nine months ended September 30, 1996, the mortgage debt secured by Point West Apartments was repaid and the mortgage debt secured by Post Ridge Apartments was refinanced. The Point West Apartments repayment of the mortgage note and the Post Ridge Apartments refinance resulted in an increase in the cash used for repayments of notes payable for the nine months ended September 30, 1996, however, this was partially offset by the proceeds from long-term borrowings as a result of the Post Ridge Apartments refinance. There have been no repayments of mortgage notes or refinances during the nine months ended September 30, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $71,456,000 matures from December 1998 to December 2005 with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the nine months ended September 30, 1997 and 1996, cash distributions of approximately $1,455,000 and $4,644,000, respectively, were declared and paid. In October 1997, the General Partner declared and paid a distribution attributable to cash flow from operations totaling approximately $1,050,000.

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices, than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that the defendants breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

The General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints to which it and the Partnership have been named as defendants.



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



                             Date: November 4, 1997