Form 10-K
period 1997-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1998-03-23
CIK 355804

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

                 For the fiscal year ended December 31, 1997

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

State the aggregate market value of the voting partnership interests held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within 60 days prior to the date of filing: Market value information for the Registrant's partnership interests is not available.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties IV (the "Partnership" or "Registrant") was organized on September 22, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-74353) and commenced a public offering for sale of $100,000,000 of Units with the general partner's right to increase the offering to $200,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered under the Securities Exchange Act of 1934 (File No. 0-11002) on March 28, 1983. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171,553,000 to the Partnership. At the request of certain Limited Partners and in accordance with its Partnership Agreement, the Partnership has retired a total of 333 Units as of December 31, 1997. The Partnership gave no consideration for these Units.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its Limited Partners (herein so called; and together with the General Partner shall be called the "Partners"). As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 1997, the Partnership owned 17 income-producing properties (or interests therein) and held one note receivable with respect to a sold property. Prior to 1996, the Partnership had disposed of 30 properties originally owned by the Partnership. In February of 1996, the Partnership lost an additional property through foreclosure, as discussed below.

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

The Registrant has no employees. Partnership management and administrative services, as well as property management services, are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 13", which descriptions are herein incorporated by reference.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,200,000. During 1996, the Metro Centre Office Building was foreclosed on by the lender. Accordingly, the replacement reserve requirement at the remaining residential properties was reduced to approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, and investments, totaling approximately $12,100,000 at December 31, 1997, exceeded the Partnership's reserve requirements of approximately $2,100,000.

The Partnership currently owns and operates 17 apartment complexes, which range in age from 21 to 27 years old, principally located in the midwest, southeastern and southwestern United States. The Partnership also holds one note receivable on a sold property which is performing according to the note terms as of December 31, 1997.

The Partnership has made significant capital investments in its real estate portfolio during the previous three years. These investments consisted of selected property improvement and rehabilitation programs and expenditures to cure deferred maintenance which existed at certain of the properties. Capital expenditures of approximately $2,950,000 are budgeted for the Partnership's properties in 1998.

Approximately $2,500,000 of non-recourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments and, since 1985, the property made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given existing economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996.

Prior to March 1995, the Nob Hill Villa Apartments ("Nob Hill") secured two non-recourse mortgage notes totaling approximately $5,800,000. One of the notes, a $3,800,000 first-lien mortgage, was scheduled to mature in November 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7,500,000 million secured by Nob Hill.
Under the terms of the refinancing agreement, the new mortgage note bears interest at 9.2% and matures in April 2005.

Approximately $14,300,000 of non-recourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments originally matured in 1994. The Partnership exercised its option to extend the maturities until September 1995, by paying a 1%, or $143,000, loan extension fee to the current lender, as provided for in the loan agreement. In December 1995, these properties, along with five of the Partnership's other properties, were refinanced under terms requiring monthly payments of interest only at a rate of 6.95% and a maturity date of December 2005. (See "Note C" in the Notes to Consolidated Financial Statements in "Item 8").

Prior to November 1996, Lake Forest Apartments ("Lake Forest") secured a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") totaling approximately $4,100,000. In November 1996, the Partnership refinanced this mortgage note by obtaining a new mortgage note of approximately $4,700,000 secured by Lake Forest. Under the terms of the refinancing agreement, the new mortgage note bears interest at 7.33%, requires monthly payments of interest only and matures in November 2003.

The Post Ridge Apartments ("Post Ridge") formerly secured a mortgage note totaling approximately $4,200,000, which was guaranteed by HUD. Operating cash flow from Post Ridge did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge. From 1991 through March of 1995, the Partnership remitted excess cash flow from the property's operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4,200,000 secured by Post Ridge. Under the terms of the interim financing arrangement, the new $4,100,000 mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (totaling 7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write-off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4,100,000 collateralized by Post Ridge. Under the terms of the refinancing agreement, this mortgage note bears interest at 7.33%, requires monthly payments of interest only and matures in November 2003.

To facilitate the refinancing of the mortgage note secured by Post Ridge, effective August 7, 1996, the Post Ridge Associates, Ltd. Limited Partnership Agreement was amended to convert the general partnership interest held by the Registrant to a limited partnership interest, such that the Registrant shall be the sole Limited Partner owning a 99.0% limited partnership interest in Post Ridge Associates, Ltd. Concap Equities, Inc. was admitted as the new General Partner owning a 1.0% general partner interest and PRA, Inc. withdrew as the Limited Partner of Post Ridge Associates, Ltd.

On November 18, 1997, the Partnership refinanced the mortgage encumbering the South Port Apartments. The refinancing replaced indebtedness of $3,432,000, including accrued interest of approximately $18,000, with a new mortgage in the amount of $4,500,000. The mortgage was refinanced at a rate of 7.19%, compared to the prior rate of 10.85%, and matures on December 1, 2004. Total capitalized loan costs were $120,000. The Partnership paid approximately $34,000 in prepayment penalties and wrote off $13,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $47,000.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a Special Limited Partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its Special Limited Partnership interest was divided among its former partners.

All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock
of GII Realty, Inc.   At December 31, 1997, Insignia Properties, L.P., an
affiliate of Insignia, owned 95,817 units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On October 6, 1997, the Insignia affiliate closed the tender offer and acquired 29,618 Units of Limited Partnership Interest (8.64% of total Units). In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60 per Unit for Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,175 Units (18.72% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3,900,000.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired 48 properties of which eleven (11) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and nine (9) were foreclosed upon by the lenders in fiscal years prior to 1996. As of December 31, 1997, the Partnership owned seventeen (17) apartment complexes and held one (1) note receivable on a sold property as noted below. Additional information about the properties is found in "Item 8 - Financial Statements and Supplementary Data."

                                Date of
Property                        Purchase     Type of Ownership            Use
The Apartments Apartments          04/84    Fee ownership subject  Residential Apartments
  Omaha, Nebraska                           to first mortgage      204 units

Arbours of Hermitage Apartments    09/83    Fee ownership subject  Residential Apartments
  (formerly Arbour East Apartments          to first mortgage      350 units
  Nashville, Tennessee

Briar Bay Racquet Club Apartments  09/82    Fee ownership subject  Residential Apartments
  Miami, Florida                            to first mortgage      194 units

Chimney Hill Apartments            08/82    Fee ownership subject  Residential Apartments
  Marietta, Georgia                         to first mortgage      326 units

Citadel Apartments                 05/83    Fee ownership subject  Residential Apartments
  El Paso, Texas                            to first mortgage      261 units

Citadel Village Apartments         12/82    Fee ownership subject  Residential Apartments
  Colorado Springs, Colorado                to first mortgage      122 units

Foothill Place Apartments          08/85    Fee ownership subject  Residential Apartments
  Salt Lake City, Utah                      to first mortgage      450 units

Knollwood Apartments               07/82    Fee ownership subject  Residential Apartments
  Nashville, Tennessee                      to first mortgage      326 units

Lake Forest Apartments             04/84    Fee ownership subject  Residential Apartments
  Omaha, Nebraska                           to first mortgage      312 units

Nob Hill Villa Apartments          04/83    Fee ownership subject  Residential Apartments
  Nashville, Tennessee                      to first mortgage      472 units

Overlook Apartments                11/85    Fee ownership subject  Residential Apartments
  Memphis, Tennessee                        to first mortgage      252 units

Point West Apartments              11/85    Fee ownership          Residential Apartments
  Charleston, South Carolina                                       120 units

Post Ridge Apartments              07/82    Fee ownership subject  Residential Apartments
  Nashville, Tennessee                      to first mortgage      150 units

Rivers Edge Apartments             04/83    Fee ownership subject  Residential Apartments
  Auburn, Washington                        to first mortgage      120 units

South Port Apartments              11/83    Fee ownership subject  Residential Apartments
  Tulsa, Oklahoma                           to first mortgage      240 units

Stratford Place Apartments         08/85    Fee ownership subject  Residential Apartments
  Austin, Texas                             to first mortgage      223 units

Village East Apartments            12/82    Fee ownership subject  Residential Apartments
  Cimarron Hills, Colorado                  to first mortgage      137 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                                      Gross
                                    Carrying   Accumulated                      Federal
Property                              Value    Depreciation    Rate    Method  Tax Basis
The Apartments Apartments           $ 8,508      $5,876      5-18 yr    S/L    $ 2,586
Arbours of Hermitage Apartments      12,153       9,919      5-18 yr    S/L      2,604
Briar Bay Racquet Club Apartments     7,684       6,237      5-18 yr    S/L      2,001
Chimney Hill Apartments              10,605       9,285      5-18 yr    S/L      2,297
Citadel Apartments                    7,494       6,237      5-18 yr    S/L      1,176
Citadel Village Apartments            3,858       3,306      5-18 yr    S/L      1,090
Foothill Place Apartments            15,001       8,263      5-18 yr    S/L      8,160
Knollwood Apartments                 10,439       9,011      5-18 yr    S/L      1,855
Lake Forest Apartments                8,947       5,629      5-18 yr    S/L      2,698
Nob Hill Villa Apartments            12,332      10,578      5-18 yr    S/L      1,888
Overlook Apartments                   4,428       3,181      5-15 yr    S/L      1,751
Point West Apartments                 2,976       2,108      5-40 yr    S/L      1,439
Post Ridge Apartments                 4,366       3,621      5-18 yr    S/L        876
Rivers Edge Apartments                3,240       2,501      5-18 yr    S/L        905
South Port Apartments                 7,860       5,919      5-18 yr    S/L      2,006
Stratford Place Apartments            7,400       3,895      5-20 yr    S/L      2,789
Village East Apartments               3,362       2,924      5-18 yr    S/L        577

    Totals                         $130,653     $98,490                        $36,698

See "Note A" in the Notes to Consolidated Financial Statements in "Item 8" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:

                                   Principal                                    Principal
                                   Balance At    Stated                          Balance
                                  December 31,  Interest    Period    Maturity    Due At
Property                              1997        Rate     Amortized    Date     Maturity
(dollar amounts in thousands)
The Apartments Apartments           $ 3,429      8.34%     25 years    9/00    $ 3,244
Arbours of Hermitage Apartments       5,650      6.95%        (1)     12/05      5,650
Briar Bay Racquet Club Apartments     3,500      6.95%        (1)     12/05      3,500
Chimney Hill Apartments               5,400      6.95%        (1)     12/05      5,400
Citadel Apartments                    4,749      8.38%     25 years   10/00      4,488
Citadel Village Apartments            2,450      6.95%        (1)     12/05      2,450
Foothill Place Apartments            10,100      6.95%        (1)     12/05     10,100
Knollwood Apartments                  6,780      6.95%        (1)     12/05      6,780
Lake Forest Apartments                4,700      7.33%        (1)     11/03      4,700
Nob Hill Villa Apartments             7,267      9.20%     25 years    4/05      6,250
Overlook Apartments                   1,850     10.50%     25 years   12/98      1,817
Post Ridge Apartments                 4,050      7.33%        (1)     11/03      4,050
Rivers Edge Apartments                2,002      8.40%     25 years    9/00      1,895
South Port Apartments                 4,500      7.19%     30 years   12/04      4,119
Stratford Place Apartments            2,614      8.65%     25 years    9/00      2,478
Village East Apartments               2,150      6.95%        (1)     12/05      2,150

                                    $71,191                                    $69,071

(1)   Monthly payments of interest only at the stated rate until maturity.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 1998 and 2005, with balloon payments due at maturity, and bear interest at rates ranging from 6.95% to 10.50%.

See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the refinancing of the mortgage encumbering South Port Apartments in the fourth quarter of 1997.


Note Receivable on Sold Property:


                                              As of December 31, 1997
                                                               Underlying
                                                Note            Mortgage
Collateral Property                           Receivable          Debt
(in thousands)
Denbigh Village Apartment complex
- 138 units Newport News, Virginia           $  1,073          $  1,248

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

Denbigh Village Apartments secures two underlying mortgage notes. The balance of the first mortgage is approximately $534,000 at December 31, 1997, has a stated interest rate of 9.5% and matures in December 2002. The balance of the second mortgage is approximately $714,000, has a stated interest rate of 9.5% and matures December 31, 1998.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                      Average Annual        Average Annual
                                       Rental Rates           Occupancy
                                         Per Unit
                                      1997       1996      1997       1996
The Apartments Apartments           $ 6,338    $ 5,821      96%        92%
Arbours of Hermitage Apartments       7,052      6,784      95%        95%
Briar Bay Racquet Club Apartments     8,372      8,207      94%        97%
Chimney Hill Apartments               7,886      7,540      88%        92%
Citadel Apartments                    6,753      6,753      93%        91%
Citadel Village Apartments            8,189      7,672      96%        97%
Foothill Place Apartments             7,696      7,300      95%        97%
Knollwood Apartments                  7,582      7,194      96%        97%
Lake Forest Apartments                6,605      6,073      95%        94%
Nob Hill Villa Apartments             5,883      5,612      94%        97%
Overlook Apartments                   3,990      3,945      90%        83%
Point West Apartments                 5,238      5,121      97%        90%
Post Ridge Apartments                 8,965      8,689      96%        96%
Rivers Edge Apartments                6,638      6,342      97%        97%
South Port Apartments                 5,551      5,333      94%        96%
Stratford Place Apartments            6,900      6,494      91%        92%
Village East Apartments               6,678      6,142      98%        99%


The decrease in occupancy at Briar Bay Racquet Club Apartments is due in part to an overall decrease in occupancy in the local market. In addition, the exterior appearance of the property has impacted marketing. Exterior repairs and painting were completed in 1997 in an attempt to improve the curb appeal of this property. The decrease in occupancy at Chimney Hill Apartments is attributable to a significant decline in the job market after the completion of the 1996 Olympic summer games and the construction of new multi-family units, which increased competition in the Atlanta market. The exterior of the property was also in need of repairs and current renovations include replacing patios, balconies, and stairwells with wrought iron. The increase in occupancy at Overlook Apartments is due to increased marketing, combined with the availability of attractive, well maintained units. However, occupancy remains low at this investment property due to it being located in a low income neighborhood that is high in crime and heavily populated with similar complexes. The increased occupancy at Point West Apartments is due to interior and exterior building improvements that increased unit appeal and overall improvement in the strength of the local market. The increase in occupancy at The Apartments Apartments is due to a strengthening Omaha market as well as the impact of significant capital expenditures in late 1996 and during 1997.

On average the Partnership's properties taken as a whole showed a moderate increase in average rental rates and a consistent overall occupancy level.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and office buildings in the areas in which they operate. The General Partner believes that all of the properties are adequately insured.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes (dollar amounts in thousands) and rates in 1997 for each property were:


                                             1997          1997
                                           Billing         Rate

The Apartments Apartments                  *$131          2.6%
Arbours of Hermitage Apartments              153          1.3%
Briar Bay Racquet Club Apartments            149          2.3%
Chimney Hill Apartments                      127          3.2%
Citadel Apartments                           141          2.8%
Citadel Village Apartments                 *  16          0.7%
Foothill Place Apartments                    188          1.5%
Knollwood Apartments                         175          1.3%
Lake Forest Apartments                      *179          2.6%
Nob Hill Villa Apartments                    199          1.6%
Overlook Apartments                           64          3.2%
Point West Apartments                         33          2.1%
Post Ridge Apartments                         92          1.3%
Rivers Edge Apartments                        55          1.5%
South Port Apartments                         54          1.4%
Stratford Place Apartments                   130          2.5%
Village East Apartments                     * 14          0.7%

* Represents the 1996 taxes and rates as the billings for 1997 have not been received as of the date of this filing.


ITEM 3.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia and certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

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

The General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and has been advised that the plaintiffs in each such action intend to discontinue the actions.

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

(B)    Title of Class                          Number of Unitholders of Record

       Limited Partnership Units                12,132 as of December 31, 1997

(C) In October 1997, the Partnership paid a distribution attributable to cash flow from operations of approximately $1,050,000. In March 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $550,000 and approximately $903,000 representing a return of capital. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $30,403,000 at December 31, 1997. During 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $4,538,000 and approximately $71,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $36,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships. During 1995, the Partnership paid distributions attributable to cash flow from operations of approximately $921,000 to the Partners. Also, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. Certain reclassifications have been made to the 1993 through 1996 information to conform to the 1997 presentation. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."

                                                        Years Ended December 31,
                                                (in thousands, except per unit data)
Consolidated Statements                 1997        1996        1995        1994      1993
of Operations
Revenues                            $  29,084   $  28,137   $  27,282   $ 27,905    $ 27,263
Expenses                              (28,670)    (29,010)    (28,522)   (32,325)    (33,972)
Income (loss) from operations             414        (873)     (1,240)    (4,420)     (6,709)

Gain on dispositions
    of investment property                 --          --          --      9,523          --
Reorganization expense                     --          --          --         --        (368)
Gain on sale of investments                --          --          --         --          75
Income (loss) before
    extraordinary items                   414        (873)     (1,240)     5,103      (7,002)

Extraordinary items                       (47)      2,909          43      6,614        (272)

Net income (loss)                   $     367   $   2,036    $  (1,197) $ 11,717    $ (7,274)

Net income (loss) per weighted
    Limited Partnership Unit:
Income (loss) from operations       $    1.15   $   (2.45)   $   (3.47) $ (12.38)   $ (18.78)
Gain  on dispositions
    of investment property                 --          --           --     26.67          --
Reorganization expense                     --          --           --        --       (1.03)
Gain on sale of securities
    available for sale                     --          --           --        --         .21
Income (loss) before
    extraordinary items                  1.15       (2.45)       (3.47)    14.29      (19.60)
Extraordinary items                      (.12)       8.15          .12     18.52        (.76)

Net income (loss)                   $    1.03   $    5.70    $   (3.35) $  32.81    $ (20.36)

Distributions per Limited Partnership
 Unit                               $    7.01   $   12.91    $    2.58  $     --    $     --

Limited Partnership Units
    outstanding                       342,773     342,783      342,783   342,819     342,951

Consolidated Balance Sheets

Total assets                        $  52,381   $  53,844    $  61,146  $ 56,812    $ 67,683
Mortgage notes payable              $  72,439   $  71,763    $  76,336  $ 70,825    $ 92,525

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

RESULTS OF OPERATIONS

The Partnership's income before extraordinary items totaled approximately $414,000 for the year ended December 31, 1997, compared to a loss of approximately $873,000 for 1996 and a loss before extraordinary items of $1,240,000 for 1995. For the year ended December 31, 1997, an increase in rental income and an overall decrease in expenses, resulted in income before extraordinary items.

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

1997 COMPARED TO 1996

Revenues:

Rental income increased for the year ended December 31 1997, compared to the year ended December 31, 1996, due to increased rental rates at all of the Partnership's investment properties, except the Citadel Apartments, accompanied by overall consistent occupancy levels.

Expenses:

General and administrative expenses decreased for the year ended December 31, 1997, compared to the year ended December 31, 1996, due primarily to a decrease in the special 9% management fees on distributions from operating cash flows. The Partnership distributed approximately $1,600,000 and $4,538,000, respectively, from operating cash flow for the year ended December 31, 1997 and 1996. Operating expenses increased primarily due to increased utility costs at several properties due to an increase in rates. Also, contributing to increased operating costs were higher rental concessions resulting from efforts to increase occupancy. An increase in maintenance expense, which also contributes to increased operating costs, is due to parking lot repairs and improvements and interior and exterior painting projects at Chimney Hill Apartments, Post Ridge Apartments and Foothill Place Apartments. There was also a door and window replacement project at Arbors of Hermitage Apartments, as well as, an interior repair project on some of the units at Knollwood Apartments and South Port Apartments. Interest expense decreased primarily due to the refinancing in late 1996 of the mortgage encumbering Post Ridge Apartments, which resulted in a lower interest rate. This decrease was partially offset by an increase in interest expense at Lake Forest Apartments due to a refinancing of its mortgage in November 1996. Although the new loan bears a lower interest rate, the principal balance increased from approximately $4,100,000 to approximately $4,700,000. Property tax expense increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to increased assessments at several of the Partnership's investment properties. These tax bills are currently under appeal.

Included in operating expense for the year ended December 31, 1997, is approximately $1,269,000 of major repairs and maintenance comprised primarily of major landscaping, parking lot repairs, exterior painting and exterior building repairs. Included in operating expense for the year ended December 31, 1996 is approximately $798,000 of major repairs and maintenance comprised primarily of major landscaping, exterior building improvements and parking lot repairs.

On November 18, 1997, the Partnership refinanced the mortgage encumbering the South Port Apartments. The refinancing replaced indebtedness of $3,432,000, including accrued interest of approximately $18,000, with a new mortgage in the amount of $4,500,000. The mortgage was refinanced at a rate equal to 7.19%, compared to the prior rate of 10.85% and matures on December 1, 2004. Total capitalized loan costs were $120,000. The Partnership paid approximately $34,000 in prepayment penalties and wrote off $13,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $47,000.

During 1997, several storms caused damage to the Foothill Place Apartments. In addition, minor fire damage occurred at the Foothill Place Apartments and the Arbours of Hermitage Apartments. The insurance proceeds received less the cost of repairs plus the write-off of assets that were replaced as a result of these casualties resulted in a net casualty loss for these events of $46,000, which is included in Operating expenses for the year ended December 31, 1997.

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

Expenses:

Operating expenses increased for 1996 compared to 1995, due primarily to increased maintenance expenses incurred in efforts to increase the curb appeal of several of the Partnership's properties and increased concession expense in efforts to increase occupancy. Depreciation expense increased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due primarily to the addition of approximately $5,000,000 in property improvements and replacements during 1996. Interest expense in 1996 decreased compared to 1995, due to the refinancing of seven of the Partnership's properties in December of 1995 and two properties in November of 1996 at lower interest rates, and due to the Point West Apartments' first-lien note being paid off as discussed below. General and administrative expenses decreased for the year ended December 31, 1996, compared to the year ended December 31, 1995, due to decreased legal, printing and postage costs associated with the Partnership's required responses to various tender offers as well as increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. As a result of the note payoff, the Partnership paid approximately $5,000 in prepayment penalties which resulted in an extraordinary loss on retirement of debt.

Prior to November 1996, Lake Forest Apartments ("Lake Forest") secured a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") totaling approximately $4,100,000. In November 1996, the Partnership refinanced this mortgage note by obtaining a new mortgage note of approximately $4,700,000 secured by Lake Forest. Under the terms of the refinancing agreement, the new mortgage note bears interest at 7.33%, requires monthly payments of interest only and matures in November 2003. As a result of the refinancing, the Partnership paid approximately $4,000 in prepayment penalties which resulted in an extraordinary loss on refinancing.

The Post Ridge Apartments ("Post Ridge") formerly secured a mortgage note totaling approximately $4,200,000, which was guaranteed by HUD. Operating cash flow from Post Ridge did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge. From 1991 through March 1995, the Partnership remitted excess cash flow from the property's operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4,200,000 which was secured by Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4,100,000 mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4,100,000 collateralized by Post Ridge. Under the terms of the agreement this mortgage note bears interest at 7.33%, requires monthly payments of interest only and matures in November 2003.

Approximately $2,500,000 of non-recourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments and since 1985, the property made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given existing economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996, resulting in an extraordinary gain on forgiveness of debt of approximately $2,999,000 to the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

A detailed discussion of the General Partner's current operating plan is described in "Item 1 - Description of Business".

1997 COMPARED TO 1996

At December 31, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $12,090,000 compared to $9,239,000 at December 31, 1996. The increase in net cash provided by operating activities for the year ended December 31, 1997, compared to the year ended December 31, 1996, is due to an increase in net income as adjusted for depreciation and the extraordinary gain on forgiveness of debt in 1996. Partially offsetting this increase was an increase in receivables and deposits due to an increase in tax and insurance escrows. Also contributing to the increase in net cash provided by operating activities was an increase in accrued taxes payable. The increases in both the escrows and accrued taxes are due to the timing of payments. Net cash used in investing activities decreased primarily due to a decreased level of property improvements and replacements during 1997. This was offset by a decrease in the proceeds received from the sale of investments. Net cash used in financing activities decreased as a result of decreased distributions to partners during the year ended December 31, 1997, compared to the corresponding period of 1996. Also, proceeds received in excess of the cash used as a result of the refinancing of the mortgage indebtedness secured by South Port Apartments contributed to the decrease in net cash used in financing activities.

1996 COMPARED TO 1995

As of December 31, 1996, the Partnership held unrestricted cash and cash equivalents of approximately $9,239,000 compared to approximately $10,865,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to increased rental revenues, the receipt of an insurance refund of approximately $124,000, and an escrow receipt in 1996 from the refinancing of the Knollwood Apartments debt in December of 1995. These items were partially offset by a decrease in accounts payable and accrued expenses due to the timing of payments. Net cash used in investing activities increased as the result of increased property improvements and replacements, partially offset by increased receipts from restricted escrows. Net cash used in financing activities increased due to significantly increased distributions to partners in 1996, as well as decreased net proceeds from refinancings.

CAPITAL RESOURCES

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,439,000 matures from December 1998 to December 2005 with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the years ended December 31, 1997 and 1996, cash distributions of approximately $2,515,000 and $4,645,000, respectively, were declared and paid.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,200,000. During 1996, the Metro Centre Office Building was foreclosed on by the lender thereby lowering reserve requirements further. The replacement reserve requirement at the remaining residential properties is approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, tenant security deposits and investments, totaling approximately $12,100,000 at December 31, 1997, exceeded the Partnership's reserve requirements of approximately $2,100,000.


DEBT MATURITIES IN 1995

Approximately $14,300,000 of non-recourse mortgage debt secured by the Foothill Place Apartments and the Chimney Hill Apartments matured in 1994. The Partnership exercised its option to extend the debt maturities until September 1995, by paying a 1% loan extension fee of $143,000 to the current lender as provided for in the loan agreement. In September 1995, the Partnership signed an extension agreement extending the maturity date of the notes to June 1997.
These properties and five of the Partnership's other properties were refinanced in December of 1995.

Prior to March 1995, the Nob Hill Villa Apartments secured two non-recourse mortgage notes totaling approximately $5,800,000. One of the notes, a $3,800,000 first lien mortgage, was scheduled to mature in November 1995. In March 1995, the General Partner refinanced these mortgage notes by obtaining a new mortgage note of approximately $7,500,000 secured by Nob Hill Villa. See "Note C" in the Notes to Consolidated Financial Statements in "Item 8" for the principle terms of the mortgages secured by the Partnership's properties.

SALE AND DISPOSITION OF REAL ESTATE

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1,200,000 wrap note receivable and received net sales proceeds of approximately $881,000. The wrap note receivable bears interest at an annual rate of 9%, requires monthly payments of principal and interest totaling $11,814 and matures in March 1996. The Partnership has negotiated with the purchaser to extend the wrap note until April 1998. The Partnership remains obligated under two underlying first-liens totaling approximately $1,248,000 which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract the Partnership received from the purchaser, a capital improvement escrow totaling $150,000. After completion in 1997 of certain repairs and capital improvements at the property, the Partnership fully reimbursed the purchaser the balance remaining in the escrow account.

The holder of the underlying first-lien mortgages did not pre-approve the sale and, as a result, since the sale in 1994 the Partnership has been in technical default on the two first-lien mortgages. Although the holder of the mortgages has the right to accelerate the notes at any time, no such intentions have been indicated by the holder of the mortgages.

YEAR 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Balance Sheets - December 31, 1997 and 1996

        Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements











                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998,
except for Note M, as to which the date is March 17, 1998


                       CONSOLIDATED CAPITAL PROPERTIES IV
                            CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)



                                                      Years Ended December 31,
                                                        1997            1996
Assets
 Cash and cash equivalents                           $ 12,090        $  9,239
 Investments                                               --             492
 Receivables and deposits                               1,999           1,856
 Note and interest receivable                           1,081           1,124
 Restricted escrows                                     3,174           2,910
 Other assets                                           1,874           2,029
 Investment Properties:
      Land                                             12,491          12,491
      Buildings and personal property                 118,162         115,637
                                                      130,653         128,128
      Less accumulated depreciation                   (98,490)        (91,934)
                                                       32,163          36,194

                                                     $ 52,381        $ 53,844

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                                    $    526        $    644
 Tenant security deposits                                 580             659
 Accrued taxes                                          1,312           1,105
 Other liabilities                                        902             915
 Mortgage notes payable                                72,439          71,763
                                                       75,759          75,086
Partners' Deficit
 General partner                                       (6,174)         (6,089)
 Limited partners (343,106 units issued and
    342,773 and 342,783 units outstanding
    in 1997 and 1996, respectively)                   (17,204)        (15,153)
                                                      (23,378)        (21,242)

                                                     $ 52,381        $ 53,844

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,
                                                    1997       1996      1995
Revenues:
  Rental income                                 $ 27,143    $ 26,102  $ 25,101
  Other income                                     1,941       2,035     2,181
     Total revenues                               29,084      28,137    27,282

Expenses:
  Operating                                       13,359      12,857    11,952
  General and administrative                         990       1,317     1,488
  Depreciation                                     6,558       7,048     6,667
  Interest                                         5,868       6,052     6,544
  Property taxes                                   1,895       1,736     1,671
  Write down of investment property                   --          --       200
     Total expenses                               28,670      29,010    28,522


Income (loss) before extraordinary items             414        (873)   (1,240)

Extraordinary (loss) gain on refinancing             (47)        (85)      250
Extraordinary loss on retirement of debt              --          (5)     (207)
Extraordinary gain on forgiveness of debt             --       2,999        --

       Net income (loss)                        $    367    $  2,036  $ (1,197)

Net income (loss) allocated to general
  partner (4%)                                  $     15    $     81  $    (48)

Net income (loss) allocated to limited
  partners (96%)                                     352       1,955    (1,149)

       Net income (loss)                        $    367    $  2,036  $ (1,197)

Net income (loss) per limited
  partnership unit:

  Income (loss) before extraordinary
     items                                      $   1.15    $  (2.45) $  (3.47)
  Extraordinary (loss) gain on refinance            (.12)       (.24)      .70
  Extraordinary loss on retirement of debt            --        (.01)     (.58)
  Extraordinary gain on forgiveness of debt           --        8.40        --

Net income (loss) per limited partnership unit: $   1.03    $   5.70  $  (3.35)

          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                  Limited                          Total
                                Partnership  General   Limited   Partners'
                                   Units     Partner   Partners   Deficit

Original capital contributions     343,106  $     1   $171,553    $171,554

Partners' deficit
 at December 31, 1994              342,783   (5,866)   (10,649)    (16,515)

Net loss for the year ended
  December 31, 1995                     --      (48)    (1,149)     (1,197)

Distributions paid                      --      (37)      (884)       (921)

Partners' deficit at
 December 31, 1995                 342,783   (5,951)   (12,682)    (18,633)

Net income for the year ended
  December 31, 1996                     --       81      1,955       2,036

Distributions paid                      --     (219)    (4,426)     (4,645)

Partners' deficit at
 December 31, 1996                 342,783   (6,089)   (15,153)    (21,242)

Net income for the year ended
 December 31, 1997                      --       15        352         367

Distributions paid                      --     (100)    (2,403)     (2,503)

Abandonment of limited
 partnership units                     (10)      --         --          --

Partners' deficit at
 December 31, 1997                 342,773  $(6,174)  $(17,204)   $(23,378)

              See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended December 31,
                                                          1997     1996       1995
Cash flows from operating activities:
  Net income (loss)                                    $    367  $  2,036 $ (1,197)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                         6,842     7,327    6,952
    Loss on disposition of investment property               --       101       --
    Write down of investment property                        --        --      200
    Casualty loss (gain)                                     46        --     (185)
    Extraordinary loss (gain) on refinancing                 47        85     (250)
    Extraordinary loss on retirement of debt                 --         5      207
    Extraordinary gain on forgiveness of debt                --    (2,999)      --
    Change in accounts:
      Receivables and deposits and other assets             (96)      754     (888)
      Accounts payable and accrued expenses                 (57)     (499)   1,026

         Net cash provided by operating activities        7,149     6,810    5,865

Cash flows from investing activities:
  Property improvements and replacements                 (2,559)   (4,945)  (3,325)
  Purchase of investments                                    --        --   (7,176)
  Proceeds from sale of investments                         492     2,122    8,882
  Collections on notes receivable                            43        39       33
  Net deposits to restricted escrows                       (264)     (144)  (1,185)
  Net insurance proceeds from casualty loss (gain)          (29)       --      185

         Net cash used in investing activities           (2,317)   (2,928)  (2,586)

Cash flows from financing activities:
  Payments on notes payable                               (409)     (497)     (749)
  Repayment of notes payable                            (3,415)  (12,878)  (37,106)
  Proceeds from long-term borrowings                     4,500    12,800    43,530
  Prepayment penalties                                     (34)       (9)     (179)
  Loan costs paid                                         (120)     (279)   (1,325)
  Distributions to partners                             (2,503)   (4,645)     (921)

         Net cash (used in) provided by
            financing activities                        (1,981)   (5,508)    3,250

Net increase (decrease) in cash and cash equivalents     2,851    (1,626)    6,529

Cash and cash equivalents at beginning of year           9,239    10,865     4,336

Cash and cash equivalents at end of year               $12,090   $ 9,239   $10,865

          See Accompanying Notes to Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December 31, 1997, accounts receivable and accounts payable were adjusted by $64,000 and $49,000, respectively, for non-cash activity.

Cash paid for interest was approximately $5,596,000, $5,750,000 and $6,154,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Foreclosure

In February of 1996, Metro Centre Office Building was foreclosed upon by the lender. In connection with this foreclosure, the following accounts were adjusted by the amounts noted below (in thousands).
                                                                     1996
Tenant security deposits remitted to the lender                  $    (12)
Prepaid expenses and other assets                                      (5)
Buildings and personal property                                    (1,605)
Accumulated depreciation                                            1,079
Accounts payable and accrued expenses                                  24
Interest payable                                                    1,021
Notes payable                                                       2,497
Extraordinary gain on forgiveness of debt                          (2,999)


The net book value of the property approximated its fair value at the date of foreclosure.

          See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to acquire and operate commercial and residential properties. Partnership operations commenced February 16, 1982, the date on which impound requirements were met. As of December 31, 1997, the Partnership operates 17 residential properties located in or near major urban areas in the United States.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. ("CEI" or the "General Partner") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a Special Limited Partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its Special Limited Partnership interest was divided among it's former partners. The Special Limited Partnership interest entitles the holder to the economic rights as they existed in their former classification as General Partnership interest but without the legal and authoritative rights of General Partnership interest.

All of CEI's outstanding stock is owned by Insignia Properties Trust, an affiliate of Insignia Financial Group, Inc. ("Insignia"). In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity.
In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. At December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned a total of 95,817 Units of the Partnership.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

Consolidation

The consolidated financial statements include the Partnership's equity interest in a joint-venture partnership which owns South Port Apartments. The Partnership has the ability to control the major operating and financial policies of this partnership. No minority interest has been reflected for the joint venture partnership because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest.

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd, Concap Stratford Associates, Ltd. and its wholly-owned partnerships. The Partnership may remove the General Partner of its 99% owned partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposits with original maturities of less than ninety days.

See "Notes C and F" for supplemental information with respect to noncash investing and financing activity.

Security deposits

The Partnership requires security deposits from new lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged its space and is current on its rental payments.

Restricted assets

The Partnership maintained cash related to its U.S. Housing and Urban Development ("HUD") property in unrestricted cash of approximately $801,000 at December 31, 1995. Due to refinancing activities in 1996, as discussed in "Note C", there are no remaining properties secured by HUD loans at December 31, 1997. The Partnership maintained the following restricted cash balances in Restricted Escrows and receivables and deposits (amounts in thousands):


                                                 As of December 31,
                                               1997              1996

Tax and Insurance Escrows                    $1,269            $1,017
Repair and Maintenance Escrows               $3,174            $2,910

Investments in Real Estate

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Depreciation

Buildings, improvements and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 40 years.

Investments

In 1994, the Partnership adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair values approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments matured as follows (dollar amounts in thousands):


  Description                     Cost          Maturity
  U.S. Treasury Notes             $492          January 1997

Investments at December 31, 1996 consisted of approximately $492,000 in U.S. Treasury Notes.

Leases

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership owned one commercial office building (Metro Centre Office Building) which was foreclosed upon in 1996 (See "Note C").

Loan Costs

Loan costs, net of accumulated amortization, of $1,677,000 and $1,855,000 at December 31, 1997 and 1996, respectively, are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized loan costs are included in Other assets. Amortization of loan costs is included in Interest expense.

Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Fair Value

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments based on estimated borrowing rates currently available to the Partnership, approximates its carrying amount.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net losses and distributions of distributable cash from operations to be allocated, generally 96% to the Limited Partners and 4% to the General Partner (inclusive of the Special Limited Partners).

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding at the beginning of each year.

Reclassifications

Certain reclassifications have been made to the 1996 and 1995 information to conform to the 1997 presentation.

Advertising Costs

Advertising costs of approximately $441,000, $375,000, and $321,000 in 1997, 1996 and 1995, respectively, are charged to expense as incurred and are included in Operating expenses.

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

The following transactions with the General Partner and affiliates of Insignia were charged to expense in 1997, 1996 and 1995:

                                                1997      1996     1995
                                                    (in thousands)
Property management fees (included
 in operating expenses)                       $ 1,413   $ 1,316   $ 1,223
Reimbursements for services of affiliates,
 including $65,000, $32,000 and $11,000
 in construction services reimbursements
 in 1997, 1996 and 1995, respectively
 (included in investment property and
 general and administrative and operating
 expenses)                                        608       605       645

The Partnership has paid the property management fees noted above based on collected gross rental revenues for property management services in each of the years ended December 31, 1997, 1996 and 1995, respectively. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. On February 7, 1996, the Metro Centre Office Building was foreclosed upon by the lender and affiliates of Insignia ceased to manage the property. On March 25, 1997, an affiliate of Insignia assumed day-to-day property management responsibilities for South Port Apartments.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $138,000, $392,000 and $80,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the years ended December 31, 1997, 1996, and 1995 respectively. These fees are included in general and administrative expenses.

During the year ended December 31, 1995, the Partnership incurred approximately $42,000 of expense reimbursements to an affiliate of the General Partner related to evaluating the feasibility of refinancing the debt on several of the Partnership's investment properties. The Partnership has also paid this affiliate approximately $13,000, $22,000 and $123,000 in 1997, 1996 and 1995,
respectively, for loan costs which were capitalized and included in "Other assets" on the Consolidated Balance Sheets. These loan costs related to the refinancing of one of the Partnership's properties in 1997, two in 1996 and eight properties in 1995 (See "Note C").

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

On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,343 Units (18.77% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3,900,000.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On October 6, 1997, the Insignia affiliate closed the tender offer and acquired 29,618 units of limited partnership interest (8.64% of total Units). In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

NOTE C - NOTES AND INTEREST PAYABLE AND RECEIVABLE

Notes Payable


                                Principal    Monthly                     Principal
                                Balance At   Payment    Stated             Balance
                               December 31, Including  Interest Maturity   Due At
 Property                          1997      Interest    Rate     Date    Maturity
  (dollar amounts in thousands)
  The Apartments                  $ 3,429    $  29      8.34%    9/00     $ 3,244
  Arbours of Hermitage              5,650       33(1)   6.95%   12/05       5,650
  Briar Bay Racquet Club            3,500       20(1)   6.95%   12/05       3,500
  Chimney Hill Apartments           5,400       31(1)   6.95%   12/05       5,400
  Citadel Apartments                4,749       40      8.38%   10/00       4,488
  Citadel Village Apartments        2,450       14(1)   6.95%   12/05       2,450
  Foothill Place Apartments        10,100       58(1)   6.95%   12/05      10,100
  Knollwood Apartments              6,780       39(1)   6.95%   12/05       6,780
  Lake Forest Apartments            4,700       29(1)   7.33%   11/03       4,700
  Nob Hill Villa Apartments         7,267       64      9.20%    4/05       6,250
  Overlook Apartments               1,850       19     10.50%   12/98       1,817
  Post Ridge Apartments             4,050       25(1)   7.33%   11/03       4,050
  Rivers Edge Apartments            2,002       17      8.40%    9/00       1,895
  South Port Apartments             4,500       31      7.19%   12/04       4,119
  Stratford Place Apartments        2,614       23      8.65%    9/00       2,478
  Village East Apartments           2,150       12(1)   6.95%   12/05       2,150

                                  $71,191                                 $69,071

(1)  Monthly payments of interest only at the stated rate until maturity.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 1998 and 2005 and bear interest at rates ranging from 6.95% to 10.50%. Various mortgages require prepayment penalties if repaid prior to maturity.

The carrying value of the Partnership's aggregate debt approximates its estimated fair value.

Summary of Maturities Subsequent to December 31, 1997

Future annual principal payments required under the terms of mortgage notes payable are as follows (amounts in thousands):


    Years Ended December 31,
            1998                            $  2,958
            1999                                 429
            2000                              12,485
            2001                                 203
            2002                                 699
            Thereafter                        55,665
            Total                           $ 72,439(a)

(a) This table includes the underlying mortgage debt related to the Denbigh Village Apartments as discussed below.

Approximately $2,500,000 of non-recourse mortgage debt secured by the Metro Centre Office Building, located in Southern California, matured July 1, 1995. The property historically had difficulty making its scheduled debt service payments and, since 1985, the property had made quarterly cash flow payments pursuant to a modified and restructured loan agreement, however, no payments were made in 1995. Given existing economic conditions in Southern California, property operations were not expected to improve sufficiently to enable the Partnership to refinance the existing indebtedness under prevailing market conditions. In September 1995, a Notice of Default and Election to Sell Under Deed of Trust was filed by the lender. The Partnership did not contest this foreclosure action and the property was foreclosed upon on February 7, 1996, resulting in an extraordinary gain on forgiveness of debt of approximately $2,999,000 to the Partnership.

In March of 1995, the Partnership refinanced two non-recourse mortgage notes totaling approximately $5,800,000 which were secured by the Nob Hill Villa Apartments. Under the terms of the refinancing agreement, the new $7,500,000 mortgage note bears interest at 9.2% and matures in April 2005. As a result of the refinancing, the Partnership realized a $250,000 discount on the second mortgage which resulted in an extraordinary gain on refinancing.

Total capitalized loan costs incurred in 1995 for the refinancing totaled approximately $304,000 and are being amortized over the life of the loan.

Restricted Escrows required under the Nob Hill Villa refinancing are as follows:

CAPITAL IMPROVEMENT RESERVES - At the time of the refinancing of the mortgage note payable, $219,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1997, the escrow balance is approximately $14,000.

In December of 1995, the Partnership refinanced approximately $31,500,000 of mortgage indebtedness which encumbers the Arbour East, Briar Bay, Chimney Hills, Citadel Village, Foothill Place, Knollwood and Village East Apartments. As a result of the refinancings, the Partnership paid approximately $179,000 in prepayment penalties and wrote-off approximately $28,000 in unamortized loan costs. As a result, the Partnership recorded an extraordinary loss from the refinancing of approximately $207,000. The new mortgage indebtedness of $36,030,000 carries a stated interest rate of 6.95%, with interest-only payments and a balloon payment due December 1, 2005.

Total capitalized loan costs incurred in December 1995, for the seven refinancings totaled approximately $1,002,000 and are being amortized over the life of the respective loans.

Restricted Escrows required under the December 1995, refinancings are as follows:

CAPITAL IMPROVEMENT RESERVES - At the time of the refinancings of the mortgage notes payable, $1,047,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. In 1996, an additional $97,500 was designated for "Capital Improvement Escrows" for Knollwood. At December 31, 1997, the balance of these reserves is approximately $146,000.

REPLACEMENT RESERVE ACCOUNT - In addition to the Capital Improvement Reserves, Replacement Reserve Accounts of $507,000, which ranged from $191 to $325 per unit, were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 1997, the balance of these reserves is approximately $1,107,000.

In February of 1996, the $484,000 balance of the first-lien note secured by the Point West Apartments, with an original maturity of May 2001, was paid off to retire debt with interest rates higher than the current market rate. As a result of the note payoff, the Partnership paid approximately $5,000 in prepayment penalties which resulted in an extraordinary loss on refinancing.

Prior to November 1996, Lake Forest Apartments ("Lake Forest") secured a mortgage note guaranteed by the U.S. Department of Housing and Urban Development ("HUD") totaling approximately $4,100,000. In November 1996, the Partnership refinanced this mortgage note by obtaining a new mortgage note of approximately $4,700,000 secured by Lake Forest. Under the terms of the refinancing agreement, the new mortgage note bears interest at 7.33% and matures in November 2003. As a result of the refinancing, the Partnership paid approximately $4,000 in prepayment penalties which resulted in an extraordinary loss on refinancing. Total capitalized loan costs incurred in 1996 for Lake Forest totaled approximately $133,000 and are being amortized over the life of the loan.

Restricted escrows established at the Lake Forest refinancing are as follows:

CAPITAL IMPROVEMENT RESERVES - At the time of the refinancing of the mortgage note payable, $555,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1997, the balance of these reserves is approximately $354,000.

The Post Ridge Apartments ("Post Ridge") formerly secured a mortgage note totaling approximately $4,200,000, which was guaranteed by HUD. Operating cash flow from Post Ridge did not support its scheduled debt service payments. As a result, in January 1991, the Partnership suspended scheduled debt service for Post Ridge. From 1991 through March 1995, the Partnership remitted excess cash flow from the property's operations as debt service. On March 28, 1995, this debt was sold to an unaffiliated third party. Accordingly, since the closing of the sale on May 8, 1995, this debt is no longer regulated by HUD. In September of 1996, the Partnership entered into an interim financing arrangement and refinanced the non-recourse mortgage note of approximately $4,200,000 which was secured by Post Ridge Apartments. Under the terms of the interim financing arrangement, the new $4,100,000 mortgage note bore interest at 8% through October 31, 1996, and from November 1, 1996, through the maturity date of November 15, 1996, the note bore interest at a rate equal to 2.5% plus the average one month LIBOR (7.875%). As a result of this refinancing, the Partnership realized a $16,000 gain on the forgiveness of accrued interest, a $61,000 gain on the forgiveness of advances from prior years, and a $158,000 loss on the write-off of loan costs which resulted in a net extraordinary loss on refinancing of $81,000. In November 1996, the General Partner obtained permanent financing by securing a new mortgage note of approximately $4,100,000 collateralized by Post Ridge. Under the terms of the agreement this mortgage note bears interest at 7.33% and matures in November 2003. Total capitalized loan costs incurred in 1996 for Post Ridge totaled approximately $122,000 and are being amortized over the life of the loan.

Restricted escrows established at the Post Ridge refinancing are as follows:

REPLACEMENT RESERVE ACCOUNT - At the time of the refinancing, approximately $384,000 of replacement reserve accounts were established to cover necessary repairs and replacements of existing improvements. At December 31, 1997, the balance of these reserves is approximately $441,000.

On November 18, 1997, the Partnership refinanced the mortgage encumbering the South Port Apartments. The refinancing replaced indebtedness of $3,432,000, including accrued interest of approximately $18,000, with a new mortgage in the amount of $4,500,000. The mortgage was refinanced at a rate equal to 7.19%, compared to the prior rate of 10.85% and matures on December 1, 2004. Total capitalized loan costs were $120,000. The Partnership paid approximately $34,000 in prepayment penalties and wrote off $13,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $47,000.

Restricted escrows established at the South Port refinancing are as follows:

CAPITAL IMPROVEMENT RESERVES - At the time of the refinancing, approximately $283,000 of the proceeds were designated for "Capital Improvement Escrows" for certain capital improvements. At December 31, 1997, the escrow balance is approximately $283,000.


Note Receivable on Sold Property:


                                              As of December 31, 1997
                                                              Underlying
                                                 Note          Mortgage
Collateral Property                           Receivable         Debt
(in thousands)

Denbigh Village Apartment complex -
  138 units Newport News, Virginia           $    1,073      $   1,248


When Denbigh Village Apartments was sold in August 1994 (see "Note F"), the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the principal outstanding was not repaid. The Partnership has now negotiated with the borrower to extend the terms of the note until April 1, 1998. All other terms of the note remained unchanged. The estimated value of the note receivable approximates its carrying value.

Denbigh Village Apartments secures two underlying mortgage notes. The balance of the first mortgage is approximately $534,000 at December 31, 1997, has a stated interest rate of 9.5% and matures in December 2002. The balance of the second mortgage is approximately $714,000, has a stated interest rate of 9.5% and matures December 31, 1998.

The estimated fair value of the Partnership's underlying mortgage debt secured by the Denbigh Village Apartments is approximately $1,321,000. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

NOTE D - COMMITMENTS

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,200,000. During 1996, the Metro Centre Office Building was foreclosed on by the lender thereby lowering reserve requirements further. The replacement reserve requirement at the remaining residential properties was reduced to approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including unrestricted cash and cash equivalents, and investments, totaling approximately $12,100,000 at December 31, 1997, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE E - ABANDONED LIMITED PARTNERSHIP UNITS

In 1997, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The income (loss) per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE F - SALE OF REAL ESTATE

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1,200,000 wrap-note receivable and received net sales proceeds of $881,000. The wrap-note receivable accrued interest at an annual rate of 9%, required monthly payments of principal and interest totaling $11,814, and matured in March 1996. The Partnership negotiated with the purchaser to extend the note, at the same interest rate, until April 1997. The note matured and the principal outstanding was not repaid. The Partnership has now negotiated with the borrower to extend the terms of the note until April 1, 1998. All other terms of the note remain unchanged. Since the wrap-around promissory note is subordinate and inferior to the first-lien mortgages, the Partnership remains obligated under two underlying first-lien mortgages totaling approximately $1,248,000 which are secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a capital improvement escrow totaling $150,000. After completion in 1997 of certain repairs and capital improvements at the property, the Partnership fully reimbursed the purchaser the balance remaining in the escrow account.

The holder of the underlying first-lien mortgages did not pre-approve the sale and, as a result, since the sale in 1994 the Partnership has been in technical default on the two first-lien mortgages. Although the holder of the mortgages has the right to accelerate the notes at any time, no such intentions have been indicated by the holder of the mortgages.

NOTE G - DISPOSITION OF REAL ESTATE

In February 1996, Metro Centre Office Building was foreclosed upon by the lender. The 1996 and 1995 results of operations for Metro Centre Office Building are summarized in the following table (in thousands):


                                     For the Period
                                   From January 1 to
                                    February 7, 1996       1995

Revenues                                 $   22          $  290
Loss from continuing operations              (8)           (164)
Net income (loss)                         2,991            (164)
Income (loss) per limited
  Partnership Unit                       $ 8.38          $(0.46)

NOTE H - DISTRIBUTIONS

In October 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $1,050,000.

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

NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(amounts in thousands)

                                                   Initial Cost
                                                  To Partnership
                                                                         Cost
                                                         Buildings   Capitalized
                                                        and Related (Written-Down)
                                                         Personal   Subsequent to
           Description             Encumbrances  Land    Property    Acquisition
Knollwood Apartments                $ 6,780    $   345   $ 7,065       $ 3,029
Chimney Hill Apartments               5,400        659     7,188         2,758
Briar Bay Racquet Club Apartments     3,500      1,084     5,271         1,329
Citadel Village Apartments            2,450        337     3,334           187
Village East Apartments               2,150        184     2,236           942
Rivers Edge Apartments                2,002        512     2,160           568
Nob Hill Villa Apartments             7,267        490     8,922         2,920
Citadel Apartments                    4,749        695     5,619         1,180
Post Ridge Apartments                 4,050        143     2,498         1,725
Arbours of Hermitage Apartments       5,650        547     8,574         3,032
South Port Apartments                 4,500      1,175     6,496           189
The Apartments Apartments             3,429        438     6,218         1,852
Lake Forest Apartments                4,700        692     5,811         2,444
Foothill Place Apartments            10,100      3,492     9,435         2,074
Stratford Place Apartments            2,614      1,186     4,628         1,586
Overlook Apartments                   1,850        397     3,573           458
Point West Apartments                    --        285     2,919          (228)

       Totals                       $71,191    $12,661   $91,947       $26,045

                              Gross Amount At Which Carried
                                  At December 31, 1997
                                           Buildings
                                          And Related
                                            Personal               Accumulated     Date of       Date    Depreciable
Description                       Land      Property     Total     Depreciation  Construction  Acquired  Life-Years
Knollwood Apts.               $   345      $10,094    $ 10,439      $ 9,011          1972       7/82         5-18
Chimney Hill Apts.                659        9,946      10,605        9,285          1973       8/82         5-18
Briar Bay Racquet Club Apts.    1,084        6,600       7,684        6,237          1975       9/82         5-18
Citadel Village Apts.             337        3,521       3,858        3,306          1974      12/82         5-18
Village East Apts.                184        3,178       3,362        2,924          1973      12/82         5-18
Rivers Edge Apts.                 512        2,728       3,240        2,501          1976       4/83         5-18
Nob Hill Villa Apts.              490       11,842      12,332       10,578          1971       4/83         5-18
Citadel Apts.                     695        6,799       7,494        6,237          1973       5/83         5-18
Post Ridge Apts.                  143        4,223       4,366        3,621          1972       7/82         5-18
Arbours of Hermitage Apts.        547       11,606      12,153        9,919          1973       9/83         5-18
South Port Apts.                1,175        6,685       7,860        5,919           --       11/83         5-18
The Apartments Apts.              438        8,070       8,508        5,876          1973       4/84         5-18
Lake Forest Apts.                 692        8,255       8,947        5,629          1971       4/84         5-18
Foothill Place Apts.            3,402       11,599      15,001        8,263          1973       8/85         5-18
Stratford Place Apts.           1,186        6,214       7,400        3,895          1975       8/85         5-20
Overlook Apts.                    397        4,031       4,428        3,181          1970      11/85         5-15
Point West Apts.                  205        2,771       2,976        2,108          1973      11/85         5-40
                Totals        $12,491     $118,162    $130,653      $98,490


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                            For the Years Ended December 31,
                                           1997          1996          1995
Investment Properties
Balance at beginning of year            $ 128,128     $ 125,218    $ 122,218
   Additions                                2,559         4,945        3,325
   Dispositions through foreclosures           --        (1,605)          --
   Property disposals                         (34)         (430)       ( 325)
Balance at End of Year                  $ 130,653     $ 128,128    $ 125,218

Accumulated Depreciation
Balance at beginning of year             $ 91,934      $ 86,294    $  79,720
   Depreciation of real estate              6,558         7,048        6,667
   Accumulated depreciation on real
   estate foreclosed                           --        (1,079)          --
   Accumulated depreciation on
   property disposals                          (2)         (329)         (93)
Balance at end of year                  $  98,490     $  91,934    $  86,294

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $148,650,000 and $146,091,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $111,953,000 and $106,311,000, respectively.

NOTE J - CASUALTY LOSSES

During 1997, several storms caused damage to the Foothill Place Apartments. In addition, minor fire damage occurred at the Foothill Place Apartments and the Arbours of Hermitage Apartments. The insurance proceeds received less the cost of repairs plus the write-off of assets that were replaced as a result of these casualties resulted in a net casualty loss for these events of $46,000, which is included in operating expenses for the year ended December 31, 1997.

NOTE K - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the consolidated financial statements and federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1997 and 1996 (in thousands, except per unit data):


                                             1997        1996        1995

Net income (loss) as reported               $  367      $ 2,036    $(1,197)
Add (deduct):
 Deferred revenue and other
   liabilities                                 359         (166)       275
 Depreciation differences                      917          978        988
 Accrued expenses                                7           94        (68)
  Other                                         15           (1)       (37)
 Gain (loss) on disposition/foreclosure         32       (1,542)       111

 Federal taxable income                    $ 1,697      $ 1,399    $    72

 Federal taxable income per limited
   partnership unit                        $  4.75      $  3.92    $   .20


The tax basis of the Partnership's assets and liabilities is approximately $29,000,000 greater than the assets and liabilities as reported in the financial statements at December 31, 1997.

NOTE L - LEGAL PROCEEDINGS

In September 1997 the Partnership, along with the General Partner, Insignia and certain Insignia affiliates, was named as a defendant in two separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The General Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the actions.

NOTE M - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
          REGISTRANT


The Partnership has no officers or directors. The General Partner manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below.

      Name                                Age            Position

      William H. Jarrard, Jr.             51             President/Director

      Ronald Uretta                       41             Vice President/
                                                         Treasurer

      Martha L. Long                      38             Controller

      Robert D. Long                      30             Vice President

      Daniel M. LeBey                     32             Vice President/
                                                         Secretary

      Kelley M. Buechler                  40             Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

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

ITEM 11.   EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the years ended December 31, 1997 or 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the years ended December 31, 1997 or 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 13. Certain Relationships and Related Transactions" for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1997, no person or group was known to CEI to own of record or beneficially own more than five percent of the Units of the Partnership:


                                            Number of   Percent
      Group and Address                        Units   Of Total

      Insignia Properties, L.P.              95,817     27.95%
      One Insignia Financial Plaza
      Greenville, SC 29602


Insignia Properties, L.P. is an affiliate of Insignia.

As of December 31, 1997, no other person was known to CEI to own of record or beneficially own more than 5 percent (5%) of the Units of the Partnership.

(b)   Beneficial Owners of Management

      Except as provided below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of March 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                        Number of       Percent
      Name and Address                  CEI Shares     Of Total


      Insignia Properties Trust          100,000         100%
      One Insignia Financial Plaza
      Greenville, SC 29602


      Insignia Properties Trust is an affiliate of Insignia.  (See "Item 1")

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The following transactions with the General Partner and affiliates of Insignia were charged to expense in 1997, 1996 and 1995:

                                                 1997        1996        1995
                                                       (in thousands)
Property management fees (included
 in operating expenses)                       $ 1,413     $ 1,316     $ 1,223
Reimbursements for services of affiliates,
 including $65,000, $32,000 and $11,000
 in construction services reimbursements
 in 1997, 1996 and 1995, respectively
 (included in investment property and
 general and administrative and operating
 expenses)                                        608         605         645

The Partnership has paid the property management fees noted above based on collected gross rental revenues for property management services in each of the years ended December 31, 1997, 1996 and 1995, respectively. On February 15, 1995, an affiliate of Insignia assumed day-to-day property management responsibilities for Lake Forest and Post Ridge Apartments. On February 7, 1996, the Metro Centre Office Building was foreclosed upon by the lender and affiliates of Insignia ceased to manage the property. On March 25, 1997, an affiliate of Insignia assumed day-to-day property management responsibilities for South Port Apartments.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $138,000, $392,000 and $80,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the years ended December 31, 1997, 1996, and 1995 respectively. These fees are included in general and administrative expenses.

During the year ended December 31, 1995, the Partnership incurred approximately $42,000 of expense reimbursements to an affiliate of the General Partner related to evaluating the feasibility of refinancing the debt on several of the Partnership's investment properties. The Partnership has also paid this affiliate approximately $13,000, $22,000 and $123,000 in 1997, 1996 and 1995,
respectively, for loan costs which were capitalized and included in "Other assets" on the Consolidated Balance Sheets. These loan costs related to the refinancing of one of the Partnership's properties in 1997, two in 1996 and eight properties in 1995 (See "Note C").

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

On January 20, 1995, an affiliate of the General Partner, Insignia CCP IV Acquisition, L.L.C., closed an offer to purchase Units (the "Tender Offer") for a cash price of $60.00 per Unit to Limited Partners of record as of December 15, 1994. Approximately 3,370 Limited Partners holding 64,343 Units (18.77% of total Units) accepted the Tender Offer and sold their Units to Insignia CCP IV Acquisition, L.L.C. effective January 20, 1995, for an aggregate sales price of approximately $3,900,000.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. On October 6, 1997, the Insignia affiliate closed the tender offer and acquired 29,618 units of limited partnership interest (8.64% of total Units).


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

       1.  Financial Statements

           Consolidated Balance Sheets - December 31, 1997 and 1996

           Consolidated Statements of Changes in Operations - Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows - Years Ended
           December 31, 1997, 1996 and 1995

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

  10.70 Multifamily note dated September 30, 1996, between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capitol, a division of Lehman BrothersHoldings, Inc.

  10.71 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994 between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995).

  10.72 Multifamily note dated November 1, 1996, between Post Ridge Associates, Ltd., Limited Partnership, a
                TennesseeLimited Partnership and Lehman Brothers
                Holdings, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

  10.73 Amended and Restated Multifamily note dated November 1, 1996, between Post Ridge Associates, Ltd., Limited Partnership , a Tennessee Limited Partnership and LehmanBrothers Holding, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

  10.74 Multifamily note dated November 1, 1996, between Consolidated Capital Properties IV, a California Limited Partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capitol, a division of Lehman Brothers Holdings, Inc.

  10.75 Mortgage and Security Agreement dated November 18, 1997, between Southport CCP IV, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., a Delaware Corporation.

    11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

   16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regard-ing change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

   16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a changein the certifying accountant. (Incorporated by referenceto Form 8-K dated May 3, 1995)

   19.1         Chapter 11 Plan of CCP/IV Associates, Ltd.
                (Restated to incorporate first amended Chapter
                11 Plan filed October 27, 1992 and second amend-ments to Chapter 11 Plan of CCP/IV Associates,
                Ltd. filed December 14, 1992) dated December 14, 1992, and filed December 14, 1992, in the United States Bankruptcy Court for the Middle District of Tennessee. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December
                31, 1992).

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

    27          Financial Data Schedule

(b)  Reports on Form 8-K filed during the fourth quarter of 1997:

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

                               Date: March 23, 1998

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/William H. Jarrard, Jr.      President
William H. Jarrard, Jr.


/s/Ronald Uretta                Vice President/Treasurer
Ronald Uretta