Form 10-Q
period 1998-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1998-05-04
CIK 355804

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


                 For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period.........to.........
              (Amended by Exch Act Rel No. 312905.  eff 4/26/93.)

                         Commission file number 0-11002


                       CONSOLIDATED CAPITAL PROPERTIES IV
             (Exact name of registrant as specified in its charter)


         California                                           94-2768742
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                                 29602
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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)



                                                  March 31,        December 31,
                                                    1998               1997
                                                 (Unaudited)          (Note)
Assets
  Cash and cash equivalents                      $ 11,325           $ 12,090
  Receivables and deposits                          1,712              1,999
  Note and interest receivable                      1,081              1,081
  Restricted escrows                                3,159              3,174
  Other assets                                      1,709              1,874
  Investment properties:
    Land                                           12,491             12,491
    Buildings and related personal property       119,069            118,162
                                                  131,560            130,653
    Less accumulated depreciation                 (99,638)           (98,490)
                                                   31,922             32,163

                                                 $ 50,908           $ 52,381

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                               $    851           $    526
  Tenant security deposit liabilities                 583                580
  Accrued property taxes                              862              1,312
  Other liabilities                                   881                902
  Mortgage notes and interest payable              72,333             72,439
                                                   75,510             75,759
Partners' Deficit
  General partner                                  (6,144)            (6,174)
  Limited partners (342,773 units issued
     and outstanding at March 31, 1998 and
    December 31, 1997)                            (18,458)           (17,204)
                                                  (24,602)           (23,378)

                                                 $ 50,908           $ 52,381


Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


          See Accompanying Notes to Consolidated Financial Statements


b)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)


                                                  Three Months Ended
                                                        March 31,
                                                    1998        1997
Revenues:
  Rental income                                   $6,845      $6,551
  Casualty gain                                      227           7
  Other income                                       511         442
     Total revenues                                7,583       7,000

Expenses:
  Operating                                        3,073       2,902
  General and administrative                         420         230
  Depreciation                                     1,148       1,613
  Interest                                         1,472       1,475
  Property taxes                                     489         385
     Total expenses                                6,602       6,605

Net income                                        $  981      $  395

Net income allocated to general partners (4%)     $   39      $   16
Net income allocated to limited partners (96%)       942         379

Net income                                        $  981      $  395

Net income per limited partnership unit           $ 2.75      $ 1.11

             See Accompanying Notes to Consolidated Financial Statements


c)
                          CONSOLIDATED CAPITAL PROPERTIES IV
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)

                  For the Three Months Ended March 31, 1998 and 1997
                           (in thousands, except unit data)



                                  Limited                            Total
                                Partnership   General    Limited   Partners'
                                   Units      Partner    Partners   Deficit

Original capital contributions    343,106     $     1   $171,553   $171,554

Partners' deficit at
  December 31, 1996               342,783     $(6,089)  $(15,153)  $(21,242)

Net income for the three months
  ended March 31, 1997                 --          16        379        395

Distributions to Partners              --         (58)    (1,395)    (1,453)

Partners' deficit at
  March 31, 1997                  342,783     $(6,131)  $(16,169)  $(22,300)

Partners' deficit at
  December 31, 1997               342,773     $(6,174)  $(17,204)  $(23,378)

Net income for the three months
  ended March 31, 1998                --           39        942        981

Distributions to Partners             --           (9)    (2,196)    (2,205)

Partners' deficit at
  March 31, 1998                  342,773     $(6,144)  $(18,458)  $(24,602)

           See Accompanying Notes to Consolidated Financial Statements


d)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (in thousands)



                                                       Three Months Ended
                                                            March 31,
                                                        1998         1997
Cash flows from operating activities:
  Net income                                          $   981      $   395
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                        1,148        1,613
    Amortization of loan costs and lease commissions       79           72
    Loss on disposition of investment property             --           33
    Casualty gain                                        (227)          (7)
    Change in accounts:
       Receivables and deposits                           364          125
       Other assets                                       103           47
       Accounts payable                                   101         (286)
       Tenant security deposit liabilities                  3           (9)
       Accrued property taxes                            (450)        (395)
       Other liabilities                                  (21)         (64)

         Net cash provided by operating activities      2,081        1,524

Cash flows from investing activities:
  Property improvements and replacements                 (683)        (558)
  Proceeds from sale of investments                        --          492
  Net receipts from restricted escrows                     15          236
  Collections of note receivable                           --           10
  Net insurance proceeds from casualty gain               150            7

         Net cash (used in) provided by
            investing activities                         (518)         187

Cash flows from financing activities:
  Payments on notes payable                              (106)        (100)
  Distributions to partners                            (2,205)      (1,453)
  Loan costs paid                                         (17)          --

         Net cash used in financing activities         (2,328)      (1,553)

Net (decrease) increase in cash and cash equivalents     (765)         158

Cash and cash equivalents at beginning of period       12,090        9,239

Cash and cash equivalents at end of period            $11,325      $ 9,397

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,381,000 and $1,403,000 for the three months ended March 31, 1998 and 1997, respectively.

At March 31, 1998, accounts payable and property improvements and replacements were each adjusted by approximately $224,000 and receivables and deposits were adjusted by approximately $77,000 for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Consolidation

The consolidated financial statements include the Partnership's equity interest in a joint venture which owns South Port Apartments. The Partnership has the ability to control the major operating and financial policies of the Joint Venture. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest.

The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., ConCap Rivers Edge Associates, Ltd., and ConCap Stratford Associates, Ltd. The Partnership may remove the General Partner of its 99%-owned partnership; therefore, these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Presentation of Accounts

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities, as provided in the Partnership Agreement. Partnership management and administrative services as well as property management services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner.

The General Partner and its affiliates were paid the following amounts during the three months ended March 31, 1998 and 1997:

                                                     1998          1997
                                                      (in thousands)
Property management fees (included
 in operating expenses)                             $ 359         $ 335
Reimbursements for services of affiliates,
 including $17,000 and $21,000 in construction
 services reimbursements in 1998 and 1997,
 respectively (included in investment property
 and general and administrative and operating
 expenses)                                            164           162


The Partnership has paid the property management fees noted above based on collected gross rental revenues for property management services in each of the three months ended March 31, 1998 and 1997, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $190,000 and $48,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the three months ended March 31, 1998 and 1997, respectively. These fees are included in general and administrative expenses.

Included in reimbursements for services of affiliates for the three months ended March 31, 1998, is $7,000 for loan costs which were capitalized and included in "Other assets" on the Consolidated Balance Sheet. These loan costs are related to the refinancing of South Park Apartments in 1997.

For the period January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

Change in Control

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

NOTE C - COMMITMENT AND CONTINGENCIES

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $11,325,000 at March 31, 1998, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE D - DISTRIBUTIONS

In March 1998, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $2,205,000.

In March 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $550,000 and approximately $903,000 representing a return of capital.

NOTE E - NOTE AND INTEREST RECEIVABLE

When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the outstanding principal balance was not repaid. The Partnership negotiated with the borrower to extend the terms of the note until April 1, 1998, with all other terms of the note remaining unchanged. In March 1998, an extension, under modified terms, was negotiated to extend the note until September 1, 1998. The modified terms provide for consideration to be paid to the Partnership of an amount equal to one half of one percent of the outstanding principal balance due as of March 31, 1998. The estimated value of the note receivable approximates its carrying value.

NOTE F - CASUALTY GAINS

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $150,000 were received during the three months ended March 31, 1998 with approximately an additional $77,000 receivable from the insurer. Repair efforts have recently begun and the related costs will be capitalized as a part of the investment property. In accordance with generally accepted accounting principles the total insurance proceeds have been recorded as a casualty gain of approximately $227,000 during the three months ended March 31, 1998. Total insurance proceeds received and receivable approximate the cost of replacement.

In January 1997, Foothill Place Apartments sustained extensive wind and flood damage from severe storms. Additionally, in February 1997, a fire occurred at Foothill Place Apartments resulting in minor fire damage. The insurance proceeds anticipated to be received less the estimated costs to make the necessary repairs and the write-off of assets to be replaced, resulted in a net casualty gain for these events of approximately $7,000 for the three month period ended March 31, 1997. All repairs and replacements related to these casualties were subsequently completed in the second quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                       Average Occupancy
                                                     1998            1997
The Apartments
  Omaha, NE                                           97%             95%

Arbours of Hermitage Apartments
  Nashville, TN                                       97%             96%

Briar Bay Racquet Club Apartments
  Miami, FL                                           95%             92%

Chimney Hill Apartments
  Marietta, GA                                        85%             91%

Citadel Apartments
  El Paso, TX                                         95%             94%

Citadel Village Apartments
  Colorado Springs, CO                                96%             98%

Foothill Place Apartments
  Salt Lake City, UT                                  95%             94%

Knollwood Apartments
  Nashville, TN                                       94%             94%

Lake Forest Apartments
  Omaha, NE                                           94%             93%

Nob Hill Villa Apartments
  Nashville, TN                                       92%             95%

Overlook Apartments
  Memphis, TN                                         89%             85%

Point West Apartments
  Charleston, SC                                      96%             97%

Post Ridge Apartments
  Nashville, TN                                       96%             97%

Rivers Edge Apartments
  Auburn, WA                                          99%             98%

South Port Apartments
  Tulsa, OK                                           94%             91%

Stratford Place Apartments
  Austin, TX                                          93%             89%

Village East Apartments
  Cimarron Hills, CO                                  94%             99%

Occupancy for the Briar Bay Racquet Club Apartments has increased due to strong marketing efforts and focusing on renewals. The decrease in occupancy at Chimney Hill Apartments is attributable to a highly competitive market and ongoing construction. With an increase in construction of multi-family units, there has been a drop in the overall occupancy in the Nob Hill Apartments market. Also, this apartment complex is building a perimeter fence to combat the increase in crime in the area. Occupancy at Overlook Apartments has increased due to the repair of unrentable units and better marketing efforts.
As a result of a new staff and aggressive marketing, Stratford Place has increased occupancy. The increase in occupancy at South Port Apartments is attributable to an improved appearance, clubhouse renovations and increased marketing efforts. Poor market conditions due to military transfers and increased home purchasing contributed to a decrease in occupancy at Village East Apartments.

The Partnership's net income for the three months ended March 31, 1998, was approximately $981,000 versus approximately $395,000 for the three months ended March 31, 1997. The increase in net income is attributable to an increase in rental and other income and a decrease in depreciation expense. Rental income increased for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due to increased rental rates and occupancy at many of the Partnership's investment properties. The increase in other income is attributable to higher cash balances held for the three months ended March 31, 1998 versus March 31, 1997. Also contributing to the increase in net income was a casualty gain of approximately $227,000 as discussed in Note F. Depreciation expense decreased due to the full depreciation of major assets at several properties by the end of 1997. Partially offsetting these favorable variances were increases in general and administrative and property tax expenses. General and administrative expense increased primarily due to an increase in the special 9% management fee on distributions from operating cash flows. The Partnership distributed approximately $2,205,000 and $550,000 from operating cash flow for the three months ended March 31, 1998 and 1997, respectively. Property tax expense increased due to higher assessed values at several of the Partnership's investment properties.

Included in operating expense is approximately $179,000 of major repairs and maintenance mainly comprised of major landscaping, exterior painting and parking lot repairs during the three months ended March 31, 1998. During the three months ended March 31, 1997, approximately $158,000 of major repairs and maintenance comprised primarily of exterior building improvements and major landscaping were included in operating expense.

When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the outstanding principal balance was not repaid. The Partnership negotiated with the borrower to extend the terms of the note until April 1, 1998 with all other terms of the note remaining unchanged. In March 1998, an extension, under modified terms, was negotiated to extend the note until September 1, 1998. The modified terms provide for consideration to be paid to the Partnership of an amount equal to one half of one percent of the outstanding principal balance due as of March 31, 1998 as an extension fee. As of the date of this filing, this fee had not been received. The estimated value of the note receivable approximates its carrying value.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $11,325,000 compared to approximately $9,397,000 at March 31, 1997. Cash and cash equivalents had a net decrease of approximately $765,000 for the three months ended March 31, 1998 as compared to a net increase of approximately $158,000 for the same period in 1997. Net cash provided by operating activities increased due to a decrease in cash used for accounts payable, increased net income, as described above, and a decrease in receivables and deposits and other assets. The increase in accounts payable results from the timing of payments. Receivables and deposits decreased due to lower balances in tax and insurance escrows. Other assets decreased due to a decrease in prepaid insurance. Partially offsetting these positive influences was an increase in cash used for payment of property taxes, as discussed above. Net cash used in investing activities increased primarily due to the non-recurring proceeds from the sale of Treasury Bills in 1997, increased property improvements and replacements, as well as a decrease in net receipts from restricted escrows. Net cash used in financing activities increased as a result of increased distributions to partners during the three months ended March 31, 1998 compared to the corresponding period of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,333,000 matures at various dates between December 1998 and December 2005, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. During the three months ended March 31, 1998 and 1997, cash distributions of approximately $2,205,000 and $1,453,000, respectively, were declared and paid. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The three lawsuits described in the Partnership's 1997 Annual Report on Form 10-K relating to the August 1997 tender offers made by Insignia affiliates (see discussion of the KLINE, CITY PARTNERSHIPS and HELLER complaints in Item 3 - Legal Proceedings) have each been voluntarily discontinued by their respective plaintiffs with no material affect on the financial condition or operations of the Partnership.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such other pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


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



                             Date:   May 4, 1998