Form 10-Q
period 1998-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1998-08-05
CIK 355804

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

                  For the quarterly period ended June 30, 1998
                                       or

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)



                                                       June 30,  December 31,
                                                         1998        1997
                                                      (Unaudited)   (Note)
Assets
  Cash and cash equivalents                            $ 12,274     $ 12,090
  Receivables and deposits                                1,990        1,999
  Note and interest receivable                            1,058        1,081
  Restricted escrows                                      3,220        3,174
  Other assets                                            1,620        1,874
  Investment properties:
    Land                                                 12,491       12,491
    Buildings and related personal property             119,835      118,162
                                                        132,326      130,653
    Less accumulated depreciation                      (100,697)     (98,490)
                                                         31,629       32,163

                                                       $ 51,791     $ 52,381

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                     $    603     $    526
  Tenant security deposit liabilities                       574          580
  Accrued property taxes                                  1,108        1,312
  Other liabilities                                         941          902
  Mortgage notes and interest payable                    72,225       72,439
                                                         75,451       75,759
Partners' Deficit
  General partner                                        (6,105)      (6,174)
  Limited partners (342,773 units issued
     and outstanding at June 30, 1998 and
     December 31, 1997)                                 (17,555)     (17,204)
                                                        (23,660)     (23,378)

                                                       $ 51,791     $ 52,381

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

          See Accompanying Notes to Consolidated Financial Statements
b)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)



                                        Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                          1998      1997      1998      1997
Revenues:
  Rental income                        $ 6,900    $ 6,655    $13,745  $13,206
  Other income                             542        466      1,053      908
  Casualty gain                             --         --        227       --
     Total revenues                      7,442      7,121     15,025   14,114

Expenses:
  Operating                              3,234      3,146      6,307    6,041
  General and administrative               227        227        647      457
  Depreciation                           1,170      1,624      2,318    3,237
  Interest                               1,457      1,472      2,929    2,947
  Property taxes                           413        439        902      824
     Total expenses                      6,501      6,908     13,103   13,506

Net income                             $   941    $   213    $ 1,922  $   608

Net income allocated to general
  partners (4%)                        $    38    $     9    $    77  $    24

Net income allocated to limited
  partners (96%)                           903        204      1,845      584

Net income                             $   941    $   213    $ 1,922  $   608

Net income per limited partnership uni $  2.64    $   .60    $  5.38  $  1.70

             See Accompanying Notes to Consolidated Financial Statements

c)
                          CONSOLIDATED CAPITAL PROPERTIES IV
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)

                   For the Six Months Ended June 30, 1998 and 1997
                           (in thousands, except unit data)



                                 Limited                              Total
                               Partnership   General    Limited     Partners'
                                  Units      Partner    Partners     Deficit

Original capital contributions  343,106      $     1    $171,553    $171,554

Partners' deficit at
  December 31, 1996             342,783      $(6,089)   $(15,153)   $(21,242)

Net income for the six months
  ended June 30, 1997                --           24         584         608

Distributions to Partners            --          (58)     (1,395)     (1,453)

Partners' deficit at
  June 30, 1997                 342,783      $(6,123)   $(15,964)   $(22,087)

Partners' deficit at
  December 31, 1997             342,773      $(6,174)   $(17,204)   $(23,378)

Net income for the six months
  ended June 30, 1998               --            77       1,845       1,922

Distributions to Partners           --            (8)     (2,196)     (2,204)

Partners' deficit at
  June 30, 1998                 342,773      $(6,105)   $(17,555)   $(23,660)

           See Accompanying Notes to Consolidated Financial Statements

d)
                        CONSOLIDATED CAPITAL PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (in thousands)


                                                           Six Months Ended
                                                                June 30,
                                                          1998          1997

Cash flows from operating activities:
  Net income                                            $ 1,922       $   608
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          2,318         3,237
    Amortization of loan costs                              157           144
    Loss on disposition of investment property               27            33
    Casualty (gain) loss                                   (227)            9
    Change in accounts:
       Receivables and deposits                              31            49
       Other assets                                         114          (119)
       Accounts payable                                      40          (291)
       Tenant security deposit liabilities                   (6)          (32)
       Accrued property taxes                              (204)         (101)
       Other liabilities                                     39           (57)

         Net cash provided by operating activities        4,211         3,480

Cash flows from investing activities:
  Property improvements and replacements                 (1,774)       (1,081)
  Proceeds from sale of investments                          --           492
  Net (deposits to) receipts from restricted escrows        (46)          183
  Collections of note receivable                             23            21
  Net insurance proceeds from casualty gain (loss)          205            (9)

         Net cash used in investing activities           (1,592)         (394)

Cash flows from financing activities:
  Payments on notes payable                                (214)         (202)
  Distributions to partners                              (2,204)       (1,453)
  Loan costs paid                                           (17)           --

         Net cash used in financing activities           (2,435)       (1,655)

Net increase in cash and cash equivalents                   184         1,431

Cash and cash equivalents at beginning of period         12,090         9,239

Cash and cash equivalents at end of period              $12,274       $10,670

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,773,000 and $2,803,000 for the six months ended June 30, 1998 and 1997, respectively.

At June 30, 1998, accounts payable and property improvements and replacements were each adjusted by approximately $37,000 and receivables and deposits were adjusted by approximately $27,000 for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1997.

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

The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., ConCap Rivers Edge Associates, Ltd., Foothill Chimney Associates, L.P., ConCap Metro Centre Associates, Ltd., and ConCap Stratford Associates, Ltd. The Partnership may remove the General Partner of its 99%-owned partnership; therefore, these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Presentation of Accounts

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities, as provided in the Limited Partnership Agreement ("Partnership Agreement"). Partnership management and administrative services as well as property management services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner.

The General Partner and its affiliates were paid the following amounts during the six months ended June 30, 1998 and 1997:

                                                    1998          1997
                                                       (in thousands)
Property management fees (included
 in operating expenses)                             $ 732         $ 688
Reimbursements for services of affiliates
 (included in general and administrative
 expenses)                                            289           268

The Partnership has paid the property management fees noted above based on collected gross rental revenues for property management services in each of the six months ended June 30, 1998 and 1997, respectively.

In addition, approximately $35,000 and $25,000 in reimbursements for construction oversight costs were paid to the General Partner or its affiliates during the six months ended June 30, 1998 and 1997, respectively. These reimbursements are included in investment property and operating expense.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $190,000 and $48,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the six months ended June 30, 1998 and 1997, respectively. These fees are included in general and administrative expenses.

In addition to reimbursements for services of affiliates for the six months ended June 30, 1998, $7,000 of loan costs were capitalized and included in "Other assets" on the Consolidated Balance Sheet. These loan costs are related to the refinancing of South Park Apartments in 1997.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT AND CONTINGENCIES

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $12,274,000 at June 30, 1998, exceeded the Partnership's reserve requirements of approximately $2,100,000.


NOTE D - DISTRIBUTIONS

In March 1998, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $2,204,000.

In March 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $550,000 and approximately $903,000 representing a return of capital.

NOTE E - NOTE AND INTEREST RECEIVABLE

When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the outstanding principal balance was not repaid. The Partnership negotiated with the borrower to extend the terms of the note until April 1, 1998, with all other terms of the note remaining unchanged. In March 1998, an extension, under modified terms, was negotiated to extend the note until September 1, 1998. The modified terms provide for consideration to be paid to the Partnership of an amount equal to one half of one percent of the outstanding principal balance due as of March 31, 1998 as an extension fee. The fee was received in May of 1998. The estimated value of the note receivable approximates its carrying value.

NOTE F - CASUALTY GAINS

In March 1998, Nob Hill Apartments had a fire that destroyed four apartment units. Additionally, the remaining apartment units in the building sustained water and smoke damage which eventually caused mold and mildew. Repair costs are estimated to be approximately $222,000, most of which will be received as insurance proceeds net of a deductible. Repair efforts have begun and are scheduled to be completed during the third quarter of 1998.

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $200,000 were received during the six months ended June 30, 1998 with approximately $27,000 receivable from the insurer. Repair efforts are in progress and the related costs will be capitalized as a part of the investment property. In accordance with generally accepted accounting principles the total insurance proceeds have been recorded as a casualty gain of approximately $227,000 for the six months ended June 30, 1998. Total insurance proceeds received and receivable approximate the cost of replacement.

In January 1997, Foothill Place Apartments sustained extensive wind and flood damage from severe storms. Additionally, in February 1997, a fire occurred at Foothill Place Apartments resulting in minor fire damage. The insurance proceeds anticipated to be received less the estimated costs to make the necessary repairs and the write-off of assets to be replaced, resulted in a net casualty loss for these events of approximately $9,000 for the six month period ended June 30, 1997. All repairs and replacements related to these casualties were completed in the second quarter of 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                      Average Occupancy
                                                     1998            1997
The Apartments
  Omaha, NE                                           96%             95%

Arbours of Hermitage Apartments
  Nashville, TN                                       96%             96%

Briar Bay Racquet Club Apartments
  Miami, FL                                           97%             94%

Chimney Hill Apartments
  Marietta, GA                                        89%             90%

Citadel Apartments
  El Paso, TX                                         96%             92%

Citadel Village Apartments
  Colorado Springs, CO                                96%             97%

Foothill Place Apartments
  Salt Lake City, UT                                  94%             93%

Knollwood Apartments
  Nashville, TN                                       94%             95%

Lake Forest Apartments
  Omaha, NE                                           92%             94%

Nob Hill Villa Apartments
  Nashville, TN                                       94%             96%

Overlook Apartments
  Memphis, TN                                         89%             89%

Point West Apartments
  Charleston, SC                                      97%             97%

Post Ridge Apartments
  Nashville, TN                                       96%             97%

Rivers Edge Apartments
  Auburn, WA                                          97%             98%

South Port Apartments
  Tulsa, OK                                           96%             92%

Stratford Place Apartments
  Austin, TX                                          92%             88%

Village East Apartments
  Cimarron Hills, CO                                  95%             99%

Occupancy for the Briar Bay Racquet Club Apartments has increased due to strong marketing efforts and focusing on renewals. The low occupancy at Chimney Hill Apartments is attributable to a highly competitive market and ongoing construction. Citadel Apartments experienced an increase in occupancy due to aggressive marketing efforts and an overall increase in the El Paso market.
With an increase in construction of comparable multi-family units, there has been a drop in the occupancy at Lake Forest Apartments. The decrease in occupancy at Nob Hill Villa Apartments can be attributed to a softening market in Nashville due to new construction in the area. Occupancy at Overlook Apartments remains low but relatively consistent with the overall projected rate for the Memphis apartment market. New construction and low interest rates are primarily responsible for the continued soft market in this area. As a result of a new staff and aggressive marketing, Stratford Place has increased occupancy. The increase in occupancy at South Port Apartments is attributable to an improved appearance, clubhouse renovations and increased marketing efforts. Poor market conditions due to military transfers and increased home purchasing contributed to a decrease in occupancy at Village East Apartments.

The Partnership's net income for the three and six months ended June 30, 1998, was approximately $941,000 and $1,922,000 versus approximately $213,000 and $608,000 for the three and six months ended June 30, 1997, respectively. The increase in net income is attributable to an increase in rental and other income and a decrease in depreciation expense. Rental income increased for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due to increased rental rates and occupancy at many of the Partnership's investment properties. The increase in other income is primarily attributable to higher cash balances held for the six months ended June 30, 1998 versus June 30, 1997. Also contributing to the increase in net income was a casualty gain of approximately $227,000 as discussed in Note F. Depreciation expense decreased due to major assets at several properties becoming fully depreciated during 1997. Partially offsetting these favorable variances were increases in general and administrative, operating and property tax expenses. General and administrative expense increased primarily due to an increase in the special 9% management fee on distributions from operating cash flows. The Partnership distributed approximately $2,204,000 and $550,000 from operating cash flow during the six months ended June 30, 1998 and 1997, respectively. The increase in operating expense primarily results from increased maintenance salaries and increased sewer repairs to deteriorating sewer lines and repair of roof leaks at one of the investment properties. Property tax expense increased due to higher assessed values at several of the Partnership's investment properties.

Included in operating expense is approximately $171,000 of major repairs and maintenance mainly comprised of major landscaping, exterior building improvements and painting, parking lot repairs and construction oversight costs during the six months ended June 30, 1998. During the six months ended June 30, 1997, approximately $382,000 of major repairs and maintenance comprised primarily of exterior building improvements and major landscaping were included in operating expense.

When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the outstanding principal balance was not repaid. The Partnership negotiated with the borrower to extend the terms of the note until April 1, 1998 with all other terms of the note remaining unchanged. In March 1998, an extension, under modified terms, was negotiated to extend the note until September 1, 1998. The modified terms provide for consideration to be paid to the Partnership of an amount equal to one half of one percent of the outstanding principal balance due as of March 31, 1998 as an extension fee.
This fee was received in May of 1998. The estimated value of the note receivable approximates its carrying value.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $12,274,000 compared to approximately $10,670,000 at June 30, 1997. Cash and cash equivalents had a net increase of approximately $184,000 and $1,431,000 for the six months ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities increased due to a decrease in cash used for accounts payable, increased net income, as described above, and a decrease in other assets. The increase in accounts payable results from the timing of payments. Other assets decreased due to a decrease in prepaid insurance. Partially offsetting these positive influences was an increase in cash used for payment of property taxes, as discussed above. Net cash used in investing activities increased primarily due to the non-recurring proceeds from the sale of Treasury Bills in 1997, increased property improvements and replacements, and an increase in net deposits to restricted escrows. These increases in cash used in investing were partially offset by the collection of insurance proceeds related to the Overlook Apartments casualty. Net cash used in financing activities increased as a result of increased distributions to partners during the six months ended June 30, 1998 compared to the corresponding period of 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $72,225,000 matures at various dates between December 1998 and December 2005, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. The debt underlying the Overlook Apartments property is scheduled to mature in December 1998 and the General Partner is evaluating its ability to refinance or to market this property during the third quarter of 1998. During the six months ended June 30, 1998 and 1997, cash distributions of approximately $2,204,000 and $1,453,000, respectively, were declared and paid. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales or refinancings and the availability of cash reserves. The General Partner expects to make another distribution during the third quarter of 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

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


                             Date:  August 5, 1998