Form 10-Q
period 1998-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1998-11-16
CIK 355804

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


               For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period.........to.........

                         Commission file number 0-11002


                       CONSOLIDATED CAPITAL PROPERTIES IV
             (Exact name of registrant as specified in its charter)


         California                                     94-2768742
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                                55 Beattie Place
                                 P. O. Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)



                                                  September 30, December 31,
                                                      1998         1997
                                                  (Unaudited)     (Note)
Assets
  Cash and cash equivalents                        $ 13,529     $ 12,090
  Receivables and deposits                            2,276        1,999
  Note and interest receivable                        1,061        1,081
  Restricted escrows                                  3,131        3,174
  Other assets                                        1,606        1,874
  Investment properties:
    Land                                             12,491       12,491
    Buildings and related personal property         120,720      118,162
                                                    133,211      130,653
    Less accumulated depreciation                  (101,837)     (98,490)
                                                     31,374       32,163

                                                   $ 52,977     $ 52,381

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                 $    799     $    526
  Distribution payable                                1,747           --
  Tenant security deposit liabilities                   562          580
  Accrued property taxes                              1,405        1,312
  Other liabilities                                   1,013          902
  Mortgage notes payable                             72,116       72,439
                                                     77,642       75,759
Partners' Deficit
  General partner                                    (6,079)      (6,174)
  Limited partners (342,773 units issued
     and outstanding at September 30, 1998 and
     December 31, 1997)                             (18,586)     (17,204)
                                                    (24,665)     (23,378)

                                                   $ 52,977     $ 52,381

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

          See Accompanying Notes to Consolidated Financial Statements


b)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)


                                              Three Months Ended   Nine Months Ended
                                                 September 30,        September 30,
                                                1998      1997      1998      1997
Revenues:
  Rental income                                $ 6,935   $ 6,742   $20,680   $19,948
  Other income                                     575       544     1,628     1,452
  Casualty gain (loss) net                         (44)       --       183        --
     Total revenues                              7,466     7,286    22,491    21,400

Expenses:
  Operating                                      3,337     3,611     9,644     9,652
  General and administrative                       323       194       970       651
  Depreciation                                   1,140     1,682     3,458     4,919
  Interest                                       1,460     1,468     4,389     4,415
  Property taxes                                   464       431     1,366     1,255
     Total expenses                              6,724     7,386    19,827    20,892

Net income (loss)                              $   742   $  (100)  $ 2,664   $   508

Net income (loss) allocated to general
  partner (4%)                                 $    30   $    (4)  $   107   $    20

Net income (loss) allocated to limited
  partners (96%)                                   712       (96)    2,557       488

Net income (loss)                              $   742   $  (100)  $ 2,664   $   508

Net income (loss) per limited partnership unit $  2.08   $  (.28)  $  7.46   $  1.42

Distributions per limited partnership unit     $  5.09   $    --   $ 11.49   $  4.07

             See Accompanying Notes to Consolidated Financial Statements

c)
                          CONSOLIDATED CAPITAL PROPERTIES IV
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)

                For the Nine Months Ended September 30, 1998 and 1997
                           (in thousands, except unit data)



                                     Limited                             Total
                                   Partnership   General    Limited    Partners'
                                      Units      Partner    Partners    Deficit

Original capital contributions      343,106       $     1   $171,553   $171,554

Partners' deficit at
  December 31, 1996                 342,783       $(6,089)  $(15,153)  $(21,242)

Net income for the nine months
  ended September 30, 1997               --            20        488        508

Distributions to Partners                --           (60)    (1,395)    (1,455)

Partners' deficit at
  September 30, 1997                342,783       $(6,129)  $(16,060)  $(22,189)

Partners' deficit at
  December 31, 1997                 342,773       $(6,174)  $(17,204)  $(23,378)

Net income for the nine months
  ended September 30, 1998              --            107      2,557      2,664

Distributions to Partners               --            (12)    (3,939)    (3,951)

Partners' deficit at
  September 30, 1998                342,773       $(6,079)  $(18,586)  $(24,665)

           See Accompanying Notes to Consolidated Financial Statements


d)
                        CONSOLIDATED CAPITAL PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (in thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
Cash flows from operating activities:
  Net income                                         $ 2,664    $   508
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       3,458      4,919
    Amortization of loan costs                           236        213
    Loss on disposition of investment property            --         33
    Casualty (gain) loss net                            (183)        14
    Change in accounts:
       Receivables and deposits                         (306)       (69)
       Other assets                                       49       (128)
       Accounts payable                                  236       (315)
       Tenant security deposit liabilities               (18)       (58)
       Accrued property taxes                             93         59
       Other liabilities                                 111        (15)

         Net cash provided by operating activities     6,340      5,161

Cash flows from investing activities:
  Property improvements and replacements              (2,659)    (1,832)
  Proceeds from sale of investments                       --        492
  Net receipts from restricted escrows                    43        275
  Collections of note receivable                          20         32
  Net insurance proceeds from casualty gain (loss)       239        (14)

         Net cash used in investing activities        (2,357)    (1,047)

Cash flows from financing activities:
  Payments on notes payable                             (323)      (307)
  Distributions to partners                           (2,204)    (1,455)
  Loan costs paid                                        (17)        --

         Net cash used in financing activities        (2,544)    (1,762)

Net increase in cash and cash equivalents              1,439      2,352

Cash and cash equivalents at beginning of period      12,090      9,239

Cash and cash equivalents at end of period           $13,529    $11,591

          See Accompanying Notes to Consolidated Financial Statements


d)
                        CONSOLIDATED CAPITAL PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,148,000 and $4,201,000 for the nine months ended September 30, 1998 and 1997, respectively.

At September 30, 1998, accounts payable and property improvements and replacements were each adjusted by approximately $37,000 and receivables and deposits were adjusted by approximately $27,000 for non-cash activity.

At September 30, 1998, distributions payable and distributions to partners were each adjusted by $1,747,000 for non-cash activity.


e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Consolidation

The consolidated financial statements include the Partnership's majority interest in a joint venture which owns South Port Apartments. The Partnership has the ability to control the major operating and financial policies of the Joint Venture. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed.

The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., ConCap Rivers Edge Associates, Ltd., Foothill Chimney Associates, L.P., ConCap Metro Centre Associates, Ltd., and ConCap Stratford Associates, Ltd. The Partnership may remove the General Partner of its 99%-owned partnerships; therefore, these partnerships are deemed controlled and therefore consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Presentation of Accounts

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities, as provided in the Limited Partnership Agreement ("Partnership Agreement"). Partnership management and administrative services as well as property management services are provided by affiliates of the General Partner.

The following transactions with the General Partner and its affiliates were incurred during the nine months ended September 30, 1998 and 1997:

                                                     1998        1997
                                                      (in thousands)
Property management fees (included
 in operating expenses)                             $1,103      $1,039
Reimbursements for services of affiliates
 including approximately $60,000 and $48,000 in
 construction services reimbursements in 1998
 and 1997, respectively, (included in general
 and administrative and operating expenses and
 investment properties)                                487         450

The Partnership has paid the property management fees noted above based on collected gross rental revenues for property management services in each of the nine months ended September 30, 1998 and 1997, respectively.

In addition, the Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid or accrued approximately $341,000 and $48,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the nine months ended September 30, 1998 and 1997, respectively. These fees are included in general and administrative expenses.

In addition to reimbursements for services of affiliates for the nine months ended September 30, 1998, $7,000 of loan costs were capitalized and included in "Other assets" on the Consolidated Balance Sheet. These loan costs are related to the refinancing of South Port Apartments in 1997.

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

On August 28, 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 29,618 of the outstanding limited partner units of the Partnership.


NOTE C - COMMITMENTS AND CONTINGENCIES

Commitments

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $13,529,000 at September 30, 1998, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE D - DISTRIBUTIONS

During the nine months ended September 30, 1998, the General Partner declared and/or paid distributions attributable to cash flow from operations of approximately $3,951,000.

During the nine months ended September 30, 1997, the General Partner declared and paid distributions attributable to cash flow from operations totaling approximately $550,000 and approximately $903,000 representing a return of capital. Additionally, in September 1997, in conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $2,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships.


NOTE E - NOTE AND INTEREST RECEIVABLE

When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note which matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the outstanding principal balance was not repaid. The Partnership negotiated with the borrower to extend the terms of the note until April 1, 1998, with all other terms of the note remaining unchanged. In March 1998, an extension, under modified terms, was negotiated to extend the note until September 1, 1998. The modified terms provide for consideration to be paid to the Partnership of an amount equal to one half of one percent of the outstanding principal balance due as of March 31, 1998 as an extension fee. The fee was received in May of 1998. The estimated value of the note receivable approximates its carrying value. A letter of default was issued in September 1998; however, the Partnership is currently negotiating an extension of the note until the end of 1998.

NOTE F - CASUALTY GAINS

In the third quarter of 1998, Foothill Place Apartments sustained windstorm damage. The Partnership has incurred expenses to date of approximately $27,000. The Partnership is in the process of negotiating a settlement with the insurance carrier. These costs are included in operating expense for the nine month period ended September 30, 1998.

In March 1998, Nob Hill Apartments had a fire that destroyed one apartment unit in a section of a 24-unit building. Additionally, the remaining units in this section of the building, as well as the laundry room, sustained water and smoke damage which eventually caused mold and mildew. The Partnership anticipates that insurance proceeds will approximate the estimated $222,000 cost of replacement, resulting in a minimal effect on its operations. Work on the project was substantially completed at September 30, 1998.

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the affected building. Insurance proceeds of $239,000 were received during the nine months ended September 30, 1998 with approximately $27,000 receivable from the insurer. Repair efforts were completed in July 1998 and the related costs have been capitalized as a part of the investment property. Total insurance proceeds anticipated to be received less the cost of repairs and the write off of assets replaced, resulted in a net casualty gain of $183,000 for the nine months ended September 30, 1998.

In January 1997, Foothill Place Apartments sustained extensive wind and flood damage from severe storms. Additionally, in February 1997, a fire occurred at Foothill Place Apartments resulting in minor damage to one of its balconies including the immediately surrounding area. The insurance proceeds received less the costs to repair Foothill Place Apartments and the write-off of assets that were replaced, resulted in a net casualty loss for these events of approximately $14,000 which is included in operating expense for the nine month period ended September 30, 1997. All repairs and replacements related to these casualties were completed in the second quarter of 1997.

NOTE G - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                                   Average Occupancy
                                                    1998        1997
The Apartments
  Omaha, NE                                         94%         96%
Arbours of Hermitage Apartments
  Nashville, TN                                     96%         96%
Briar Bay Racquet Club Apartments
  Miami, FL                                         97%         93%
Chimney Hill Apartments
  Marietta, GA                                      90%         90%
Citadel Apartments
  El Paso, TX                                       96%         92%
Citadel Village Apartments
  Colorado Springs, CO                              96%         98%
Foothill Place Apartments
  Salt Lake City, UT                                94%         94%
Knollwood Apartments
  Nashville, TN                                     95%         95%
Lake Forest Apartments
  Omaha, NE                                         93%         95%
Nob Hill Villa Apartments
  Nashville, TN                                     93%         95%
Overlook Apartments
  Memphis, TN                                       88%         90%
Point West Apartments
  Charleston, SC                                    98%         98%
Post Ridge Apartments
  Nashville, TN                                     97%         97%
Rivers Edge Apartments
  Auburn, WA                                        97%         97%
South Port Apartments
  Tulsa, OK                                         97%         93%
Stratford Place Apartments
  Austin, TX                                        92%         89%
Village East Apartments
  Cimarron Hills, CO                                96%         99%

Occupancy for the Briar Bay Racquet Club Apartments has increased due to strong marketing efforts and a focus on renewals. The low occupancy at Chimney Hill Apartments is attributable to a highly competitive market and ongoing construction. Citadel Apartments experienced an increase in occupancy due to aggressive marketing efforts and an overall increase in the El Paso market. Occupancy at Overlook Apartments remains low but relatively consistent with the overall projected rate for the Memphis apartment market. New construction and low interest rates are primarily responsible for the continued soft market in this area. As a result of a new staff and aggressive marketing, Stratford Place has increased occupancy. The increase in occupancy at South Port Apartments is attributable to an improved appearance, clubhouse renovations and increased marketing efforts. Poor market conditions due to military transfers and increased home purchasing contributed to a decrease in occupancy at Village East Apartments.

The Partnership's net income for the nine months ended September 30, 1998 and 1997 was approximately $2,664,000 and $508,000, respectively. The Partnership's net income for the three months ended September 30, 1998 was approximately $742,000 versus a net loss of approximately $100,000 for the three months ended September 30, 1998. The increase in net income is primarily attributable to an increase in total revenues and a decrease in depreciation expense. Rental income increased for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, due to increased rental rates at the majority of the Partnership's investment properties combined with increased occupancy at several of the investment properties. Other income increased primarily due to higher cash balances held for the nine months ended September 30, 1998 versus September 30, 1997. In addition, the casualty gain of approximately $183,000, as discussed in Note F contributed to the increase in total revenues for the nine months ended September 30, 1998. Depreciation expense decreased due to major assets at several properties becoming fully depreciated during 1997. Partially offsetting these favorable variances were increases in general and administrative and property tax expenses. General and administrative expense increased primarily due to an increase in the special 9% management fee on distributions from operating cash flows. Distributions from operations increased by approximately $3,400,000 for the nine month period ended September 30, 1998 as compared to the same period of 1997. Property tax expense increased due to higher assessed values at several of the Partnership's investment properties.

Included in operating expense is approximately $555,000 of major repairs and maintenance mainly comprised of major landscaping costs, gutter repairs, exterior building repairs, exterior painting, parking lot repairs and construction oversight costs during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, approximately $808,000 of major repairs and maintenance comprised primarily of exterior building repairs, parking lot repairs, exterior painting and major landscaping costs were included in operating expense.

When Denbigh Village Apartments was sold in August 1994, the Partnership accepted a promissory note that matured in March 1996. In March 1996, an extension, under the existing terms, was negotiated to extend the note until April 1997. The note matured and the outstanding principal balance was not repaid. The Partnership negotiated with the borrower to extend the terms of the note until April 1, 1998 with all other terms of the note remaining unchanged. In March 1998, an extension, under modified terms, was negotiated to extend the note until September 1, 1998. The modified terms provide for consideration to be paid to the Partnership of an amount equal to one half of one percent of the outstanding principal balance due as of March 31, 1998 as an extension fee.
This fee was received in May of 1998. The estimated value of the note receivable approximates its carrying value. A letter of default was issued in September 1998; however, the Partnership is currently negotiating an extension of the note until the end of 1998.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $13,529,000 compared to approximately $11,591,000 at September 30, 1997. Cash and cash equivalents had a net increase of approximately $1,439,000 and $2,352,000 for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased due to a decrease in cash used for accounts payable, increased net income, as described above, a decrease in other assets and an increase in other liabilities. The increase in accounts payable results from the timing of payments and the accrual of the 9% management fee due to the General Partner on distributions from cash flow from operations. Other assets decreased due to a decrease in prepaid insurance and taxes. Partially offsetting these positive influences was an increase in cash used for payment of property taxes, as discussed above. Net cash used in investing activities increased primarily due to the non-recurring proceeds from the sale of Treasury Bills in 1997, increased property improvements and replacements, and a decrease in net receipts from restricted escrows. These increases in cash used in investing activities were partially offset by the collection of insurance proceeds related to the Overlook Apartments casualty. Net cash used in financing activities increased as a result of increased distributions to partners during the nine months ended September 30, 1998, compared to the prior year.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $72,116,000 matures at various dates between December 1998 and December 2005, with balloon payments due at maturity. The debt underlying the Overlook Apartments property is scheduled to mature in December 1998 and the General Partner is currently negotiating a debt refinancing with the lender. However, there can be no assurance that the Partnership will successfully work out a refinancing agreement prior to the December 1998 maturity. The General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 1998 and 1997, cash distributions of approximately $3,951,000 ($11.49 per unit of limited partnership interest) and $1,455,000 ($4.07 per unit of limited partnership interest), respectively, were declared and/or paid. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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



                             CONSOLIDATED CAPITAL PROPERTIES IV

                             By:    CONCAP EQUITIES, INC.
                                    General Partner



                             By:    /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President

                              By:   /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)

                             Date:  November 16, 1998