Form 10-K
period 1998-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1999-03-31
CIK 355804

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

                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from         to

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

 55 Beattie Place, P.O. Box 1089
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Amended by Exch Act Rel No. 28869, eff. 5/1/91.)

State the aggregate market value of the voting partnership interests held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within 60 days prior to the date of filing. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE






                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties IV (the "Partnership" or "Registrant") was organized on September 22, 1981, as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership commenced a public offering for the sale of $100,000,000 of Units with the general partner's right to increase the offering to $200,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171,553,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

By the end of fiscal year 1985, approximately 73% of the proceeds raised had been invested in 48 properties. Of the remaining 27%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 16% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 1998, the Partnership owned 17 income-producing properties (or interests therein), which range in age from 21 to 27 years old, principally located in the midwest, southeastern and southwestern United States. Prior to 1996, the Partnership had disposed of 30 properties originally owned by the Partnership. In February of 1996, the Partnership lost an additional property through foreclosure.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Registrant has no employees. Property management and administrative services are provided by the General Partner and by agents retained by the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control
Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the affiliated partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a special limited partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its special limited partnership interest was divided among its former partners. All of CEI's outstanding stock is owned by Insignia Properties Trust ("IPT").

In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") (see discussion below) acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

On August 28, 1997, an affiliate of the General Partner commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 29,618 of the outstanding limited partner units of the Partnership, or 8.64%.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1998, 1997 and 1996 is included in "Item 8. Financial Statements and Supplementary Data - Note M" and is an integral part of the Form 10-K.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired 48 properties of which eleven (11) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders in fiscal years prior to 1996. As of December 31, 1998, the Partnership owned seventeen (17) apartment complexes. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

                                      Date of
Property                             Purchase   Type of Ownership             Use
The Apartments (1)                     04/84  Fee ownership subject Residential Apartments
  Omaha, Nebraska                             to first mortgage     204 units

Arbours of Hermitage Apartments (1)    09/83  Fee ownership subject Residential Apartments
  Nashville, Tennessee                        to first mortgage     350 units

Briar Bay Racquet Club Apartments (2)  09/82  Fee ownership subject Residential Apartments
  Miami, Florida                              to first mortgage     194 units

Chimney Hill Apartments (2)            08/82  Fee ownership subject Residential Apartments
  Marietta, Georgia                           to first mortgage     326 units

Citadel Apartments (1)                 05/83  Fee ownership subject Residential Apartments
  El Paso, Texas                              to first mortgage     261 units

Citadel Village Apartments (1)         12/82  Fee ownership subject Residential Apartments
  Colorado Springs, Colorado                  to first mortgage     122 units

Foothill Place Apartments (2)          08/85  Fee ownership subject Residential Apartments
  Salt Lake City, Utah                        to first mortgage     450 units

Knollwood Apartments (1)               07/82  Fee ownership subject Residential Apartments
  Nashville, Tennessee                        to first mortgage     326 units

Lake Forest Apartments                 04/84  Fee ownership subject Residential Apartments
  Omaha, Nebraska                             to first mortgage     312 units

Nob Hill Villa Apartments (1)          04/83  Fee ownership subject Residential Apartments
  Nashville, Tennessee                        to first mortgage     472 units

Overlook Apartments (1)                11/85  Fee ownership subject Residential Apartments
  Memphis, Tennessee                          to first mortgage     252 units

Point West Apartments (1)              11/85  Fee ownership         Residential Apartments
  Charleston, South Carolina                                        120 units

Post Ridge Apartments (2)              07/82  Fee ownership subject Residential Apartments
  Nashville, Tennessee                        to first mortgage     150 units

Rivers Edge Apartments(2)              04/83  Fee ownership subject Residential Apartments
  Auburn, Washington                          to first mortgage     120 units

South Port Apartments (3)              11/83  Fee ownership subject Residential Apartments
  Tulsa, Oklahoma                             to first mortgage     240 units

Stratford Place Apartments (2)         08/85  Fee ownership subject Residential Apartments
  Austin, Texas                               to first mortgage     223 units

Village East Apartments (1)            12/82  Fee ownership subject Residential Apartments
  Cimarron Hills, Colorado                    to first mortgage     137 units

(1) Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2) Property is held by a limited partnership in which the Partnership owns a 99% interest.

(3) Property is held by a limited partnership in which the Partnership owns a 50% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                   Gross

                                 Carrying  Accumulated                    Federal

Property                           Value  Depreciation   Rate   Method   Tax Basis

                                     (in thousands)                   (in thousands)


The Apartments                   $  8,703 $  6,339      5-18 yr  S/L  $  2,414

Arbours of Hermitage Apartments    12,679   10,646      5-18 yr  S/L     2,528

Briar Bay Racquet Club Apartments   7,724    6,377      5-18 yr  S/L     1,950

Chimney Hill Apartments            11,027    9,462      5-18 yr  S/L     2,537

Citadel Apartments                  7,577    6,429      5-18 yr  S/L     1,111

Citadel Village Apartments          4,045    3,364      5-18 yr  S/L     1,218

Foothill Place Apartments          15,170    8,893      5-18 yr  S/L     7,732

Knollwood Apartments               10,865    9,279      5-18 yr  S/L     2,115

Lake Forest Apartments              9,096    6,156      5-18 yr  S/L     2,432

Nob Hill Villa Apartments          12,889   10,984      5-18 yr  S/L     1,991

Overlook Apartments                 4,640    3,288      5-15 yr  S/L     1,679

Point West Apartments               3,031    2,204      5-40 yr  S/L     1,329

Post Ridge Apartments               4,551    3,734      5-18 yr  S/L       971

Rivers Edge Apartments              3,342    2,580      5-18 yr  S/L       939

South Port Apartments               7,935    6,321      5-18 yr  S/L     1,782

Stratford Place Apartments          7,497    4,196      5-20 yr  S/L     2,652

Village East Apartments             3,461    2,998      5-18 yr  S/L       604


    Totals                       $134,232 $103,250                    $ 35,984


See "Note A" in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                    Principal                                 Principal

                                   Balance At    Stated                        Balance

                                  December 31,  Interest   Period   Maturity    Due At

Property                              1998        Rate    Amortized   Date   Maturity (2)


The Apartments                    $ 3,364         8.34%   25 years   09/00  $ 3,244

Arbours of Hermitage Apartments     5,650         6.95%      (1)     12/05    5,650

Briar Bay Racquet Club Apartments   3,500         6.95%      (1)     12/05    3,500

Chimney Hill Apartments             5,400         6.95%      (1)     12/05    5,400

Citadel Apartments                  4,661         8.38%   25 years   10/00    4,488

Citadel Village Apartments          2,450         6.95%      (1)     12/05    2,450

Foothill Place Apartments          10,100         6.95%      (1)     12/05   10,100

Knollwood Apartments                6,780         6.95%      (1)     12/05    6,780

Lake Forest Apartments              4,700         7.33%      (1)     11/03    4,700

Nob Hill Villa Apartments           7,163         9.20%   25 years   04/05    6,250

Overlook Apartments                 1,819        10.50%   25 years    (3)     1,820

Post Ridge Apartments               4,050         7.33%      (1)     11/03    4,050

Rivers Edge Apartments              1,965         8.40%   25 years   09/00    1,895

South Port Apartments               4,456         7.19%   30 years   12/04    4,119

Stratford Place Apartments          2,567         8.65%   25 years   09/00    2,478

Village East Apartments             2,150         6.95%      (1)     12/05    2,150


                                  $70,775                                   $69,074


(1)  Monthly payments of interest only at the stated rate until maturity.

(2) See "Item 8. Financial Statements and Supplementary Data - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)  The mortgage note payable on Overlook Apartments matured in March 1999.
     The Partnership is currently negotiating for an extension on the note. Should the Partnership not be able to refinance the mortgage or obtain an extension, the lender may choose to foreclose on the property. Since the note is non-recourse and the mortgage balance exceeds the book value of the property, no loss is expected.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the refinancing of the mortgage encumbering South Port Apartments in the fourth quarter of 1997.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:

                                       Average Annual       Average Annual
                                        Rental Rates          Occupancy
                                          Per Unit
                                       1998       1997       1998      1997
The Apartments                      $ 6,733    $ 6,338       94%       96%
Arbours of Hermitage Apartments       7,166      7,052       95%       95%
Briar Bay Racquet Club Apartments     8,648      8,372       97%       94%
Chimney Hill Apartments               8,025      7,886       91%       88%
Citadel Apartments                    6,779      6,753       96%       93%
Citadel Village Apartments            8,556      8,189       96%       96%
Foothill Place Apartments             7,893      7,696       94%       95%
Knollwood Apartments                  7,821      7,582       95%       96%
Lake Forest Apartments                7,160      6,605       92%       95%
Nob Hill Villa Apartments             6,074      5,883       92%       94%
Overlook Apartments                   4,100      3,990       88%       90%
Point West Apartments                 5,606      5,238       98%       97%
Post Ridge Apartments                 9,261      8,965       96%       96%
Rivers Edge Apartments                7,068      6,638       96%       97%
South Port Apartments                 5,874      5,551       97%       94%
Stratford Place Apartments            7,185      6,900       92%       91%
Village East Apartments               7,182      6,678       96%       98%

The increase in occupancy at Briar Bay Racquet Club Apartments is due in part to an overall decrease in turnover at the property. In addition, the exterior appearance of the property has favorably impacted occupancy. Exterior repairs and painting were completed in 1997 in an attempt to improve the curb appeal of this property. The increase in occupancy at Chimney Hill Apartments is attributable to the completion of several capital improvement projects coupled with increased marketing efforts in 1998. The increase in occupancy at The Citadel is attributable to a more aggressive marketing program at the property in 1998. The decrease in occupancy at Lake Forest Apartments is due to increased home ownership combined with vacancies caused by competitive market rents. The increase in occupancy at South Port Apartments is due to exterior building improvements that increased unit appeal and overall improvement in the strength of the local market.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the areas in which they operate. The General Partner believes that all of the properties are adequately insured and are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. Each property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                             1998           1998

                                            Billing         Rate

                                        (in thousands)


The Apartments                             $121             2.4%

Arbours of Hermitage Apartments             149             1.4%

Briar Bay Racquet Club Apartments           157             2.3%

Chimney Hill Apartments                     124             3.2%

Citadel Apartments                          152             3.0%

Citadel Village Apartments                   21             0.6%

Foothill Place Apartments                   172             1.4%

Knollwood Apartments                        163             1.4%

Lake Forest Apartments                      166             2.4%

Nob Hill Villa Apartments                   205             1.7%

Overlook Apartments                          32             2.8%

Point West Apartments                        34             2.1%

Post Ridge Apartments                        91             1.4%

Rivers Edge Apartments                       55             1.5%

South Port Apartments                        58             1.5%

Stratford Place Apartments                  134             2.6%

Village East Apartments                      19             0.6%


CAPITAL IMPROVEMENTS:

The Apartments

During 1998, the Partnership completed approximately $195,000 of capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacement, other building improvements, and air conditioning units. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $260,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, and other building improvements. These improvements are expected to cost approximately $313,000.

Arbours of Hermitage Apartments

During 1998, the Partnership completed approximately $526,000 of capital improvements at the property, consisting primarily of roof replacement, carpet replacement, other building improvements, parking area repairs, siding, appliance replacement, and air conditioning units. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $516,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, swimming pool repairs, painting, structural and other building improvements. These improvements are expected to cost approximately $560,000.

Briar Bay Racquet Club Apartments

During 1998, the Partnership completed approximately $40,000 of capital improvements at the property, consisting primarily of carpet replacement, landscaping, and signage improvements. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $114,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, electrical upgrades, landscaping, and parking lot improvements. These improvements are expected to cost approximately $139,000.

Chimney Hill Apartments

During 1998, the Partnership completed approximately $422,000 of capital improvements at the property, consisting primarily of carpet replacement, other building improvements, and parking area and balcony improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $180,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $252,000.

Citadel Apartments

During 1998, the Partnership completed approximately $83,000 of capital improvements at the property, consisting primarily of carpet and appliance replacements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $227,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, electrical upgrades, landscaping, roof replacement, and parking lot improvements. These improvements are expected to cost approximately $256,000.

Citadel Village Apartments

During 1998, the Partnership completed approximately $187,000 of capital improvements at the property, consisting primarily of carpet replacement, parking area repairs, roof replacement, and other building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, roof replacement, landscaping, and other improvements. These improvements are expected to cost approximately $216,000.

Foothill Place Apartments

During 1998, the Partnership completed approximately $170,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, and clubhouse renovations. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $273,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, electrical upgrades, landscaping, parking lot repairs, roof replacement, appliance replacement, and structural improvements. These improvements are expected to cost approximately $362,000.

Knollwood Apartments

During 1998, the Partnership completed approximately $426,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, parking area repairs, balcony upgrades, cabinets and countertops, roof replacement, air conditioning units, and other building improvements.
These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $584,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, electrical upgrades, parking lot repairs, roof replacement, and structural and other building improvements. These improvements are expected to cost approximately $626,000.

Lake Forest Apartments

During 1998, the Partnership completed approximately $149,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, and perimeter fencing upgrades. These improvements were primarily funded from the Partnership replacement and capital reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, landscaping, parking lot repairs, and other improvements. These improvements are expected to cost approximately $522,000.

Nob Hill Villa Apartments

During 1998, the Partnership completed approximately $557,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, roof replacement, parking lot and swimming pool repairs, perimeter fencing upgrades, and other building improvements. These improvements were primarily funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $275,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, electrical upgrades, roof replacement, and other improvements. These improvements are expected to cost approximately $292,000.

Overlook Apartments

During 1998, the Partnership completed approximately $349,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, building improvements, air conditioning units, and major sewer replacement. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $557,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, roof replacement, and other improvements. These improvements are expected to cost approximately $238,000.

Point West Apartments

During 1998, the Partnership completed approximately $55,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, signage improvements, air conditioning units, and clubhouse furniture replacement. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $132,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to carpet replacement and landscaping. These improvements are expected to cost approximately $119,000.

Post Ridge Apartments

During 1998, the Partnership completed approximately $185,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, parking area repairs, air conditioning units, and roof replacement. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $345,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, roof replacement, and parking lot repairs. These improvements are expected to cost approximately $347,000.

Rivers Edge Apartments

During 1998, the Partnership completed approximately $102,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, swimming pool repairs, and roof replacement. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet replacement, appliance replacements, and landscaping. These improvements are expected to cost approximately $129,000.

South Port Apartments

During 1998, the Partnership completed approximately $75,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $222,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, appliance replacements, landscaping, other structural improvements, and fencing upgrades. These improvements are expected to cost approximately $231,000.

Stratford Place Apartments

During 1998, the Partnership completed approximately $97,000 of capital improvements at the property, consisting primarily of carpet replacement, appliance replacement, air conditioning units, and clubhouse renovations. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,077,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, landscaping, plumbing upgrades, and other structural improvements. These improvements are expected to cost approximately $579,000.

Village East Apartments

During 1998, the Partnership completed approximately $99,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units, roof replacement, and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $156,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, parking lot repairs, and roof replacement. These improvements are expected to cost approximately $181,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled Everest Properties LLC
v. Insignia Financial Group, Inc., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5.MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS


(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)    Title of Class                     Number of Unitholders of Record

       Limited Partnership Units          12,055 as of December 31, 1998

       There were 342,773 Units outstanding at December 31, 1998, of which affiliates of the General Partner owned 106,118 Units or 30.97%.

(C) During the year ended December 31, 1998, the Partnership paid distributions attributable to cash flow from operations of approximately $3,951,000 ($11.07 per Limited Partnership Unit). During the year ended December 31, 1997, the Partnership paid distributions attributable to cash flow from operations of approximately $1,600,000 ($4.48 per Limited Partnership Unit) and approximately $903,000 ($2.53 per Limited Partnership Unit) representing a return of capital. During 1996, the Partnership paid distributions attributable to cash flow from operations of approximately $4,538,000 ($12.71 per Limited Partnership Unit) and approximately $71,000 ($0.20 per Limited Partnership Unit) representing a return of capital. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $34,196,000 at December 31, 1998. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $36,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships during the year ended December 31, 1997. Subsequent to December 31, 1998, the Partnership paid a distribution from operations of approximately $6,423,000 ($17.99 per Limited Partnership Unit) and approximately $2,722,000 ($7.62 per Limited Partnership Unit) representing a return of capital. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. Certain reclassifications have been made to the 1994 through 1997 information to conform to the 1998 presentation. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

                                                    Years Ended December 31,

                                              (in thousands, except per unit data)

Consolidated Statements              1998      1997      1996      1995      1994

of Operations


Total revenues                     $ 30,093  $ 28,710  $ 27,907  $ 27,195 $ 27,905

Total expenses                      (26,164)  (28,296)  (28,780)  (28,435) (32,325)

Income (loss) from operations         3,929       414      (873)   (1,240)  (4,420)


Gain on dispositions

 of investment property                  --        --        --        --    9,523

Income (loss) before extraordinary

 items                                3,929       414      (873)   (1,240)   5,103

Extraordinary items                      (5)      (47)    2,909        43    6,614


Net income (loss)                  $  3,924  $    367  $  2,036  $ (1,197)$ 11,717


Net income (loss) per

 Limited Partnership Unit:

Income (loss) from operations      $  11.00  $   1.15  $  (2.45) $  (3.47)$ (12.38)

Gain on dispositions

 of investment property                  --        --        --        --    26.67

Income (loss) before

 extraordinary items                  11.00      1.15     (2.45)    (3.47)   14.29

Extraordinary items                    (.01)     (.12)     8.15       .12    18.52


Net income (loss)                  $  10.99  $   1.03  $   5.70  $  (3.35)$  32.81


Distributions per Limited

 Partnership Unit                  $  11.07  $   7.01  $  12.91  $   2.58 $     --


Limited Partnership Units

 outstanding                        342,773   342,773   342,783   342,783  342,819


Consolidated Balance Sheets


Total assets                       $ 50,671  $ 52,381  $ 53,844  $ 61,146 $ 56,812

Mortgage notes payable             $ 70,775  $ 72,439  $ 71,763  $ 76,336 $ 70,825

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The operations of the Partnership primarily include operating and holding income-producing real properties for the benefit of its partners. Therefore, the following discussion of operations, liquidity and capital resources will focus on these activities and should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and the notes related thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net income before extraordinary items totaled approximately $3,929,000 for the year ended December 31, 1998, as compared to approximately $414,000 for the year ended December 31, 1997 and a net loss before extraordinary items of approximately $873,000 for the year ended December 31, 1996. For the year ended December 31, 1998, an increase in revenues and an overall decrease in expenses resulted in an increase in income before extraordinary items as compared to 1997.

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

1998 COMPARED TO 1997

Revenues:

The increase in revenues is primarily attributable to increased rental income for the year ended December 31, 1998, as compared to the year ended December 31, 1997. These increases are due to increased rental rates at the Partnership's investment properties accompanied by increased occupancy levels at some of the properties which more than offset occupancy decreases at other properties. An increase in other income due to higher cash balances being held, as well as the casualty gain of approximately $363,000 recognized in 1998 also contributed to the increase in total revenues.

Expenses:

Expenses decreased primarily due to reductions in operating, depreciation, and, to a lesser extent, reductions in property tax expenses. Operating expenses decreased due to the completion of repair projects at a number of the Partnership's investment properties, including exterior building repairs, parking lot repairs, and exterior painting, as well as decreases in expenses related to the casualties which occurred in 1997 at some of the Partnership's properties. Depreciation expense decreased due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1997. Property tax expense decreased due to tax reductions received in 1998 for billings under appeal at December 31, 1997 at several of the Partnership's investment properties. Partially offsetting these decreases in expenses is an increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in the special 9% management fee on distributions from operating cash flows. Distributions from operations increased by approximately $2,351,000 during 1998 as compared to 1997. Included in general and administrative expenses at both December 31, 1998 and 1997, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During 1998, the two mortgages secured by the Denbigh Woods property were paid in full. Approximately $5,000 in prepayment penalties was paid in connection with these repayments. Such amount is included on the consolidated statements of operations as extraordinary loss on retirement of debt, which caused a slight decrease in net income for 1998. See "Item 8. Financial Statements and Supplementary Data - Note G" for additional information on these mortgages.

During 1998, a net casualty gain of approximately $192,000 resulted from fire and smoke damage to Overlook Apartments suffered in November 1997. In March 1998, Nob Hill Apartments sustained damages from a fire in one of the property's buildings, resulting in a net casualty gain of approximately $204,000. Other minor damage claims less related insurance proceeds resulted in a net casualty loss of approximately $6,000. Additionally in 1998, Foothill Place Apartments suffered windstorm damage resulting in a net casualty loss of approximately $27,000. The net result of all of the above was the recognition of a casualty gain of $363,000 in 1998.

1997 COMPARED TO 1996

Income before extraordinary items increased in 1997 as compared to 1996 due to an increase in revenues and a decrease in expenses in 1997. Revenues increased due to an increase in rental income which was partially offset by a decrease in other income.

Revenues:

Rental income increased for the year ended December 31 1997, compared to the year ended December 31, 1996, due to increased rental rates at all of the Partnership's investment properties, except the Citadel Apartments, accompanied by overall consistent occupancy levels.

Expenses:

Expenses decreased due to a reduction in general and administrative expenses, depreciation, and interest expense, which was partially offset by an increase in operating and property tax expenses.

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

On November 18, 1997, the Partnership refinanced the mortgage encumbering the South Port Apartments. The refinancing replaced indebtedness of $3,432,000, including accrued interest of approximately $18,000, with a new mortgage in the amount of $4,500,000. The mortgage was refinanced at a rate equal to 7.19%, compared to the prior rate of 10.85% and matures on December 1, 2004. Total loan costs paid during 1997 were approximately $120,000, with an additional $17,000 paid in 1998. These costs have been capitalized and are being amortized over the life of the loan. The Partnership paid approximately $34,000 in prepayment penalties and wrote off $13,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $47,000, which caused a decrease in net income of $47,000.

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

LIQUIDITY AND CAPITAL RESOURCES

1998 COMPARED TO 1997

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $13,241,000 as compared to approximately $12,090,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $8,474,000 of cash provided by operating activities, which was partially offset by approximately $2,751,000 and $4,572,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of capital improvements, which was partially offset by note receivable collections, net withdrawals from restricted escrows and insurance proceeds from casualty losses. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties, payoff of the Denbigh Woods mortgages, and payment of loan costs. The Partnership invests its working capital reserves in money market accounts.

1997 COMPARED TO 1996

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $12,090,000 compared to $9,239,000 at December 31, 1996. The increase in cash and cash equivalents is due to approximately $7,149,000 of cash provided by operating activities, which was partially offset by approximately $2,317,000 and $1,981,000 of cash used in investing and financing activities, respectively. Cash used in investing activities primarily consisted of capital improvements and, to a lesser extent, net deposits to restricted escrows partially offset by proceeds from the sale of investments. Cash used in financing activities primarily consisted of payments and repayments of mortgage notes payable, payment of loan costs, and distributions to partners partially offset by proceeds from mortgage notes payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $5,053,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital expenditures at The Apartments include carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, and other building improvements. Budgeted capital expenditures at Arbours of Hermitage include carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, swimming pool repairs, painting, structural and other building improvements. Budgeted capital expenditures at Briar Bay Racquet Club include carpet and vinyl replacement, electrical upgrades, landscaping, and parking lot improvements. Budgeted capital expenditures at Chimney Hill Apartments include, but are not limited to, interior and exterior building improvements. Budgeted capital expenditures at Citadel Apartments include carpet and vinyl replacement, air conditioning units, landscaping, roof replacements, and parking lot improvements. Budgeted capital expenditures at Citadel Village Apartments include carpet and vinyl replacement, roof replacement, landscaping, and other improvements. Budgeted capital expenditures at Foothill Place Apartments include carpet and vinyl replacement, electrical upgrades, landscaping, parking lot repairs, roof replacement, appliance replacement, and structural improvements. Budgeted capital expenditures at Knollwood Apartments include carpet and vinyl replacement, electrical upgrades, parking lot repairs, roof replacement, and structural and other building improvements. Budgeted capital expenditures at Lake Forest Apartments include carpet and vinyl replacement, air conditioning units, landscaping, parking lot repairs, and other improvements. Budgeted capital expenditures at Nob Hill Villa Apartments include carpet and vinyl replacement, air conditioning units, electrical upgrades, roof replacement, and other improvements. Budgeted capital expenditures at Overlook Apartments include carpet and vinyl replacement, roof replacement, and other improvements. Budgeted capital expenditures at Point West Apartments include carpet replacement and landscaping. Budgeted capital expenditures at Post Ridge Apartments include carpet and vinyl replacement, roof replacement, and parking lot repairs. Budgeted capital expenditures at Rivers Edge Apartments include carpet replacement, appliance replacements, and landscaping. Budgeted capital expenditures at South Port Apartments include carpet and vinyl replacement, appliance replacements, landscaping, other structural improvements, and fencing upgrades. Budgeted capital expenditures at Stratford Place Apartments include landscaping, plumbing upgrades, and other structural improvements. Budgeted capital expenditures at Village East Apartments include carpet and vinyl replacement, parking lot repairs, and roof replacement. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $70,775,000 matures at various dates between 1999 and 2005. The mortgage note payable on Overlook Apartments matured in March 1999. The Partnership is currently negotiating for an extension on the note. Should the Partnership not be able to refinance the mortgage or obtain an extension, the lender may choose to foreclose on the property. Since the note is non-recourse and the mortgage balance exceeds the book value of the property, no loss is expected. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $3,951,000 and $1,600,000 were made during the years ended December 31, 1998 and 1997, respectively. Additionally in 1997, the Partnership paid distributions of approximately $903,000 to partners representing a return of capital. Subsequent to December 31, 1998, the Partnership paid a distribution from operations of approximately $6,423,000 and approximately $2,722,000 representing a return of capital. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,200,000. During 1996, the Metro Centre Office Building was foreclosed on by the lender thereby lowering reserve requirements further. The replacement reserve requirement at the remaining residential properties is approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $13,241,000 at December 31, 1998, exceeded the Partnership's reserve requirements of approximately $2,100,000.

YEAR 2000 COMPLIANCE

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.
Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7A. MARKET RISK FACTORS

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1998, a 1% increase or decrease in market interest rate would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1998.

                                                      Long-term Debt
 Principal amount by expected maturity:   Fixed Rate Debt Average Interest Rate
                                          (in thousands)

                  1999                    $ 2,238            7.75%
                  2000                     12,474            7.56%
                  2001                        191            7.25%
                  2002                        208            7.25%
                  2003                      8,976            7.25%
               Thereafter                  46,688            7.23%
                  Total                   $70,775

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and
    1996

Consolidated Statements of Changes in Partners' Deficit - Years ended December
    31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and
    1996

Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                       CONSOLIDATED CAPITAL PROPERTIES IV

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)





                                                     December 31,

                                                    1998         1997


Assets

 Cash and cash equivalents                      $  13,241    $  12,090

 Receivables and deposits                           2,246        1,999

 Note and interest receivable                          --        1,081

 Restricted escrows                                 2,743        3,174

 Other assets                                       1,459        1,874

 Investment properties (Notes D and J):

      Land                                         12,491       12,491

      Buildings and personal property             121,741      118,162

                                                  134,232      130,653

      Less accumulated depreciation              (103,250)     (98,490)

                                                   30,982       32,163


                                                $  50,671    $  52,381


Liabilities and Partners' Deficit

Liabilities

 Accounts payable                               $     379    $     526

 Tenant security deposit liabilities                  568          580

 Accrued property taxes                             1,309        1,312

 Other liabilities                                  1,045          902

 Mortgage notes payable (Note D)                   70,775       72,439

                                                   74,076       75,759


Partners' Deficit

 General partner's                                 (6,175)      (6,174)

 Limited partners' (342,773 units issued

    and outstanding)                              (17,230)     (17,204)

                                                  (23,405)     (23,378)

                                                $  50,671    $  52,381


          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                     Years Ended December 31,

                                                   1998        1997        1996


Revenues:

  Rental income                                 $ 27,620    $ 26,769    $ 25,872

  Other income                                     2,110       1,941       2,035

  Casualty gain                                      363          --          --

     Total revenues                               30,093      28,710      27,907


Expenses:

  Operating                                       12,449      12,985      12,627

  General and administrative                       1,188         990       1,317

  Depreciation                                     4,871       6,558       7,048

  Interest                                         5,840       5,868       6,052

  Property taxes                                   1,816       1,895       1,736

     Total expenses                               26,164      28,296      28,780


Income (loss) before extraordinary items           3,929         414        (873)


Extraordinary loss on refinancing                     --         (47)        (85)

Extraordinary loss on retirement of debt              (5)         --          (5)

Extraordinary gain on forgiveness of debt             --          --       2,999


Net income                                      $  3,924    $    367    $  2,036


Net income allocated to general partner (4%)    $    157    $     15    $     81


Net income allocated to limited partners (96%)     3,767         352       1,955


                                                $  3,924    $    367    $  2,036


Net income per limited partnership unit:


  Income (loss) before extraordinary items      $  11.00    $   1.15    $  (2.45)

  Extraordinary loss on refinance                     --        (.12)       (.24)

  Extraordinary loss on retirement of debt          (.01)         --        (.01)

  Extraordinary gain on forgiveness of debt           --          --        8.40


Net income per limited partnership unit         $  10.99    $   1.03    $   5.70


Distributions per limited partnership unit      $  11.07    $   7.01    $  12.91


          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                   Limited                           Total

                                 Partnership   General   Limited   Partners'

                                    Units      Partner  Partners    Deficit


Original capital contributions   343,106      $      1  $171,553  $171,554


Partners' deficit at

 December 31, 1995               342,783      $ (5,951) $(12,682) $(18,633)


Net income for the year ended

  December 31, 1996                   --            81     1,955     2,036

Distributions paid                    --          (219)   (4,426)   (4,645)


Partners' deficit at

  December 31, 1996              342,783        (6,089)  (15,153)  (21,242)


Net income for the year ended

 December 31, 1997                    --            15       352       367


Distributions paid                    --          (100)   (2,403)   (2,503)


Abandonment of limited

 partnership units                   (10)           --        --        --


Partners' deficit at

 December 31, 1997               342,773        (6,174)  (17,204)  (23,378)


Net income for the year ended

 December 31, 1998                    --           157     3,767     3,924


Distributions paid                    --          (158)   (3,793)   (3,951)


Partners' deficit at

 December 31, 1998               342,773      $ (6,175) $(17,230) $(23,405)


          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                          Years Ended December 31,

                                                          1998      1997      1996


Cash flows from operating activities:

  Net income                                            $  3,924  $    367  $  2,036

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                           4,871     6,558     7,048

    Amortization of loan costs                               317       284       279

    Loss on disposition of investment property                --        --       101

    Casualty (gain) loss                                    (363)       46        --

    Extraordinary loss on refinancing                         --        47        85

    Extraordinary loss on retirement of debt                   5        --         5

    Extraordinary gain on forgiveness of debt                 --        --    (2,999)

    Change in accounts:

      Receivables and deposits                              (344)     (128)      670

      Other assets                                           115       (22)       84

      Accounts payable                                      (147)     (118)     (308)

      Tenant security deposit liabilities                    (12)      (79)      (14)



      Accrued property taxes                                  (3)      207       144

      Other liabilities                                      111       (13)     (321)


         Net cash provided by operating activities         8,474     7,149     6,810


Cash flows from investing activities:

  Property improvements and replacements                  (3,717)   (2,559)   (4,945)

  Proceeds from sale of investments                           --       492     2,122

  Collections on notes receivable                             48        43        39

  Net withdrawals from (deposits to) restricted escrows      431      (264)     (144)

  Net insurance proceeds from casualty                       487       (29)       --


         Net cash used in investing activities            (2,751)   (2,317)   (2,928)


Cash flows from financing activities:

  Payments on mortgage notes payable                        (437)     (409)     (497)

  Repayment of mortgage notes payable                       (194)   (3,415)  (12,878)

  Proceeds from mortgage notes payable                        --     4,500    12,800

  Prepayment penalties                                        (5)      (34)       (9)



  Loan costs paid                                            (17)     (120)     (279)

  Distributions to partners                               (3,919)   (2,503)   (4,645)


         Net cash used in financing activities            (4,572)   (1,981)   (5,508)


Net increase (decrease) in cash and cash equivalents       1,151     2,851    (1,626)


Cash and cash equivalents at beginning of year            12,090     9,239    10,865


Cash and cash equivalents at end of year                $ 13,241  $ 12,090  $  9,239



          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES IV

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:




At December 31, 1998, notes and interest receivable and mortgage notes payable were adjusted by approximately $1,033,000 related to Denbigh Wood Apartments (see "Note G"), and distributions were adjusted by approximately $32,000, respectively, for non-cash activity.

At December 31, 1997, accounts receivable and accounts payable were adjusted by $64,000 and $49,000, respectively, for non-cash activity.

Cash paid for interest was approximately $5,528,000, $5,596,000 and $5,750,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

                               December 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold commercial and residential properties. The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 1998, the Partnership operates 17 residential properties located in or near major urban areas in the United States.



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

All of CEI's outstanding stock is owned by Insignia Properties Trust, which is an affiliate of AIMCO. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.



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

The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships, its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd, Foothill Chimney Associates, L.P., Concap Metro Centre Associates, Ltd., and Concap Stratford Associates, Ltd. and its 50% interest in South Port Apartments limited partnership. The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposits with original maturities of less than ninety days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

Capital Improvement Reserves: At the time of the refinancing of the mortgage note payable encumbering Nob Hill Villa, $219,000 of the proceeds were designated for certain capital improvements. At the time of the refinancing of the mortgage notes payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, approximately $1,145,000 was designated for certain capital improvements. At the time of the refinancing of the mortgage note payable encumbering Lake Forest, $555,000 of the proceeds were designated for certain capital improvements. At the time of the refinancing of the mortgage note payable encumbering South Port, $283,000 of the proceeds were designated for certain capital improvements. At December 31, 1998, the total remaining escrow balance is approximately $643,000.

Replacement Reserve Accounts: At the time of the refinancing of the mortgage notes payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. At the time of the refinancing of the mortgage note payable encumbering Post Ridge, $384,000 of the proceeds were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 1998, the total remaining reserve balance is approximately $1,069,000.

Investments in Real Estate

Investment properties consist of seventeen apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Costs of apartment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in either of the years ended December 31, 1998, 1997, or 1996.

Depreciation

Buildings, improvements and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 40 years.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

Loan costs, net of accumulated amortization, of $1,377,000 and $1,677,000 at December 31, 1998 and 1997, respectively, are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Fair Value

The Partnership believes that the carrying amount of its financial instruments (except long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on estimated borrowing rates currently available to the Partnership, approximates its carrying amount.

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

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note M" for required disclosures).

Reclassifications

Certain reclassifications have been made to the 1997 and 1996 information to conform to the 1998 presentation.

Advertising Costs

Advertising costs of approximately $482,000, $441,000, and $375,000 in 1998, 1997 and 1996, respectively, are charged to expense as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were charged to expense in 1998, 1997 and 1996:

                                                 1998         1997       1996
                                                       (in thousands)

Property management fees (included
 in operating expense)                       $1,478        $1,413      $1,316

Reimbursements for services of affiliates
 (included in investment property and
  general and administrative and operating
  expenses) (1)                                 627           608         605

Partnership management fee                      341           138         392

(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998, 1997 and 1996 is approximately $64,000, $65,000 and
     $32,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997 and 1996, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,478,000, $1,413,000 and $1,316,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $627,000, $608,000 and $605,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $341,000, $138,000, and $392,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the years ended December 31, 1998, 1997, and 1996, respectively. These fees are included in general and administrative expenses.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $7,000, $13,000 and $22,000 in 1998, 1997, and 1996, respectively, for loan costs which are capitalized and included in other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of one of the Partnership's properties in 1997 and two in 1996 (See "Note D").

For the period January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an affiliate of the General Partner commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 29,618 of the outstanding limited partner units of the Partnership.

AIMCO and its affiliates currently own a total of 106,118 limited partnership units or 30.97%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

NOTE D - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:






                               Principal    Monthly                          Principal

                               Balance At   Payment    Stated                 Balance

                              December 31, Including  Interest  Maturity      Due At

Property                          1998     Interest     Rate      Date       Maturity

                                  (in thousands)                          (in thousands)


The Apartments                $ 3,364     $   29      8.34%       09/00   $ 3,244

Arbours of Hermitage            5,650         33(a)   6.95%       12/05     5,650

Briar Bay Racquet Club          3,500         20(a)   6.95%       12/05     3,500

Chimney Hill Apartments         5,400         31(a)   6.95%       12/05     5,400

Citadel Apartments              4,661         40      8.38%       10/00     4,488

Citadel Village Apartments      2,450         14(a)   6.95%       12/05     2,450

Foothill Place Apartments      10,100         58(a)   6.95%       12/05    10,100

Knollwood Apartments            6,780         39(a)   6.95%       12/05     6,780

Lake Forest Apartments          4,700         29(a)   7.33%       11/03     4,700

Nob Hill Villa Apartments       7,163         64      9.20%       04/05     6,250

Overlook Apartments             1,819         19     10.50%        (b)      1,820

Post Ridge Apartments           4,050         25(a)   7.33%       11/03     4,050

Rivers Edge Apartments          1,965         17      8.40%       09/00     1,895



South Port Apartments           4,456         31      7.19%       12/04     4,119

Stratford Place Apartments      2,567         23      8.65%       09/00     2,478

Village East Apartments         2,150         12(a)   6.95%       12/05     2,150


                              $70,775     $  484                          $69,074


(a)  Monthly payments of interest only at the stated rate until maturity.

(b)  The mortgage note payable on Overlook Apartments matured in March 1999.
     The Partnership is currently negotiating for an extension on the note. Should the Partnership not be able to refinance the mortgage or obtain an extension, the lender may choose to foreclose on the property. Since the note is non-recourse and the mortgage balance exceeds the book value of the property, no loss is expected.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 1999 and 2005 and bear interest at rates ranging from 6.95% to 10.50%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):



                  1999                    $ 2,238

                  2000                     12,474

                  2001                        191

                  2002                        208

                  2003                      8,976

               Thereafter                  46,688

                  Total                   $70,775


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

On November 18, 1997, the Partnership refinanced the mortgage encumbering the South Port Apartments. The refinancing replaced indebtedness of $3,432,000, including accrued interest of approximately $18,000, with a new mortgage in the amount of $4,500,000. The mortgage was refinanced at a rate equal to 7.19%, compared to the prior rate of 10.85% and matures on December 1, 2004. Capitalized loan costs incurred for the refinancing were approximately $120,000 during the year ended December 31, 1997. In 1998, approximately $17,000 of additional loan costs were paid in connection with the South Port refinancing. The Partnership paid approximately $34,000 in prepayment penalties and wrote off $13,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $47,000.

NOTE E - CONTINGENCIES

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit and $1.00 per square foot of gross leasable commercial space owned by the Partnership, or approximately $2,200,000. During 1996, the Metro Centre Office Building was foreclosed on by the lender thereby lowering reserve requirements further. The replacement reserve requirement at the remaining residential properties was reduced to approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $13,241,000 at December 31, 1998, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE F - ABANDONED LIMITED PARTNERSHIP UNITS

In 1997, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning their Limited Partnership Units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the Limited Partner is allocated his or her share of income (loss) for that year. The income (loss) per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.



NOTE G - SALE OF REAL ESTATE

In August 1994, the Partnership sold the Denbigh Woods Apartments. In connection with the sale, the Partnership accepted a $1,200,000 wrap-note receivable and received net sales proceeds of $881,000. The wrap-note receivable accrued interest at an annual rate of 9%, required monthly payments of principal and interest totaling $11,814, and matured in March 1996. The Partnership negotiated with the purchaser to extend the note on a number of occasions, at the same interest rate, ultimately until December 31, 1998. All other terms of the note remain unchanged. Since the wrap-around promissory note was subordinate and inferior to the first-lien mortgages, the Partnership remained obligated under two underlying first-lien mortgages totaling approximately $1,248,000 which were secured by the Denbigh Woods Apartments. Pursuant to the sale contract, the Partnership received, from the purchaser, a
capital improvement escrow totaling $150,000.   After completion in 1997 of
certain repairs and capital improvements at the property, the Partnership fully reimbursed the purchaser the balance remaining in the escrow account. The two mortgages, as well as the note and any accrued interest receivable, were repaid in full on December 31, 1998. Approximately $5,000 of prepayment penalties were paid in connection with repayment of one of the mortgage notes payable.

NOTE H - DISPOSITION OF REAL ESTATE

In February 1996, Metro Centre Office Building was foreclosed upon by the lender. The 1996 results of operations for Metro Centre Office Building are summarized in the following table (in thousands):


                                        For the Period



                                       From January 1 to
                                       February 7, 1996

Revenues                                  $   22
Loss from continuing operations               (8)
Net income                                 2,991
Income per Limited Partnership Unit       $ 8.38

NOTE I - DISTRIBUTIONS

During 1998, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $3,951,000. Subsequent to December 31, 1998, the Partnership declared and paid a distribution from operations of approximately $6,423,000 and approximately $2,722,000 representing a return of capital.

During 1997, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $1,600,000 and approximately $903,000 representing a return of capital. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $2,000 was distributed to the general partners of the majority-owned sub-tier limited partnerships.



NOTE J - REAL ESTATE AND ACCUMULATED DEPRECIATION







                                                  Initial Cost

                                                 To Partnership

                                                 (in thousands)

                                                                   Net Cost

                                                      Buildings  Capitalized

                                                         and    (Written-Down)

                                                       Personal Subsequent to

           Description           Encumbrances   Land   Property  Acquisition

                                (in thousands)                  (in thousands)



The Apartments                     $ 3,364    $   438 $ 6,218  $ 2,047

Arbours of Hermitage Apartments      5,650        547   8,574    3,558

Briar Bay Racquet Club Apartments    3,500      1,084   5,271    1,369

Chimney Hill Apartments              5,400        659   7,188    3,180

Citadel Apartments                   4,661        695   5,619    1,263

Citadel Village Apartments           2,450        337   3,334      374

Foothill Place Apartments           10,100      3,492   9,435    2,243

Knollwood Apartments                 6,780        345   7,065    3,455

Lake Forest Apartments               4,700        692   5,811    2,593

Nob Hill Villa Apartments            7,163        490   8,922    3,477

Overlook Apartments                  1,819        397   3,573      670

Point West Apartments                   --        285   2,919     (173)

Post Ridge Apartments                4,050        143   2,498    1,910

Rivers Edge Apartments               1,965        512   2,160      670

South Port Apartments                4,456      1,175   6,496      264

Stratford Place Apartments           2,567      1,186   4,628    1,683

Village East Apartments              2,150        184   2,236    1,041


       Totals                      $70,775    $12,661 $91,947  $29,624








                             Gross Amount At Which Carried

                                 At December 31, 1998

                                    (in thousands)


                                     Buildings

                                         And

                                       Related

                                      Personal               Accumulated    Date of      Date   Depreciable

Description                    Land   Property     Total     Depreciation Construction Acquired Life-Years

                                                             (in thousands)


The Apartments               $    438 $  8,265  $  8,703     $  6,339         1973      4/84       5-18

Arbours of Hermitage Apts.        547   12,132    12,679       10,646         1973      9/83       5-18

Briar Bay Racquet Club Apts.    1,084    6,640     7,724        6,377         1975      9/82       5-18

Chimney Hill Apts.                659   10,368    11,027        9,462         1973      8/82       5-18

Citadel Apts.                     695    6,882     7,577        6,429         1973      5/83       5-18

Citadel Village Apts.             337    3,708     4,045        3,364         1974     12/82       5-18

Foothill Place Apts.            3,402   11,768    15,170        8,893         1973      8/85       5-18

Knollwood Apts.                   345   10,520    10,865        9,279         1972      7/82       5-18



Lake Forest Apts.                 692    8,404     9,096        6,156         1971      4/84       5-18

Nob Hill Villa Apts.              490   12,399    12,889       10,984         1971      4/83       5-18

Overlook Apts.                    397    4,243     4,640        3,288         1970     11/85       5-15

Point West Apts.                  205    2,826     3,031        2,204         1973     11/85       5-40

Post Ridge Apts.                  143    4,408     4,551        3,734         1972      7/82       5-18

Rivers Edge Apts.                 512    2,830     3,342        2,580         1976      4/83       5-18

South Port Apts.                1,175    6,760     7,935        6,321          --      11/83       5-18

Stratford Place Apts.           1,186    6,311     7,497        4,196         1975      8/85       5-20

Village East Apts.                184    3,277     3,461        2,998         1973     12/82       5-18

Totals                       $ 12,491 $121,741  $134,232     $103,250




Reconciliation of "Real Estate and Accumulated Depreciation":


                                              Years Ended December 31,

                                              1998         1997        1996

                                                    (in thousands)

Real Estate

Balance at beginning of year              $130,653     $128,128     $125,218

   Additions                                 3,717        2,559        4,945

   Dispositions through foreclosure             --           --       (1,605)

   Property dispositions - other              (138)         (34)        (430)

Balance at end of year                    $134,232     $130,653     $128,128


Accumulated Depreciation

Balance at beginning of year              $ 98,490     $ 91,934     $ 86,294

   Additions charged to expense              4,871        6,558        7,048

   Dispositions through foreclosure             --           --       (1,079)

   Property dispositions - other              (111)          (2)        (329)

Balance at end of year                    $103,250     $ 98,490     $ 91,934


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $151,943,000 and $148,650,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $115,959,000 and $111,953,000, respectively.

NOTE K - CASUALTY LOSSES

In the third quarter of 1998, Foothill Place Apartments sustained windstorm damage. The Partnership has incurred expenses to date of approximately $27,000 and is in the process of negotiating a settlement with the insurance carrier. These costs are included in net casualty gain for the year ended December 31, 1998.

In March 1998, Nob Hill Apartments had a fire that destroyed one apartment unit in a section of a 24-unit building. Additionally, the remaining units in this section of the building, as well as the laundry room, sustained water and smoke damage which eventually caused mold and mildew. The Partnership anticipates that insurance proceeds will approximate the estimated cost of replacement, resulting in a minimal effect on its operations. Work on the project was substantially completed at September 30, 1998. Approximately $204,000 of net insurance proceeds have been received to date with such amount included in net casualty gain for the year ended December 31, 1998.

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the affected building. Insurance proceeds of approximately $239,000 were received during the year ended December 31, 1998. Repair efforts were completed in July 1998 and the related costs have been capitalized as a part of the investment property. Total insurance proceeds anticipated to be received less the cost of repairs and the write off of assets replaced, resulted in a net casualty of approximately $192,000 for the year ended December 31, 1998.

In January 1997, Foothill Place Apartments sustained extensive wind and flood damage from severe storms. Additionally, in February 1997, a fire occurred at Foothill Place Apartments resulting in minor damage to one of its balconies including the immediately surrounding area. The insurance proceeds received less the costs to repair Foothill Place Apartments and the write-off of assets that were replaced, resulted in a net casualty gain for these events of approximately $46,000 which is included in operating expense for the year ended December 31, 1997. All repairs and replacements related to these casualties were completed in the second quarter of 1997.

NOTE L - INCOME TAXES

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per unit data):

                                               1998        1997        1996

 Net income as reported                     $ 3,924     $   367     $ 2,036
 Add (deduct):
 Deferred revenue and other
    liabilities                                 408         359        (166)
 Depreciation differences                       864         917         978
 Accrued expenses                                15           7          94
 Other                                           78          15          (1)
 (Loss) gain on casualty/disposition/
   Foreclosure                                 (396)         32      (1,542)

 Federal taxable income                     $ 4,893     $ 1,697     $ 1,399

 Federal taxable income per Limited
 Partnership Unit                           $ 13.70     $  4.75     $  3.92



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

 Net deficit as reported                  $(23,405)
 Land and buildings                         17,712
 Accumulated depreciation                  (12,709)
 Syndication fees                           18,871
 Other                                       5,856
 Net assets - Federal tax basis           $  6,325

NOTE M - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seventeen apartment complexes in ten states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments:
The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for 1998, 1997 and 1996 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                        Residential    Other      Totals
 Rental income                          $27,620      $    --    $27,620
 Other income                             1,573          537      2,110
 Interest expense                         5,717          123      5,840
 Depreciation                             4,871           --      4,871
 General and administrative expense          --        1,188      1,188
 Loss on extraordinary item                  (5)          --         (5)
 Segment profit (loss)                    4,698         (774)     3,924
 Total assets                            37,123       13,548     50,671
 Capital expenditures for investment
   properties                             3,717           --      3,717


1997
                                         Residential     Other        Totals
                                                     (in thousands)
 Rental income                           $26,769      $    --      $26,769
 Other income                              1,442          499        1,941
 Interest expense                          5,749          119        5,868
 Depreciation                              6,558           --        6,558
 General and administrative expense           --          990          990
 Loss on extraordinary item                  (47)          --          (47)
 Segment profit (loss)                       977         (610)         367
 Total assets                             40,933       11,448       52,381
 Capital expenditures for investment
   properties                              2,559           --        2,559


1996
                                         Residential     Other        Totals
                                                     (in thousands)
Rental income                            $25,872      $    --      $25,872
Other income                               1,448          587        2,035
Interest expense                           5,931          121        6,052
Depreciation                               7,048           --        7,048
General and administrative expense            --        1,317        1,317
Gain on extraordinary items                2,909           --        2,909
Segment profit (loss)                      2,887         (851)       2,036
Total assets                              44,997        8,847       53,844
Capital expenditures for investment
properties                                 4,945           --        4,945

NOTE N - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled Everest Properties LLC
v. Insignia Financial Group, Inc., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
         REGISTRANT

Consolidated Capital Properties IV (the "Registrant" or "Partnership") has no officers or directors. ConCap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors, and executive officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

        Name           Age                  Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the years ended December 31, 1998 or 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the years ended December 31, 1998 or 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 13. Certain Relationships and Related Transactions" for amounts of compensation and reimbursement paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     Except as provided below, as of December 31, 1998, no person or group was known to CEI to own of record or beneficially own more than five percent of the Units of the Partnership:

                Entity                  Number of Units    Percent of Total

Insignia Properties, L.P. (1)          66,789.5          19.49%
IPLP Acquisition I, LLC (1)            29,612.5           8.64%
AIMCO Properties, L.P. (2)              9,716.0           2.84%

      (1)Entity is indirectly, ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29601.

      (2)Entity is directly owned by AIMCO. Its business address is 1873 South Bellaire Street, 17th Floor, Denver, CO 80222.

     As of December 31, 1998, no other person was known to CEI to own of record or beneficially own more than 5 percent (5%) of the Units of the Partnership.

(b)  Beneficial Owners of Management

     Except as provided below, neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of December 31, 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                           Number of      Percent

Name and Address                          CEI Shares      Of Total


Insignia Properties Trust ("IPT")           100,000         100%

55 Beattie Place, Greenville, SC 29601


Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 1998, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own approximately 30.97% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were charged to expense in 1998, 1997 and 1996:

                                                   1998        1997       1996
                                                         (in thousands)

Property management fees                        $1,478      $1,413      $1,316
Reimbursements for services of affiliates (1)      627         608         605
Partnership management fees                        341         138         392

(1) Included in "Reimbursements for services of affiliates" for the years ended December 31, 1998, 1997 and 1996 is approximately $64,000, $65,000 and
     $32,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997 and 1996, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,478,000, $1,413,000 and $1,316,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $627,000, $608,000 and $605,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $341,000, $138,000, and $392,000 under this provision of the Partnership Agreement to affiliates of the General Partner for the years ended December 31, 1998, 1997, and 1996, respectively. These fees are included in general and administrative expenses.

In addition to reimbursements for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $7,000, $13,000 and $22,000 in 1998, 1997 and 1996, respectively, for loan costs which are capitalized and included in other assets on the consolidated balance sheets. These loan costs related to the refinancing of one of the Partnership's properties in 1997 and two in 1996.

For the period January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an affiliate of the General Partner commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 85,000 of the outstanding units of limited partnership interest in the Partnership, at $140.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 29,618 of the outstanding limited partner units of the Partnership.

AIMCO and its affiliates currently own a total of 106,118 limited partnership units or 30.97%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1. Financial Statements

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Operations - Years Ended December 31, 1998,
           1997 and 1996

         Consolidated Statements of Changes in Partners' Deficit - Years Ended
           December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
           1997 and 1996

         Notes to Consolidated Financial Statements

      2. Schedules

       All schedules are omitted because either they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

      3. Exhibits


S-K REFERENCE



    NUMBER                  DOCUMENT DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

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

10.11 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
           1990).

10.12 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

10.17 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

10.22 Assignment and Assumption of Property Management Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with Denbigh Village Associates, Ltd.) (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
           1991).

10.23      Assignment and Assumption of Property Management Agreement dated
           August 1, 1991,    by and between R & B Realty Group and R & B
           Apartment Management Company, Inc. (Property Management Agreement with Greenbriar Apartments Associates Limited Partnership). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.24 Assignment and Assumption of Property Management Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with the Partnership concerning Briar Bay Racquet Club). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.25 Assignment and Assumption of Property Management Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with Stratford Place Associates, Ltd.). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
           1991).

10.26 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP IV Associates, Ltd. (Property Management Agreement No. 306). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

10.31 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement").
           (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.33 Assignment and Assumption Agreement dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Horn-Barlow Construction Management Agreement Concerning Chimney Hill Apartments). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
           1991).

10.34 Assignment and Assumption Agreement dated September 1, 1991, by and between ConCap Village East Apartments Associates, L.P. and CCP IV Associates, Ltd. (Village East Construction Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

10.37 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company (the "Hayman Construction Management Agreement"). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

10.51 Assignment and Assumption Agreement (Property Management Agreement No. 491A)dated October 11, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

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



10.60 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to form 8-K dated December 8, 1994).

10.61 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.62      Contracts related to refinancing of debt

           (a)Deed of Trust and Security Agreement dated March 27, 1995 between Nob Hill Villa Apartment Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

           (b)Promissory Note dated March 27, 1995 between Nob Hill Villa Apartments Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina corporation.

           (c)Assignment of leases and Rents dated March 27, 1995 between Nob Hill Villa Apartments Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

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

16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995).

19.1 Chapter 11 Plan of CCP/IV Associates, Ltd. (Restated to incorporate first amended Chapter 11 Plan filed October 27, 1992 and second amendments to Chapter 11 Plan of CCP/IV Associates, Ltd. filed December 14, 1992) dated December 14, 1992, and filed December 14, 1992, in the United States Bankruptcy Court for the Middle District of Tennessee. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

19.2 First amended disclosure statement to accompany Chapter 11 Plan, dated February 21, 1992, and amended October 27, 1992 filed by CCP/IV Associates, Ltd. filed October 27, 1992, in the United States Bankruptcy Court for the Middle District of Tennessee.
           (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1992).

27         Financial Data Schedule.

(b)   Reports on Form 8-K filed during the fourth quarter of 1998:

     Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




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


                                      CONSOLIDATED CAPITAL PROPERTIES IV

                                      By:  CONCAP EQUITIES, INC.
                                           General Partner


                                      By:   /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                      By:   /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting


                                      Date:  March 30, 1999



 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye       Executive Vice President       Date: March 30, 1999
Patrick J. Foye           and Director


/s/ Timothy R. Garrick    Vice President - Accounting    Date: March 30, 1999
Timothy R. Garrick        and Director