Form 10-Q
period 1999-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1999-05-14
CIK 355804

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1999

                                       or

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

ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                   March 31,  December 31,

                                                      1999        1998

                                                  (Unaudited)    (Note)

Assets

  Cash and cash equivalents                        $  6,435     $ 13,241

  Receivables and deposits                            1,662        2,246

  Restricted escrows                                  2,101        2,743

  Other assets                                        1,530        1,459

  Investment properties:

    Land                                             12,491       12,491

    Buildings and related personal property         122,124      121,741

                                                    134,615      134,232

    Less accumulated depreciation                  (104,302)    (103,250)

                                                     30,313       30,982


                                                   $ 42,041     $ 50,671


Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                 $    282     $    379

  Tenant security deposit liabilities                   558          568

  Accrued property taxes                                737        1,309

  Other liabilities                                   1,211        1,045

  Mortgage notes payable                             70,666       70,775

                                                     73,454       74,076

Partners' Deficit

  General partner                                    (6,496)      (6,175)

  Limited partners (342,773 units issued

     and outstanding at March 31, 1999

    and December 31, 1998)                          (24,917)     (17,230)

                                                    (31,413)     (23,405)


                                                   $ 42,041     $ 50,671


Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements
b)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)



                                                      Three Months Ended

                                                           March 31,

                                                       1999         1998

Revenues:

Rental income                                       $7,088       $6,845

Other income                                           463          511

Casualty gain                                           --          227

     Total revenues                                  7,551        7,583


Expenses:

Operating                                            2,718        3,073

General and administrative                             761          420

Depreciation                                         1,052        1,148

Interest                                             1,421        1,472

Property taxes                                         463          489

     Total expenses                                  6,415        6,602


Net income                                          $1,136       $  981


Net income allocated to general partners (4%)       $   45       $   39

Net income allocated to limited partners (96%)       1,091          942


                                                    $1,136       $  981


Net income per limited partnership unit             $ 3.18       $ 2.75


Distributions per limited partnership unit          $25.61       $ 6.16


            See Accompanying Notes to Consolidated Financial Statements
c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                        (in thousands, except unit data)



                                  Limited                            Total

                                Partnership  General     Limited   Partners'

                                   Units     Partner    Partners    Deficit


Original capital contributions   343,106     $     1   $171,553   $171,554


Partners' deficit at

       December 31, 1997         342,773     $(6,174)  $(17,204)  $(23,378)


Net income for the three months

       ended March 31, 1998           --          39        942        981


     Distribution to partners         --         (93)    (2,112)    (2,205)

     Partners' deficit at

       March 31, 1998            342,773     $(6,228)  $(18,374)  $(24,602)


     Partners' deficit at

  December 31, 1998              342,773     $(6,175)  $(17,230)  $(23,405)


Net income for the three months

  ended March 31, 1999               --           45      1,091      1,136


Distribution to partners             --         (366)    (8,778)    (9,144)


     Partners' deficit at

       March 31, 1999            342,773     $(6,496)  $(24,917)  $(31,413)


          See Accompanying Notes to Consolidated Financial Statements
d)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended

                                                             March 31,

                                                         1999        1998

Cash flows from operating activities:

  Net income                                         $  1,136     $   981

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                        1,052       1,148

    Amortization of loan costs                             79          79

    Casualty gain                                          --        (227)

    Change in accounts:

       Receivables and deposits                           584         364

       Other assets                                      (150)        103

       Accounts payable                                   (97)        101

       Tenant security deposit liabilities                (10)          3

       Accrued property taxes                            (572)       (450)

       Other liabilities                                  166         (21)


         Net cash provided by operating activities      2,188       2,081


Cash flows from investing activities:

  Property improvements and replacements                 (383)       (683)

  Net withdrawals from restricted escrows                 642          15

  Net insurance proceeds from casualty                     --         150


         Net cash provided by (used in)

            investing activities                          259        (518)


Cash flows from financing activities:

  Payments on mortgage notes payable                     (109)       (106)

  Distribution to partners                             (9,144)     (2,205)

  Loan costs paid                                          --         (17)


         Net cash used in financing activities         (9,253)     (2,328)


Net decrease in cash and cash equivalents              (6,806)       (765)


Cash and cash equivalents at beginning of period       13,241      12,090


Cash and cash equivalents at end of period           $  6,435     $11,325


Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,343,000 and $1,381,000 for the three months ended March 31, 1999 and 1998, respectively.

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



e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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

The Partnership's consolidated financial statements also include the accounts of the Partnership, its wholly-owned partnerships and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., ConCap Rivers Edge Associates, Ltd., and ConCap Stratford Associates, Ltd. The Partnership may remove the general partner of its 99%-owned partnerships; therefore, these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were charged to expense for the three months ended March 31, 1999 and 1998:

                                                     1999       1998
                                                     (in thousands)
Property management fees (included
 in operating expenses)                               $379       $359

Reimbursements for services of affiliates,
 (included in investment properties and general
 and administrative and operating expenses) (1)       137        164

Partnership management fee (included in general       555        190
 and administrative expense)

(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998 is approximately $17,000 in reimbursements for construction oversight costs. There were no construction oversight costs paid to affiliates during the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $379,000 and $359,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $164,000 for the three months ended March 31, 1999 and 1998, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $555,000 and $190,000 under this provision of the Partnership Agreement to the General Partner during the three months ended March 31, 1999 and 1998, respectively.

In addition to reimbursements for services of affiliates in 1998, the Partnership paid an affiliate of the General Partner approximately $7,000 for loan costs related to the 1997 refinancing of South Port Apartments. These costs were capitalized and are included in other assets on the consolidated balance sheets.

NOTE D - CONTINGENCIES

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents totaling approximately $6,435,000 at March 31, 1999, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE E - DISTRIBUTIONS

In January 1999, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $6,422,000 ($17.99 per limited partnership unit) and approximately $2,722,000 ($7.62 per limited partnership unit) representing a return of capital.

In March 1998, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $2,205,000 ($6.16 per limited partnership unit).

NOTE F - CASUALTY GAINS

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $150,000 were received during the three months ended March 31, 1998 with approximately an additional $77,000 receivable from the insurer. Repairs were made and the related costs were capitalized as a part of the investment property. In accordance with generally accepted accounting principles, the total insurance proceeds were recorded as a casualty gain of approximately $227,000 during the three months ended March 31, 1998. Total insurance proceeds received and receivable at March 31, 1998 approximated the cost of replacement.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seventeen apartment complexes located in ten states in the southeastern, western and mid-western United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential    Other     Totals

Rental income                          $ 7,088      $    --    $ 7,088
Other income                               396           67        463
Interest expense                         1,421           --      1,421
Depreciation                             1,052           --      1,052
General and administrative expense          --          761        761
Segment profit (loss)                    1,830         (694)     1,136
Total assets                            35,779        6,262     42,041
Capital expenditures for investment
  properties                               383           --        383

1998
                                      Residential    Other     Totals

Rental income                          $ 6,845      $    --    $ 6,845
Other income                               383          128        511
Interest expense                         1,472           --      1,472
Depreciation                             1,148           --      1,148
General and administrative expense          --          420        420
Segment profit (loss)                    1,273         (292)       981
Total assets                            45,013        5,895     50,908
Capital expenditures for investment
  properties                               907           --        907



NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy for each of its properties for the three months ended March 31, 1999 and 1998:

                                        Average Occupancy
                                      1999             1998
The Apartments
  Omaha, NE                            94%             97%
Arbours of Hermitage Apartments
  Nashville, TN                        95%             97%
Briar Bay Racquet Club
Apartments
  Miami, FL                            96%             95%
Chimney Hill Apartments
  Marietta, GA                         94%             85%
Citadel Apartments
  El Paso, TX                          95%             95%
Citadel Village Apartments
  Colorado Springs, CO                 97%             96%
Foothill Place Apartments
  Salt Lake City, UT                   97%             95%
Knollwood Apartments
  Nashville, TN                        96%             94%
Lake Forest Apartments
  Omaha, NE                            86%             94%
Nob Hill Villa Apartments
  Nashville, TN                        93%             92%
Overlook Apartments
  Memphis, TN                          93%             89%
Point West Apartments
  Charleston, SC                       95%             96%
Post Ridge Apartments
  Nashville, TN                        98%             96%
Rivers Edge Apartments
  Auburn, WA                           96%             99%
South Port Apartments
  Tulsa, OK                            95%             94%
Stratford Place Apartments
  Austin, TX                           91%             93%
Village East Apartments
  Cimarron Hills, CO                   98%             94%

Occupancy for The Apartments decreased due to a number of unexpected move-outs during the first quarter of 1999. The increase in occupancy at Chimney Hill Apartments is attributable to a stronger local market, a more aggressive marketing plan over the last six months, and the completion of extensive renovations at the property in 1998. Lake Forest Apartments experienced a decrease in occupancy due to a number of units temporarily lost due to mandated structural repairs and to potential tenants lost to new home purchases as a result of attractive mortgage interest rates. Occupancy at Overlook Apartments has increased due to a more aggressive marketing plan. The decrease in occupancy at River's Edge Apartments is primarily attributable to tougher local market conditions resulting from recent layoffs by a major employer in the area. A stronger marketing campaign combined with the offering of rental concessions contributed to an increase in occupancy at Village East Apartments.

Results of Operations

The Partnership's net income for the three months ended March 31, 1999 totaled approximately $1,136,000 as compared to net income of approximately $981,000 for the corresponding period of 1998. The increase in net income is attributable to a decrease in total expenses partially offset by a decrease in total revenues. Total expenses decreased due to decreases in operating expenses and, to a lesser extent, decreases in depreciation, interest, and property tax expenses. The decrease in operating expenses is primarily attributable to a decrease in insurance expense related to lower premiums obtained from a new insurance carrier and to a decrease in maintenance expense. Decreases in landscaping costs, interior improvements, including painting, and sewer repair costs at a number of the Partnership's investment properties contributed to the decrease in maintenance expense in 1999. Depreciation decreased in 1999 due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1998. Interest expense decreased due to the pay off in 1998 of two first-lien mortgages associated with a previously sold property and to the expected increase in the amount of debt service payments applied to the principal portion of the Partnership's debt rather than charged to interest. Property tax expense decreased due to tax reductions in 1998 for several of the Partnership's investment properties as a result of tax appeals during the previous year. Partially offsetting these decreases in expense is an increase in general and administrative expense primarily attributable to an increase in the special 9% management fee related to distributions from operating cash flows paid to the limited partners. Distributions from operations paid to the limited partners increased by approximately $4,055,000 during the three months ended March 31, 1999 as compared to the same period of 1998. Included in general and administrative expenses at both March 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased primarily due to the fact that no casualty gain was recognized during the three months ended March 31, 1999 as was during the three months ended March 31, 1998. Also contributing to the decrease in total revenues is a decrease in other income attributable to lower average cash balances maintained in interest-bearing accounts during the last twelve months.
Partially offsetting the non-recurring income item from 1998 and the decrease in other income for 1999 is an increase in rental income. The increase in rental income is attributable to increased rental rates at all of the Partnership's investment properties accompanied by increased occupancy levels at a number of the properties which more than offset occupancy decreases at other properties (see occupancy discussion above).

During the three months ended March 31, 1998, a net casualty gain of approximately $227,000 resulted from fire and smoke damage to Overlook Apartments which occurred in November 1997. As of December 31, 1998, all repair efforts had been completed and the related costs capitalized as a part of the investment property.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $6,435,000 compared to approximately $11,325,000 at March 31, 1998. Cash and cash equivalents decreased approximately $6,806,000 for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998. This net decrease was comprised of approximately $9,253,000 of net cash used in financing activities, partially offset by net cash provided by operating and investing activities of approximately $2,188,000 and $259,000, respectively. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments made on the mortgages encumbering the Partnership's investment properties. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by mortgage lenders, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

The Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $11,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement. These improvements were funded primarily from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $260,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, and other building improvements. These improvements are expected to cost approximately $313,000.

Arbours of Hermitage Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $31,000 for capital improvements at the property, consisting primarily of appliance replacement and carpet and flooring replacement. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $516,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, swimming pool repairs, painting, structural and other building improvements. These improvements are expected to cost approximately $560,000.

Briar Bay Racquet Club Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $23,000 for capital improvements at the property, consisting primarily of parking lot repairs and plumbing upgrades. These improvements were funded from Partnership reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $114,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, electrical upgrades, landscaping, and parking lot improvements. These improvements are expected to cost approximately $139,000.

Chimney Hill Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $53,000 for capital improvements at the property, consisting primarily of floor covering and cabinet replacements and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $180,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $252,000.

Citadel Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $24,000 for capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $227,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, electrical upgrades, landscaping, roof replacement, and parking lot improvements. These improvements are expected to cost approximately $256,000.

Citadel Village Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $7,000 for capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, roof replacement, landscaping, and other improvements. These improvements are expected to cost approximately $216,000.

Foothill Place Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $42,000 for capital improvements at the property, consisting primarily of floor covering and appliance replacements, and landscaping improvements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $273,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, electrical upgrades, landscaping, parking lot repairs, roof replacement, appliance replacement, and structural improvements. These improvements are expected to cost approximately $362,000.

Knollwood Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $23,000 for capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $584,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, electrical upgrades, parking lot repairs, roof replacement, and structural and other building improvements. These improvements are expected to cost approximately $626,000.

Lake Forest Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $11,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement. These improvements were primarily funded from the Partnership's replacement and capital reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, landscaping, parking lot repairs, and other improvements. These improvements are expected to cost approximately $522,000.

Nob Hill Villa Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $36,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement and other building improvements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $275,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, air conditioning units, electrical upgrades, roof replacement, and other improvements. These improvements are expected to cost approximately $292,000.

Overlook Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $28,000 for capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $557,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, roof replacement, and other improvements. These improvements are expected to cost approximately $238,000.

Point West Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $8,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement and maintenance equipment. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $132,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to carpet replacement and landscaping. These improvements are expected to cost approximately $119,000.

Post Ridge Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $11,000 for capital improvements at the property, consisting primarily of floor covering and roof replacements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $345,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, roof replacement, and parking lot repairs. These improvements are expected to cost approximately $347,000.

Rivers Edge Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $9,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, and landscaping improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet replacement, appliance replacements, and landscaping. These improvements are expected to cost approximately $129,000.

South Port Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $45,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, and pool and other structural upgrades. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $222,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, appliance replacements, landscaping, other structural improvements, and fencing upgrades. These improvements are expected to cost approximately $231,000.

Stratford Place Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $14,000 for capital improvements at the property, consisting primarily of floor covering, appliance, and cabinet and countertop replacements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,077,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, landscaping, plumbing upgrades, and other structural improvements. These improvements are expected to cost approximately $579,000.

Village East Apartments

During the three months ended March 31, 1999, the Partnership expended approximately $7,000 for capital improvements at the property, consisting primarily of floor covering and appliance replacements, and outdoor lighting. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $156,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, parking lot repairs, and roof replacement. These improvements are expected to cost approximately $181,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $70,666,000 matures at various dates between 1999 and 2005. The mortgage note payable on Overlook Apartments matured in March 1999, however, the Partnership negotiated an extension of the note until September 1, 1999. Should the Partnership not be able to obtain permanent financing or obtain additional extensions, the lender may choose to foreclose on the property. Since the note is non-recourse and the mortgage balance exceeds the book value of the property, no loss is expected. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $6,422,000 ($17.99 per limited partnership unit) and approximately $2,722,000 ($7.62 per limited partnership unit) representing a return of capital were declared and paid during the three months ended March 31, 1999. During the three months ended March 31, 1998, the General Partner declared and paid a distribution attributable to cash flow from operations totaling approximately $2,205,000 ($6.16 per limited partnership unit). The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 30.97% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 1999, a 1% increase or decrease in market interest rate would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998, the Partnership's latest fiscal year end. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1998.

                                          Long-term Debt
    Principal amount by expected      Fixed Rate    Average
             maturity:                   Debt      Interest
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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CONSOLIDATED CAPITAL PROPERTIES IV

                              By:  CONCAP EQUITIES, INC.
                              General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                                   /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance
                                   and Administration


                              Date: May 14, 1999