Form 10-Q
period 1999-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1999-08-12
CIK 355804

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


                  For the quarterly period ended June 30, 1999


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                       June 30,    December 31,

                                                         1999          1998

                                                     (Unaudited)      (Note)

Assets

  Cash and cash equivalents                          $  8,059       $ 13,241

  Receivables and deposits                              1,835          2,246

  Restricted escrows                                    2,072          2,743

  Other assets                                          1,474          1,459

  Investment properties:

    Land                                               12,491         12,491

    Buildings and related personal property           123,229        121,741

                                                      135,720        134,232

    Less accumulated depreciation                    (105,351)      (103,250)

                                                       30,369         30,982

                                                     $ 43,809       $ 50,671

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                   $    333       $    379

  Tenant security deposit liabilities                     568            568

  Accrued property taxes                                1,022          1,309

  Other liabilities                                     1,208          1,045

  Mortgage notes payable                               70,553         70,775

                                                       73,684         74,076

Partners' Deficit

  General partner                                      (6,434)        (6,175)

  Limited partners (342,773 units issued

     and outstanding at June 30, 1999

    and December 31, 1998)                            (23,441)       (17,230)

                                                      (29,875)       (23,405)

                                                     $ 43,809       $ 50,671


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

          See Accompanying Notes to Consolidated Financial Statements
b)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                            Three Months Ended   Six Months Ended

                                                 June 30,            June 30,

                                              1999      1998      1999      1998


Revenues:

  Rental income                            $ 7,029   $ 6,900    $14,117   $13,745

  Other income                                 560       542      1,023     1,053

  Casualty gain                                 --        --         --       227

     Total revenues                          7,589     7,442     15,140    15,025

Expenses:

  Operating                                  2,833     3,234      5,551     6,307

  General and administrative                   263       227      1,024       647

  Depreciation                               1,049     1,170      2,101     2,318

  Interest                                   1,419     1,457      2,840     2,929

  Property taxes                               487       413        950       902

     Total expenses                          6,051     6,501     12,466    13,103

Net income                                 $ 1,538   $   941    $ 2,674   $ 1,922

Net income allocated to general

  partner (4%)                             $    62   $    38    $   107   $    77

Net income allocated to limited

  partners (96%)                             1,476       903      2,567     1,845

                                           $ 1,538   $   941    $ 2,674   $ 1,922

Net income per limited partnership unit    $  4.31   $  2.64    $  7.49   $  5.38

Distributions per limited partnership unit $    --   $    --    $ 25.61   $  6.16

          See Accompanying Notes to Consolidated Financial Statements
c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Limited                           Total

                                   Partnership  General    Limited   Partners'

                                      Units     Partner   Partners    Deficit


Original capital contributions      343,106     $     1   $171,553  $171,554


Partners' deficit at

       December 31, 1997            342,773     $(6,174)  $(17,204) $(23,378)


     Net income for the six months

       ended June 30, 1998               --          77      1,845     1,922


     Distribution to partners            --         (92)    (2,112)   (2,204)


     Partners' deficit at

       June 30, 1998                342,773     $(6,189)  $(17,471) $(23,660)


     Partners' deficit at

  December 31, 1998                 342,773     $(6,175)  $(17,230) $(23,405)


Net income for the six months

  ended June 30, 1999                   --          107      2,567     2,674


Distribution to partners                --         (366)    (8,778)   (9,144)


     Partners' deficit at

       June 30, 1999                342,773     $(6,434)  $(23,441) $(29,875)


          See Accompanying Notes to Consolidated Financial Statements
d)
                       CONSOLIDATED CAPITAL PROPERTIES IV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                            1999        1998

Cash flows from operating activities:

  Net income                                              $ 2,674     $ 1,922

  Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                            2,101       2,318

    Amortization of loan costs                                158         157

    Loss on disposition of investment property                 --          27

    Casualty gain                                              --        (227)

    Change in accounts:

       Receivables and deposits                               411          31

       Other assets                                          (173)        114

       Accounts payable                                       (46)         40

       Tenant security deposit liabilities                     --          (6)

       Accrued property taxes                                (287)       (204)

       Other liabilities                                      163          39

         Net cash provided by operating activities          5,001       4,211

Cash flows from investing activities:

  Property improvements and replacements                   (1,488)     (1,774)

  Net withdrawals from (deposits to) restricted escrows       671         (46)

  Collections of note receivable                               --          23

  Net insurance proceeds from casualty gain                    --         205

         Net cash used in investing activities               (817)     (1,592)

Cash flows from financing activities:

  Payments on mortgage notes payable                         (222)       (214)

  Distributions to partners                                (9,144)     (2,204)

  Loan costs paid                                              --         (17)

         Net cash used in financing activities             (9,366)     (2,435)

Net (decrease) increase in cash and cash equivalents       (5,182)        184

Cash and cash equivalents at beginning of period           13,241      12,090

Cash and cash equivalents at end of period                $ 8,059     $12,274


Supplement Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,684,000 and $2,773,000 for the six months ended June 30, 1999 and 1998, respectively.

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

          See Accompanying Notes to Consolidated Financial Statements



e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the affiliated partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a special limited partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its special limited partnership interest was divided among its former partners. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT") (See below).

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were charged to expense for each of the six months ended June 30, 1999 and 1998:

                                                     1999       1998
                                                     (in thousands)
Property management fees (included
 in operating expenses)                              $765       $732
Reimbursement for services of affiliates,
 (included in investment properties and general
 and administrative and operating expenses)           286        324
Partnership management fee (included in general       555        190
 and administrative expense)

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $765,000 and $732,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $286,000 and $324,000 for the six months ended June 30, 1999 and 1998, respectively. Included in such costs for the six months ended June 30, 1999 and 1998, is approximately $8,000 and $35,000, respectively, in reimbursement for construction oversight costs.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $555,000 and $190,000 under this provision of the Partnership Agreement to the General Partner during the six months ended June 30, 1999 and 1998, respectively.

In addition to reimbursement for services of affiliates in 1998, the Partnership paid an affiliate of the General Partner approximately $7,000 for loan costs related to the 1997 refinancing of South Port Apartments. These costs were capitalized and are included in other assets on the consolidated balance sheets.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 108,405.39 (31.63% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $148 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 8,322.50 units. As a result, AIMCO and its affiliates currently own 114,480.5 units of limited partnership interest in the Partnership representing 33.4% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - CONTINGENCIES

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $8,059,000 at June 30, 1999, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE E - DISTRIBUTIONS

In January 1999, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $6,422,000 (approximately $6,165,000 to the limited partners, $17.99 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners, $7.62 per limited partnership unit) representing a return of capital.

In March 1998, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $2,204,000 (approximately $2,112,000 to the limited partners, $6.16 per limited partnership unit). Subsequent to June 30, 1999, the Partnership approved a distribution from operations of $1,250,000.

NOTE F - CASUALTY GAINS

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $200,000 were received during the six months ended June 30, 1998, with approximately an additional $27,000 receivable from the insurer. Repairs were made and the related costs were capitalized as a part of the investment property. In accordance with generally accepted accounting principles, the total insurance proceeds were recorded as a casualty gain of approximately $227,000 during the six months ended June 30, 1998. Total insurance proceeds received and receivable at June 30, 1998, approximated the cost of replacement.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential   Other       Totals

Rental income                            $14,117      $    --      $14,117
Other income                                 931           92        1,023
Interest expense                           2,840           --        2,840
Depreciation                               2,101           --        2,101
General and administrative expense            --        1,024        1,024
Segment profit (loss)                      3,606         (932)       2,674
Total assets                              37,824        5,985       43,809
Capital expenditures for investment
  properties                               1,488           --        1,488

1998
                                         Residential   Other       Totals

Rental income                            $13,745      $    --      $13,745
Other income                                 812          241        1,053
Casualty gain                                227           --          227
Interest expense                           2,929           --        2,929
Depreciation                               2,318           --        2,318
General and administrative expense            --          647          647
Segment profit (loss)                      2,328         (406)       1,922
Total assets                              37,165       14,626       51,791
Capital expenditures for investment
  properties                               1,774           --        1,774

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

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy for each of its properties for the six months ended June 30, 1999 and 1998:

                                         Average Occupancy
                                        1999           1998

The Apartments
  Omaha, NE                              93%           96%
Arbours of Hermitage Apartments
  Nashville, TN                          95%           96%
Briar Bay Racquet Club Apartments
  Miami, FL                              97%           97%
Chimney Hill Apartments
  Marietta, GA                           95%           89%
Citadel Apartments
  El Paso, TX                            94%           96%
Citadel Village Apartments
  Colorado Springs, CO                   98%           96%
Foothill Place Apartments
  Salt Lake City, UT                     97%           94%
Knollwood Apartments
  Nashville, TN                          96%           94%
Lake Forest Apartments
  Omaha, NE                              85%           92%
Nob Hill Villa Apartments
  Nashville, TN                          93%           94%
Overlook Apartments
  Memphis, TN                            92%           89%
Point West Apartments
  Charleston, SC                         97%           97%
Post Ridge Apartments
  Nashville, TN                          96%           96%
Rivers Edge Apartments
  Auburn, WA                             96%           97%
South Port Apartments
  Tulsa, OK                              95%           96%
Stratford Place Apartments
  Austin, TX                             93%           92%
Village East Apartments
  Cimarron Hills, CO                     98%           95%

Occupancy for The Apartments decreased due to a number of unexpected move-outs during the first quarter of 1999. The increase in occupancy at Chimney Hill Apartments is attributable to a stronger local market, a more aggressive marketing plan over the last six months, and the completion of extensive renovations at the property in 1998. The increase in occupancy at Foothill Place Apartments and Overlook Apartments can be attributed to a more intensified marketing campaign over the past year. Lake Forest Apartments experienced a decrease in occupancy due to a number of units temporarily lost due to structural repairs and to potential tenants lost to new home purchases as a result of attractive mortgage interest rates. A stronger marketing campaign combined with the offering of rental concessions contributed to an increase in occupancy at Village East Apartments.

Results of Operations

The Partnership's net income for the six months ended June 30, 1999, totaled approximately $2,674,000 as compared to net income of approximately $1,922,000 for the corresponding period of 1998. The Partnership's net income for the three months ended June 30, 1999, totaled approximately $1,538,000 as compared to net income of approximately $941,000 for the corresponding period in 1998. The increase in net income is attributable to a decrease in total expenses combined with an increase in total revenues. Total expenses decreased due to decreases in operating expenses and, to a lesser extent, decreases in depreciation and interest expense. The decrease in operating expenses is primarily attributable to a decrease in maintenance expense as the result of the completion during the six months ended June 30, 1998, of exterior building improvements including painting, landscaping, parking lot repairs, maintenance supplies, interior improvements, and sewer repair costs at a number of the Partnership's investment properties. Depreciation decreased in 1999 due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1998. Interest expense decreased due to the pay off in 1998 of two first-lien mortgages associated with a previously sold property and to the expected increase in the amount of debt service payments applied to the principal portion of the Partnership's debt rather than charged to interest. Partially offsetting these decreases in expense is an increase in general and administrative and property tax expenses. The increase in general and administrative expense is primarily attributable to an increase in the special 9% management fee related to distributions from operating cash flows paid to the limited partners. Distributions from operations paid to the limited partners increased by approximately $4,055,000 during the six months ended June 30, 1999, as compared to the same period of 1998. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to the fact that no refunds were received in 1999 as opposed to the tax refunds received in 1998 for the Partnership's Foothill Place property as a result of tax appeals during the previous year and minor increases due to increased tax billings at several of the Partnership's properties.

Total revenues increased due to an increase in rental income. For the six months ended June 30, 1999, such increase was partially offset by decreases in other income and casualty gains. The increase in rental income is primarily due to increased rental rates at all of the Partnership's investment properties accompanied by increased occupancy levels at a number of the properties which more than offset occupancy decreases at other properties (see occupancy discussion above). The decrease in other income is attributable to lower average cash balances maintained in interest-bearing accounts during the last twelve months. There was no casualty gain recognized during the six months ended June 30, 1999 as was during the six months ended June 30, 1998. In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $200,000 were received during the six months ended June 30, 1998, with approximately an additional $27,000 receivable from the insurer. Repairs were made and the related costs were capitalized as a part of the investment property. In accordance with generally accepted accounting principles, the total insurance proceeds were recorded as a casualty gain of approximately $227,000 during the six months ended June 30, 1998. Total insurance proceeds received and receivable at June 30, 1998, approximated the cost of replacement.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $8,059,000, compared to approximately $12,274,000 at June 30, 1998. Cash and cash equivalents decreased approximately $5,182,000 for the six months ended June 30, 1999 from the Partnership's year ended December 31, 1998. This net decrease was comprised of approximately $9,366,000 of net cash used in financing activities and approximately $817,000 of cash used in investing activities, partially offset by net cash provided by operating activities of approximately $5,001,000. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments made on the mortgages encumbering the Partnership's investment properties. Cash provided by investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

The Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $117,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, landscaping, air conditioning upgrades, and other improvements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $260,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, and other building improvements.

Arbours of Hermitage Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $93,000 for capital improvements at the property, consisting primarily of appliance replacement, carpet and flooring replacement, air conditioning upgrades, and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $516,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $560,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, landscaping, roof replacement, swimming pool repairs, painting, structural and other building improvements.

Briar Bay Racquet Club Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $42,000 for capital improvements at the property, consisting primarily of parking lot repairs, plumbing upgrades, and carpet and vinyl replacement. These improvements were funded from Partnership reserves and operating cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $114,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $139,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, landscaping, and parking lot improvements.

Chimney Hill Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $103,000 for capital improvements at the property, consisting primarily of floor covering replacement, cabinet replacements, and other building improvements. These improvements were funded from the Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $180,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $252,000 for 1999 at this property which include certain of the required improvements and consist of interior and exterior building improvements.

Citadel Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $92,000 for capital improvements at the property, consisting primarily of floor covering, landscaping, air conditioning upgrades, and appliance replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $227,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $256,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, electrical upgrades, landscaping, roof replacement, and parking lot improvements.

Citadel Village Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $150,000 for capital improvements at the property, consisting primarily of floor covering, roof replacement, and other improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $216,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, roof replacement, landscaping, and other improvements.

Foothill Place Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $101,000 for capital improvements at the property, consisting primarily of floor covering, appliance replacements, and landscaping improvements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $273,000 of capital improvements over next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $362,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, landscaping, parking lot repairs, roof replacement, appliance replacement, and structural improvements.

Knollwood Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $79,000 for capital improvements at the property, consisting primarily of floor covering, air conditioning upgrades, counter tops, and appliance replacements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $584,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $626,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, parking lot repairs, roof replacement, and structural and other building improvements.

Lake Forest Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $233,000 for capital improvements at the property, consisting primarily of structural and other repairs. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $522,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, landscaping, parking lot repairs, and other improvements.

Nob Hill Villa Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $68,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement and other building improvements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $275,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $292,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, electrical upgrades, roof replacement, and other improvements.

Overlook Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $61,000 for capital improvements at the property, consisting primarily of floor covering, appliance replacements, and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $557,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $238,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, roof replacement, and other improvements.

Point West Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $18,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, structural repairs, and appliance replacement. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $132,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $119,000 for 1999 at this property which include certain of the required improvements and consist of carpet replacement and landscaping.

Post Ridge Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $45,000 for capital improvements at the property, consisting primarily of floor covering, plumbing repairs, and roof replacements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $345,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $347,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, roof replacement, and parking lot repairs.

Rivers Edge Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $32,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, landscaping improvements, and other building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $129,000 for 1999 at this property which include certain of the required improvements and consist of carpet replacement, appliance replacements, and landscaping.

South Port Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $92,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, and other structural upgrades. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $222,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $231,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, appliance replacements, landscaping, other structural improvements, and fencing upgrades.

Stratford Place Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $51,000 for capital improvements at the property, consisting primarily of floor covering, and appliance replacement, air conditioning, landscaping, and cabinet and countertop replacements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,077,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $579,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, plumbing upgrades, and other structural improvements.

Village East Apartments

During the six months ended June 30, 1999, the Partnership expended approximately $111,000 for capital improvements at the property, consisting primarily of interior remodeling, roof replacement structural improvements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $156,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $181,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot repairs, and roof replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $70,553,000 matures at various dates between 1999 and 2005. The mortgage note payable on Overlook Apartments matured in March 1999, however, the Partnership negotiated an extension of the note until September 1, 1999. Should the Partnership not be able to obtain permanent financing or obtain additional extensions, the lender may choose to foreclose on the property. Since the note is non-recourse and the mortgage balance exceeds the book value of the property, no loss is expected. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $8,059,000 at June 30, 1999, exceeded the Partnership's reserve requirements of approximately $2,100,000.

Cash distributions from operations of approximately $6,422,000 (approximately $6,165,000 to the limited partners, $17.99 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners, $7.62 per limited partnership unit) representing a return of capital were declared and paid during the six months ended June 30, 1999. During the six months ended June 30, 1998, the General Partner declared and paid a distribution attributable to cash flow from operations totaling approximately $2,204,000 (approximately $2,112,000 to the limited partners, $6.16 per limited partnership unit). Subsequent to June 30, 1999, the Partnership approved a distribution from operations of $1,250,000. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 108,405.39 (31.63%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $148 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 8,322.50 units. As a result, AIMCO and its affiliates currently own 114,480.5 units of limited partnership interest in the Partnership representing 33.4% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 1999, a 1% increase or decrease in market interest rate would not have a material impact on the Partnership.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                              Date:  August 12, 1999