Form 10-Q
period 1999-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 1999-11-15
CIK 355804

FORM 10-Q_ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-11002


                       CONSOLIDATED CAPITAL PROPERTIES IV
       (Exact name of small business issuer as specified in its charter)



        California                                          94-2768742
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                   September 30,  December 31,
                                                        1999          1998
                                                    (Unaudited)      (Note)
Assets
Cash and cash equivalents                           $   9,105       $ 13,241
Receivables and deposits                                2,069          2,246
Restricted escrows                                      1,525          2,743
Other assets                                            1,551          1,459
Investment properties:
Land                                                   12,491         12,491
Buildings and related personal property               124,428        121,741
                                                      136,919        134,232
   Less accumulated depreciation                     (106,320)      (103,250)
                                                       30,599         30,982
                                                    $  44,849       $ 50,671
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                    $     420       $    379
Tenant security deposit liabilities                       565            568
Accrued property taxes                                  1,431          1,309
Other liabilities                                       1,152          1,045
Mortgage notes payable                                 70,438         70,775
                                                       74,006         74,076
Partners' Deficit
General partner                                        (6,405)        (6,175)
Limited partners (342,773 units issued and
outstanding)                                          (22,752)       (17,230)
                                                      (29,157)       (23,405)
                                                    $  44,849      $  50,671

Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at the date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements



b)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,
                                             1999       1998      1999      1998
Revenues:
Rental income                              $ 7,194   $ 6,935     $21,311   $20,680
Other income                                   552       575       1,575     1,628
Casualty (loss) gain                            --       (44)         --       183
Total revenues                               7,746     7,466      22,886    22,491

Expenses:
Operating                                    2,777     3,337       8,328     9,644
General and administrative                     224       323       1,248       970
Depreciation                                   969     1,140       3,070     3,458
Interest                                     1,417     1,460       4,257     4,389
Property taxes                                 490       464       1,440     1,366
Total expenses                               5,877     6,724      18,343    19,827

Net income                                 $ 1,869   $   742     $ 4,543   $ 2,664

Net income allocated
to general partner (4%)                    $    75   $    30     $   182   $   107
Net income allocated
to limited partners (96%)                    1,794       712       4,361     2,557
                                           $ 1,869   $   742     $ 4,543   $ 2,664

Net income per limited partnership unit    $  5.23   $  2.08     $ 12.72   $  7.46

Distribution per limited partnership unit  $  3.22   $  5.09     $ 28.83   $ 11.49

          See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited                              Total
                                Partnership   General     Limited    Partners'
                                   Units      Partner    Partners     Deficit

Original capital contributions    343,106     $     1    $171,553    $171,554

Partners' deficit
at December 31, 1997              342,773    $ (6,174)   $(17,204)   $(23,378)

Net income for the nine months
ended September 30, 1998              --          107       2,557       2,664

Distributions to partners             --          (12)     (3,939)     (3,951)

Partners' deficit
at September 30, 1998             342,773    $ (6,079)   $(18,586)   $(24,665)

Partners' deficit
at December 31, 1998              342,773    $ (6,175)   $(17,230)   $(23,405)

Net income for the nine months
ended September 30, 1999               --         182       4,361       4,543

Distributions to partners              --        (412)     (9,883)    (10,295)

Partners' deficit
at September 30, 1999             342,773    $ (6,405)   $(22,752)   $(29,157)


          See Accompanying Notes to Consolidated Financial Statements



d)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income                                                $  4,543    $  2,664
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                3,070        3,458
Amortization of loan costs                                    237          236
Casualty gain                                                  --         (183)
  Change in accounts:
Receivables and deposits                                      177         (306)
Other assets                                                 (329)          49
Accounts payable                                               41          236
Tenant security deposit liabilities                            (3)         (18)
Accrued property taxes                                        122           93
Other liabilities                                             107          111

Net cash provided by operating activities                   7,965        6,340

Cash flows from investing activities:
Property improvements and replacements                     (2,687)      (2,659)
Net withdrawals from restricted escrows                     1,218           43
Collections of note receivable                                 --           20
Net insurance proceeds from casualty gain                      --          239

Net cash used in investing activities                      (1,469)      (2,357)

Cash flows from financing activities:
Payments on mortgage notes payable                           (337)        (323)
Distribution to partners                                  (10,295)      (2,204)
Loan costs paid                                                --          (17)

     Net cash used in financing activities                (10,632)      (2,544)

Net (decrease) increase in cash and cash
        equivalents                                        (4,136)       1,439

Cash and cash equivalents at beginning of period           13,241       12,090

Cash and cash equivalents at end of period               $  9,105    $  13,529

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,021,000 and $4,148,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

          See Accompanying Notes to Consolidated Financial Statements



e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "CEI" or "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

The Partnership's consolidated financial statements also include the accounts of the Partnership, its wholly-owned partnerships and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., ConCap Rivers Edge Associates, Ltd., and ConCap Stratford Associates, Ltd. Because the Partnership may remove the general partner of its 99% owned partnerships; these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the affiliated partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a special limited partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its special limited partnership interest was divided among its former partners. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT").

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)


Property management fees (included in operating expenses)     $1,155    $1,103

Reimbursement for services of affiliates (included in
 investment properties and general and administrative
 and operating expenses)                                         451      487

Partnership management fee (included in general and
 administrative expenses)                                        555      341

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,155,000 and $1,103,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $451,000 and $487,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in such costs for the nine months ended September 30, 1999 and 1998, is approximately $10,000 and $60,000, respectively, in reimbursement for construction oversight costs.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $555,000 and $341,000 under this provision of the Partnership Agreement to the General Partner during the nine months ended September 30, 1999 and 1998, respectively.

In addition to reimbursement for services of affiliates in 1998, the Partnership paid an affiliate of the General Partner approximately $7,000 for loan costs related to the 1997 refinancing of South Port Apartments. These costs were capitalized and are included in other assets on the consolidated balance sheets.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 108,405.39 (approximately 31.63% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $148 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 8,322.50 units. As a result, AIMCO and its affiliates currently own 116,184.50 units of limited partnership interest in the Partnership representing approximately 33.90% of the total outstanding limited partnership units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See "Note H - Legal Proceedings").

NOTE D - CONTINGENCIES

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $9,105,000 at September 30, 1999, exceeded the Partnership's reserve requirements of approximately $2,100,000.

NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1999, the General Partner declared and paid distributions attributable to cash flow from operations of approximately $7,573,000 (approximately $7,270,000 to the limited partners, $21.21 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners, $7.62 per limited partnership unit) representing a return of capital.

Subsequent to September 30, 1999, the Partnership approved and paid a distribution from operations of approximately $3,222,000 (approximately $3,093,000 to the limited partners, $9.02 per limited partnership unit).

During the nine months ended September 30, 1998, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $3,951,000 (approximately $3,939,000 to the limited partners, $11.49 per limited partnership unit).

NOTE F - CASUALTY GAINS

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $239,000 were received during the nine months ended September 30, 1998, with approximately an additional $27,000 receivable from the insurer. Repair efforts were completed in July 1998, and the related costs were capitalized as a part of the investment property. Total insurance proceeds anticipated to be received less the cost of repairs and the write-off of assets replaced, resulted in a net casualty gain of approximately $183,000 during the nine months ended September 30, 1998. Total insurance proceeds received and receivable at September 30, 1998, approximated the cost of replacement.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of seventeen apartment complexes in ten states in the southeastern, western, and mid-western United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segments are investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                   1999                    Residential    Other     Totals
                                                     (in thousands)
Rental income                                $21,311     $    --    $21,311
Other income                                   1,468         107      1,575
Interest expense                               4,246          11      4,257
Depreciation                                   3,070          --      3,070
General and administrative
  expenses                                        --       1,248      1,248
Segment profit (loss)                          5,695      (1,152)     4,543
Total assets                                  39,312       5,537     44,849
Capital expenditures for
  investment properties                        2,687          --      2,687


                    1998                      Residential     Other    Totals
                                                      (in thousands)
Rental income                                   $20,680     $    --   $20,680
Other income                                      1,265         363     1,628
Casualty gain                                       183          --       183
Interest expense                                  4,370          19     4,389
Depreciation                                      3,458          --     3,458
General and administrative
  expenses                                           --         970       970
Segment profit (loss)                             3,290        (626)    2,664
Total assets                                     38,072      14,905    52,977
Capital expenditures for
  investment properties                           2,659          --     2,659

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE I - SUBSEQUENT EVENT

On November 3, 1999, the Partnership secured financing on Point West Apartments. The new indebtedness of $2,460,000 matures on December 1, 2019. The indebtedness carries an interest rate of 7.86% and requires monthly payments of approximately $20,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of seventeen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

The Apartments                              93%        94%
  Omaha, NE
Arbours of Hermitage Apartments             96%        96%
  Nashville, TN
Briar Bay Racquet Club Apartments           97%        97%
  Miami, FL
Chimney Hill Apartments                     95%        90%
  Marietta, GA
Citadel Apartments                          94%        96%
  El Paso, TX
Citadel Village Apartments                  98%        96%
  Colorado Springs, CO
Foothill Place Apartments                   97%        94%
  Salt Lake City, UT
Knollwood Apartments                        96%        95%
  Nashville, TN
Lake Forest Apartments                      87%        93%
  Omaha, NE
Nob Hill Villa Apartments                   94%        93%
  Nashville, TN
Overlook Apartments                         92%        88%
  Memphis, TN
Point West Apartments                       96%        98%
  Charleston, SC
Post Ridge Apartments                       96%        97%
  Nashville, TN
Rivers Edge Apartments                      96%        97%
  Auburn, WA
South Port Apartments                       96%        97%
  Tulsa, OK
Stratford Place Apartments                  94%        92%
  Austin, TX
Village East Apartments                     98%        96%
  Cimarron Hills, CO

The increase in occupancy at Chimney Hill Apartments is attributable to a strong local market and a more aggressive marketing plan over the last nine months.

The increase in occupancy at Foothill Place Apartments and Overlook Apartments can be attributed to a more intensified marketing campaign over the past year. Lake Forest Apartments experienced a decrease in occupancy due to a number of units temporarily lost due to structural repairs and increased competition in the local market.

Results of Operations

The Partnership's net income for the nine months ended September 30, 1999, totaled approximately $4,543,000 as compared to a net income of approximately $2,664,000 for the corresponding period of 1998. The Partnership's net income for the three months ended September 30, 1999 and 1998, totaled approximately $1,869,000 and $742,000, respectively. The increase in net income for the three and nine month periods ended September 30, 1999, is primarily attributable to a decrease in total expenses and, to a lesser extent, an increase in total revenues. Total expenses decreased due to decreases in operating expenses and, to a lesser extent, decreases in depreciation and interest expense as well as a decrease in general and administrative expense for the three months ended September 30, 19999. The decrease in operating expenses is primarily attributable to a decrease in maintenance expense as the result of the completion during the nine months ended September 30, 1998, of exterior building improvements including painting, landscaping, parking lot repairs, interior improvements, and sewer repair costs at a number of the Partnership's investment properties. Depreciation decreased in 1999 due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1998. Interest expense decreased due to the pay off in 1998 of two first-lien mortgages associated with a previously sold property and to the expected increase in the amount of debt service payments applied to the principal portion of the Partnership's debt rather than charged to interest.

Partially offsetting these decreases in expense is an increase in general and administrative for the nine month period ended September 30, 1999, and property tax expenses for the three and nine month periods ended September 30, 1999. The increase in general and administrative expense is primarily attributable to an increase in the special 9% management fee related to distributions from operating cash flows to the limited partners. Distributions from operations paid to the partners increased by approximately $3,626,000 during the nine months ended September 30, 1999, as compared to the same period of 1998. Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to the tax refunds received in 1998 for the Partnership's Foothill Place and Nob Hill Villas properties as a result of tax appeals during the previous year and minor increases due to increased tax billings at several of the Partnership's properties.

Total revenues increased due to an increase in rental income partially offset by decreases in other income and casualty gains. The increase in rental income is primarily due to increased rental rates at most of the Partnership's investment properties accompanied by increased occupancy levels at a number of the properties which more than offset occupancy decreases at other properties (see occupancy discussion above). The decrease in other income is attributable to lower average cash balances maintained in interest-bearing accounts during the last twelve months. This decrease was partially offset by an increase in tenant charges at several of the Partnership's investment properties. There was no casualty gain recognized during the nine months ended September 30, 1999 as was during the nine months ended September 30, 1998. In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the building. Insurance proceeds of $239,000 were received during the nine months ended September 30, 1998, with approximately an additional $27,000 receivable from the insurer. Repair efforts were completed in July 1998, and the related costs were capitalized as a part of the investment property. Total insurance proceeds anticipated to be received less the cost of repairs and the write-off of assets replaced, resulted in a net casualty gain of approximately $183,000 during the nine months ended September 30, 1998. Total insurance proceeds received and receivable at September 30, 1998, approximated the cost of replacement.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership held cash and cash equivalents of approximately $9,105,000, compared to approximately $13,529,000 at September 30, 1998. Cash and cash equivalents decreased approximately $4,136,000 for the nine months ended September 30, 1999 from the Partnership's year ended December 31, 1998. This net decrease was comprised of approximately $10,632,000 of net cash used in financing activities and approximately $1,469,000 of cash used in investing activities, partially offset by net cash provided by operating activities of approximately $7,965,000. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments made on the mortgages encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

The Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $187,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, landscaping, air conditioning upgrades, water heater upgrades, and electrical, plumbing, and other improvements. The landscaping, air conditioning upgrades, water heater upgrades, and plumbing improvements are substantially complete as of September 30, 1999. These improvements were funded from the Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $260,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $313,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning upgrades, landscaping, roof replacement, and other building improvements.

Arbours of Hermitage Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $163,000 of capital improvements at the property, consisting primarily of appliance replacement, carpet and flooring replacement, air conditioning upgrades, and other building and structural improvements. The air conditioning upgrades are substantially complete as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $516,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $560,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning upgrades, landscaping, roof replacement, swimming pool enhancements, and structural and other building improvements.

Briar Bay Racquet Club Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $67,000 of capital improvements at the property, consisting primarily of parking lot resurfacing, plumbing upgrades, and carpet and vinyl replacement. The parking lot resurfacing is approximately 75% complete and the plumbing upgrades are substantially complete as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $114,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $139,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, landscaping, and parking lot resurfacing.

Chimney Hill Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $147,000 of capital improvements at the property, consisting primarily of floor covering replacement, cabinet replacements, air conditioning upgrades, landscaping, and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $180,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $252,000 for 1999 at this property which include certain of the required improvements and consist of interior and exterior building improvements.

Citadel Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $143,000 for capital improvements at the property, consisting primarily of floor covering, air conditioning upgrades, pool improvements, and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $227,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $256,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning upgrades, electrical upgrades, landscaping, roof replacement, and parking lot improvements.

Citadel Village Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $216,000 of capital improvements at the property, consisting primarily of floor covering, roof replacement, landscaping, signage, recreation facility upgrades, appliance replacements, and other improvements. The roof project has been completed as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $216,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, roof replacement, landscaping, and other improvements.

Foothill Place Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $235,000 of capital improvements at the property, consisting primarily of floor covering, appliance replacements, parking lot and swimming pool improvements, air conditioning upgrades, and landscaping improvements. The parking lot project is approximately 75% complete and the landscaping improvements are substantially complete as of September 30, 1999. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $273,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $362,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, landscaping, parking lot improvements, roof replacement, appliance replacement, and structural improvements.

Knollwood Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $214,000 for capital improvements at the property, consisting primarily of floor covering, air conditioning upgrades, structural improvements, and appliance replacements. The air conditioning upgrade and structural improvements are substantially complete as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $584,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $626,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, electrical upgrades, parking lot improvements, roof replacement, and structural and other building improvements.

Lake Forest Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $318,000 for capital improvements at the property, consisting primarily of structural, air conditioning upgrades, floor covering, service vehicles, landscaping, and other improvements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $267,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $522,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, landscaping, parking lot improvements, and other improvements.

Nob Hill Villa Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $197,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, electrical improvements, and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $275,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $292,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, air conditioning units, electrical upgrades, roof replacement, and other improvements.

Overlook Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $119,000 for capital improvements at the property, consisting primarily of floor covering, appliance replacement, landscaping, and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $557,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $238,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, roof replacement, and other improvements.

Point West Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $71,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, landscaping, fencing, air conditioning upgrades, and roof replacement. The fencing is substantially complete as of September 30, 1999. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $132,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $119,000 for 1999 at this property which include certain of the required improvements and consist of carpet replacement and landscaping.

Post Ridge Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $151,000 for capital improvements at the property, consisting primarily of floor covering, plumbing upgrades, landscaping, and other improvements. These improvements were primarily funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $345,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $347,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, roof replacement, and parking lot improvements.

Rivers Edge Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $54,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, landscaping, and other building improvements. These improvements were funded from Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $129,000 for 1999 at this property which include certain of the required improvements and consist of carpet replacement, appliance replacements, and landscaping.

South Port Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $163,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, landscaping, fencing, recreation facility upgrades, and other structural upgrades. These improvements were funded from Partnership's reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $222,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $231,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, appliance replacements, landscaping, other structural improvements, and fencing upgrades.

Stratford Place Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $79,000 for capital improvements at the property, consisting primarily of floor covering, appliance replacement, and air conditioning. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,077,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $579,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, plumbing upgrades, and other structural improvements.

Village East Apartments

During the nine months ended September 30, 1999, the Partnership expended approximately $163,000 for capital improvements at the property, consisting primarily of floor covering, interior remodeling, roof replacement, and structural improvements. The roof replacement, interior remodeling and structural improvements are substantially complete as of September 30, 1999. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $156,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $181,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot improvements, and roof replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $70,438,000 matures at various dates between 1999 and 2005. The mortgage note payable on Overlook Apartments matured in March 1999, however, the Partnership negotiated an extension of the note until the General Partner is able to complete a refinancing agreement. Should the Partnership not be able to obtain permanent financing or obtain additional extensions, the lender may choose to foreclose on the property. Since the note is non-recourse and the mortgage balance exceeds the book value of the property, no loss is expected. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,100,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $9,105,000 at September 30, 1999, exceeded the Partnership's reserve requirements of approximately $2,100,000.

Cash distributions from operations of approximately $7,573,000 (approximately $7,270,000 to the limited partners, $21.21 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners, $7.62 per limited partnership unit) representing a return of capital were declared and paid during the nine months ended September 30, 1999. Subsequent to September 30, 1999, the Partnership approved and paid a distribution from operations of $3,222,000 (approximately $3,093,000 to the limited partners, $9.02 per limited partnership unit). During the nine months ended September 30, 1998, the General Partner declared and paid a distribution attributable to cash flow from operations totaling approximately $3,951,000 (approximately $3,939,000 to the limited partners, $11.49 per limited partnership unit). The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 108,405.39 (approximately 31.63% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $148 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 8,322.50 units. As a result, AIMCO and its affiliates currently own 116,184.50 units of limited partnership interest in the Partnership representing approximately 33.90% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See "Item 1. Financial Statements, Note
H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998, the Partnership's latest fiscal year end. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1998.

Principal amount by expected maturity:

                               Long Term Debt_____________
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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                                 CONSOLIDATED CAPITAL PROPERTIES IV

                                 By:     CONCAP EQUITIES, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 15, 1999