Form 10-K
period 1999-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2000-03-30
CIK 355804

March 30, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Properties IV
      Form 10-K

      File No. 0-11002


To Whom it May Concern:

The accompanying Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller


                       FORM 10-K--ANNUAL REPORT PURSUANT TO
             SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                For the transition period from _________to _________

                         Commission file number 0-11002

                         CONSOLIDATED CAPTIAL PROPERTIES IV
                   (Name of small business issuer in its charter)

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

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interests

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Consolidated Capital Properties IV (the "Partnership" or "Registrant") was organized on September 22, 1981 as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership commenced a public offering for the sale of 200,000 Units with the general partner's right to increase the offering to 400,000 Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171,553,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 1999, the Partnership owned 16 income-producing properties (or interests therein), which range in age from 23 to 28 years old, principally located in the midwest, southeastern and southwestern United States. Prior to 1999, the Partnership had disposed of 31 properties originally owned by the Partnership. In December 1999, the Partnership sold an additional property. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The Registrant has no employees. Property management and administrative services are provided by the General Partner and by agents of the General Partner. The General Partner has also selected an affiliate to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in "Item 7" of this Form 10-K.

Transfers of Control

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1998, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the affiliated partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a special limited partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its special limited partnership interest was divided among its former partners. All of CEI's outstanding stock was owned by Insignia Properties Trust ("IPT") (See below).

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1999, 1998, and 1997 is included in "Item 8. Financial Statements and Supplementary Date - Note M" and is an integral part of the Form 10-K.

Item 2.  Description of Properties:

The Partnership originally acquired 48 properties of which twelve (12) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 1999, the Partnership owned sixteen (16) apartment complexes. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".


                                     Date of
Property                             Purchase       Type of Ownership              Use

The Apartments (1)                    04/84    Fee ownership, subject to       Apartment
   Omaha, Nebraska                             a first mortgage                204 units

Arbours of Hermitage Apts. (1)        09/83    Fee ownership subject to        Apartment
   Nashville, Tennessee                        a first mortgage                350 units

Briar Bay Racquet Club Apts. (2)      09/82    Fee ownership subject to        Apartment
   Miami, Florida                              a first mortgage                194 units

Chimney Hill Apts. (2)                08/82    Fee ownership subject to        Apartment
   Marietta, Georgia                           a first mortgage                326 units

Citadel Apts. (1)                     05/83    Fee ownership subject           Apartment
   El Paso, Texas                              to a first mortgage             261 units

Citadel Village Apts. (1)             12/82    Fee ownership subject           Apartment
   Colorado Springs, Colorado                  to a first mortgage             122 units

Foothill Place Apts. (2)              08/85    Fee ownership subject           Apartment
   Salt Lake City, Utah                        to a first mortgage             450 units

Knollwood Apts. (1)                   07/82    Fee ownership subject           Apartment
   Nashville, Tennessee                        to a first mortgage             326 units

Lake Forest Apts.                     04/84    Fee ownership subject           Apartment
   Omaha, Nebraska                             to a first mortgage             312 units

Nob Hill Villa Apts. (1)              04/83    Fee ownership subject           Apartment
   Nashville, Tennessee                        to a first mortgage             472 units

Point West Apts. (1)                  11/85    Fee ownership subject           Apartment
   Charleston, South Carolina                  a first mortgage                120 units

Post Ridge Apts. (2)                  07/82    Fee ownership subject           Apartment
   Nashville, Tennessee                        to a first mortgage             150 units

Rivers Edge Apts. (2)                 04/83    Fee ownership subject           Apartment
   Auburn, Washington                          to a first mortgage             120 units

South Port Apts. (3)                  11/83    Fee ownership subject           Apartment
   Tulsa, Oklahoma                             to a first mortgage             240 units

Stratford Place Apts. (2)             08/85    Fee ownership subject           Apartment
   Austin, Texas                               to a first mortgage             223 units

Village East Apts. (1)                12/82    Fee ownership subject           Apartment
   Cimarron Hills, Colorado                    to a first mortgage             137 units



(1) Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2) Property is held by a limited partnership in which the Registrant owns a 99% interest.

(3) Property is held by a limited partnership in which the Partnership owns a 50% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                                     Gross
                                    Carrying   Accumulated                         Federal
Property                             Value    Depreciation    Rate     Method     Tax Basis
                                        (in thousands)                         (in thousands)

The Apartments                     $  9,026      $ 6,845    5-18 yrs    S/L       $  2,322
Arbours of Hermitage Apartments      13,142       10,941    5-18 yrs    S/L          2,717
Briar Bay Racquet Club
 Apartments                           7,848        6,488    5-18 yrs    S/L          2,006
Chimney Hill Apartments              11,237        9,689    5-18 yrs    S/L          2,492
Citadel Apartments                    7,855        6,539    5-18 yrs    S/L          1,187
Citadel Village Apartments            4,285        3,448    5-18 yrs    S/L          1,364
Foothill Place Apartments            15,544        9,533    5-18 yrs    S/L          7,507
Knollwood Apartments                 11,453        9,531    5-18 yrs    S/L          2,458
Lake Forest Apartments                9,576        6,727    5-18 yrs    S/L          2,522
Nob Hill Villa Apartments            13,208       11,221    5-18 yrs    S/L          2,020
Point West Apartments                 3,171        2,312    5-40 yrs    S/L          1,293
Post Ridge Apartments                 4,941        3,863    5-18 yrs    S/L          1,227
Rivers Edge Apartments                3,424        2,636    5-18 yrs    S/L            971
South Port Apartments                 8,178        6,660    5-18 yrs    S/L          1,692
Stratford Place Apartments            8,083        4,549    5-20 yrs    S/L          3,023
Village East Apartments               3,662        3,075    5-18 yrs    S/L            737
     Total                         $134,633     $104,057                          $ 35,538


See "Note A" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation policy and "Note O - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                                    Principal                                      Principal
                                    Balance At    Stated                            Balance
                                   December 31,  Interest    Period    Maturity      Due At
            Property                   1999        Rate     Amortized    Date     Maturity (2)
                                  (in thousands)                                 (in thousands)

The Apartments                       $ 3,294       8.34%    25 years     09/00      $ 3,244
Arbours of Hermitage Apartments        5,650       6.95%       (1)       12/05        5,650
Briar Bay Racquet Club Apartments      3,500       6.95%       (1)       12/05        3,500
Chimney Hill Apartments                5,400       6.95%       (1)       12/05        5,400
Citadel Apartments                     4,565       8.38%    25 years     10/00        4,488
Citadel Village Apartments             2,450       6.95%       (1)       12/05        2,450
Foothill Place Apartments             10,100       6.95%       (1)       12/05       10,100
Knollwood Apartments                   6,780       6.95%       (1)       12/05        6,780
Lake Forest Apartments                 4,700       7.33%       (1)       11/03        4,700
Nob Hill Villa Apartments              7,050       9.20%    25 years     04/05        6,250
Point West Apartments                  2,460       7.86%    20 years     12/19           --
Post Ridge Apartments                  4,050       7.33%       (1)       11/03        4,050
Rivers Edge Apartments                 1,924       8.40%    25 years     09/00        1,895
South Port Apartments                  4,409       7.19%    30 years     12/04        4,119
Stratford Place Apartments             2,515       8.65%    25 years     09/00        2,478
Village East Apartments                2,150       6.95%       (1)       12/05        2,150
      Totals                         $70,997                                        $67,254

(1)   Monthly payments of interest only at the stated rate until maturity.

(2) See "Item 8. Financial Statements and Supplementary Date - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the refinancing of the mortgage encumbering South Port Apartments in the fourth quarter of 1997, the financing at Point West Apartments in the fourth quarter of 1999, and the refinancing of the mortgages encumbering The Apartments and Citadel Apartments in February 2000.

Rental Rate and Occupancy:

The following table sets forth the average annual rental rates and occupancy for 1999 and 1998 for each property.


                                              Average Annual            Average
                                               Rental Rates            Occupancy
                                                (per unit)
 Property                                    1999          1998      1999     1998

 The Apartments                           $ 6,989        $ 6,733      93%     94%
 Arbours of Hermitage Apartments            7,388          7,166      96%     95%
 Briar Bay Racquet Club Apartments          8,922          8,648      96%     97%
 Chimney Hill Apartments                    8,238          8,025      95%     91%
 Citadel Apartments                         6,800          6,779      94%     96%
 Citadel Village Apartments                 8,818          8,556      97%     96%
 Foothill Place Apartments                  7,973          7,893      97%     94%
 Knollwood Apartments                       7,983          7,821      96%     95%
 Lake Forest Apartments                     7,452          7,160      87%     92%
 Nob Hill Villa Apartments                  6,191          6,074      94%     92%
 Point West Apartments                      6,002          5,606      97%     98%
 Post Ridge Apartments                      9,440          9,261      96%     96%
 Rivers Edge Apartments                     7,448          7,068      97%     96%
 South Port Apartments                      6,346          5,874      95%     97%
 Stratford Place Apartments                 7,387          7,185      95%     92%
 Village East Apartments                    7,422          7,182      98%     96%

The increase in occupancy at Chimney Hill Apartments, Foothill Place Apartments and Stratford Place Apartments is attributable to a strong local market and more aggressive marketing plan in 1999. The decrease in occupancy at Lake Forest Apartments is due to a number of units temporarily lost during completion of structural improvements in 1999 and increased competition in the local market.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
                                            (in thousands)

The Apartments                                    $121           2.2%
Arbours of Hermitage Apartments                    149           1.4%
Briar Bay Racquet Club Apartments                  170           2.3%
Chimney Hill Apartments                            130           2.9%
Citadel Apartments                                 147           2.9%
Citadel Village Apartments                          21            .6%
Foothill Place Apartments                          188           1.5%
Knollwood Apartments                               163           1.4%
Lake Forest Apartments                             166           2.2%
Nob Hill Villa Apartments                          205           1.7%
Point West Apartments                               35           2.2%
Post Ridge Apartments                               92           1.4%
Rivers Edge Apartments                              56           1.5%
South Port Apartments                               61           1.5%
Stratford Place Apartments                         153           2.6%
Village East Apartments                             20            .6%

Capital Improvements:

The Apartments

During 1999, the Partnership completed approximately $322,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units, roof replacement, major landscaping, and other building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $61,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During 1999, the Partnership completed approximately $464,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, roof replacement, structural upgrades, parking lot upgrades, major landscaping, and electrical upgrades. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During 1999, the Partnership completed approximately $123,000 of capital improvements at the property, consisting primarily of plumbing upgrades, parking lot resurfacing, carpet and vinyl replacement, major landscaping, and roof replacements. These improvements were funded from Partnership operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $58,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chimney Hill Apartments

During 1999, the Partnership completed approximately $210,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, cabinet upgrades, air conditioning unit replacements, major landscaping, and structural upgrades. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $97,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Apartments

During 1999, the Partnership completed approximately $278,000 of capital improvements at the property, consisting primarily of carpet and appliance replacements, major landscaping, other building improvements and parking area upgrades. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During 1999, the Partnership completed approximately $239,000 of capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacement, recreational facilities upgrades, major landscaping, signage, and other building improvements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foothill Place Apartments

During 1999, the Partnership completed approximately $373,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, other improvements, swimming pool improvements, major landscaping, parking area upgrades, and roof replacement. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $135,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Knollwood Apartments

During 1999, the Partnership completed approximately $587,000 of capital improvements at the property, consisting primarily of roof replacement, structural upgrades, carpet and vinyl replacement, parking area upgrades, other building improvements, and electrical upgrades. These improvements were funded from the Partnership's operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $97,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lake Forest Apartments

During  1999,  the  Partnership  completed  approximately  $482,000  of  capital improvements at the property, consisting primarily of structural upgrades, carpet and vinyl replacement, parking area upgrades, air conditioning units replacement, major landscaping, and other building improvements. These improvements were primarily funded from the Partnership replacement and capital reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $93,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During 1999, the Partnership completed approximately $319,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, electrical upgrades, other building improvements, major landscaping, appliance replacement, and plumbing upgrades. These improvements were primarily funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $141,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Point West Apartments

During 1999, the Partnership completed approximately $138,000 of capital improvements at the property, consisting primarily of fencing, roof replacement, carpet and vinyl replacement, electrical upgrades, major landscaping, and other building improvements. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During 1999, the Partnership completed approximately $391,000 of capital improvements at the property, consisting primarily of roof replacement, carpet and vinyl replacement, plumbing upgrades, major landscaping, other building improvements, and light fixture replacement. These improvements were primarily funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $45,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Rivers Edge Apartments

During 1999, the Partnership completed approximately $82,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, and other improvements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Port Apartments

During 1999, the Partnership completed approximately $244,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacements, major landscaping, and structural upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $72,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

During 1999, the Partnership completed approximately $587,000 of capital improvements at the property, consisting primarily of structural upgrades, air conditioning units, parking area upgrades, carpet and vinyl replacement, major landscaping, and electrical upgrades. These improvements were funded from the Partnership's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $66,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village East Apartments

During 1999, the Partnership completed approximately $202,000 of capital improvements at the property, consisting primarily of model interior upgrades, roofing replacement, structural upgrades, exterior painting, and carpet and vinyl replacement. These improvements were funded from the Partnership's operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $41,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Overlook Apartments

During 1999, the Partnership completed approximately $166,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacement, major landscaping, and other building improvements. The property was sold on December 13, 1999.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 8. Financial Statements and Supplementary Data, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)   Title of Class                      Number of Unitholders of Record

      Limited Partnership Units            8,881 as of December 31, 1999

There were 342,773 Units outstanding at December 31, 1999, of which affiliates of the General Partner owned 166,949 Units or approximately 48.71%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1997, 1998 and 1999 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/97 - 12/31/97             $2,503 (1)             $ 7.01

       01/01/98 - 12/31/98              3,951 (1)              11.07

       01/01/99 - 12/31/99             17,601 (2)              49.29

(1)   Distributions were made from cash from operations.

(2) Consists of approximately $12,544,000 of cash from operations and approximately $5,057,000 of cash from surplus funds. The surplus funds were from the financing at Point West Apartments and previously undistributed refinance proceeds from 1996 and 1997. Of these amounts, $4,318,000 was accrued at December 31, 1999 and paid in January 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to anticipated capital expenditures at the properties and the working capital reserve requirement.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 166,949 limited partnership units in the Partnership representing approximately 48.71% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. Certain reclassifications have been made to the 1995 through 1997 information to conform to the 1998 and 1999 presentation. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."


Consolidated Statements of Operations                  Years Ended December 31,
                                                (in thousands, except per unit data)

                                        1999        1998        1997        1996        1995

Total revenues                       $ 31,189    $ 30,093    $  28,710   $  27,907   $  27,195
Total expenses                        (25,071)    (26,164)     (28,296)    (28,780)    (28,435)
Income (loss) before extraordinary
   items                                6,118       3,929          414        (873)     (1,240)
Extraordinary items                        --          (5)         (47)      2,909          43
Net income (loss)                    $  6,118    $  3,924    $     367   $   2,036   $  (1,197)
Net income (loss) per Limited
   Partnership Unit:
Income (loss) before extraordinary
   items                                17.13       11.00         1.15       (2.45)      (3.47)
Extraordinary items                        --        (.01)        (.12)       8.15         .12
Net income (loss)                    $  17.13    $  10.99    $    1.03   $    5.70   $   (3.35)
Distributions per Limited
Partnership
   Unit                              $  49.29    $  11.07    $    7.01   $   12.91   $    2.58
Limited Partnership Units
   outstanding                        342,773     342,773      342,773     342,783     342,783
Consolidated Balance Sheets

Total assets                         $ 44,464    $ 50,671    $  52,381   $  53,844   $  61,146
Mortgage notes payable               $ 70,997    $ 70,775    $  72,439   $  71,763   $  76,336

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

The operations of the Partnership primarily include operating and holding income-producing real estate properties for the benefit of its partners. Therefore, the following discussion of operations, liquidity and capital resources will focus on these activities and should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and the notes related thereto included elsewhere in this report.

Results of Operations

The Partnership's net income before extraordinary items total approximately $6,118,000 for the year ended December 31, 1999, as compared to approximately $3,929,000 for the year ended December 31, 1998 and net income before extraordinary items of approximately $414,000 for the year ended December 31, 1997. For the year ended December 31, 1999, an increase in total revenues and an overall decrease in expenses resulted in an increase in income before extraordinary items as compared to 1998.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $287,000 ($0.80 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

1999 Compared to 1998

Revenues:

The increase in total revenues is primarily attributable to increased rental income for the year ended December 31, 1999, as compared to the year ended December 31, 1998. These increases are due to increased rental rates at the Partnership's investment properties accompanied by increased occupancy levels at some of the properties which more than offset occupancy decreases at other properties. An increase in bad debt expense at most of the Partnership's properties partially offset the increase in rental income. The gain on the sale of Overlook Apartments of approximately $638,000 recognized in 1999 also contributed to the increase in total revenue versus a casualty gain of approximately $363,000 recognized in 1998. Partially offsetting these increases was a decrease in other income for 1999 as compared to 1998. The decrease in other income is due to reduced interest income as a result of lower cash balances being held in interest bearing accounts.

Expenses:

Expenses decreased primarily due to reductions in operating expense and, to a lesser extent, reductions in depreciation expenses partially offset by increases in general and administrative expense and property tax expense. Operating expenses decreased due to a decrease in maintenance expenses in 1999 due to the completion of repair and maintenance projects in 1998 as well as a change in the Partnership's accounting policy as discussed above. In addition, there were decreases in 1999 in expenses related to casualties at some of the Partnership's properties incurred in 1998. Depreciation expense decreased due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1999. General and administrative expenses increased primarily due to an increase in the 9% management fee on distributions from operating cash flows. Distributions from operations increased by approximately $8,593,000 during 1999 as compared to 1998. In addition, legal expenses increased due to the settlement of a lawsuit as discussed in the Partnership's Form 10-K at December 31, 1998. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to an increase in the assessed value at several of the Partnership's properties.

On December 14, 1999, Overlook Associates, Ltd. sold Overlook to an unaffiliated third party for $1,975,000. After payment of closing costs of approximately $84,000 the net proceeds received by the Partnership were approximately $1,891,000. The Partnership used most of the proceeds to pay off the mortgage encumbering the property of approximately $1,780,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership. The
Partnership's gain on the sale during the fourth quarter of 1999 was approximately $638,000.

1998 Compared to 1997

Revenues:

The increase in revenues is primarily attributable to increased rental income for the year ended December 31, 1998, as compared to the year ended December 31, 1997. These increases are due to increased rental rates at the Partnership's investment properties accompanied by increased occupancy levels at some of the properties which more than offset occupancy decreases at other properties. In addition, revenues decreased due to an increase in other income resulting from higher cash balances in interest bearing accounts, as well as the casualty gain of approximately $363,000 recognized in 1998.

Expenses:

Expenses decreased primarily due to reductions in operating and depreciation expenses, and, to a lesser extent, reductions in property tax expenses.
Operating expenses decreased due to the completion of repair projects at a number of the Partnership's investment properties, including exterior building repairs, parking lot repairs, and exterior painting, as well as decreases in expenses related to the casualties which occurred in 1997 at some of the Partnership's properties. Depreciation expense decreased due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1997. Property tax expense decreased due to tax reductions received in 1998 for billings under appeal at December 31, 1997 at several of the Partnership's investment properties. Partially offsetting these decreases in expenses is an increase in general and administrative expenses. General and administrative expenses increased primarily due to an increase in the special 9% management fee on distributions from operating cash flows. Distributions from operations increased by approximately $2,351,000 during 1998 as compared to 1997. Included in general and administrative expenses at both December 31, 1998 and 1997, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

LIQUIDITY AND CAPITAL RESOURCES

1999 Compared to 1998

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $9,502,000 as compared to approximately $13,241,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $3,739,000 since the Partnership's year ended December 31, 1998 is due to approximately $13,108,000 and $1,975,000 of cash used in financing and investing activities, respectively, partially offset by approximately $11,344,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties, payoff of the Overlook mortgage, and payment of loan costs slightly offset by proceeds from the financing of Point West Apartments. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by proceeds from the sale of Overlook and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

On December 14, 1999, Overlook  Associates,  Ltd. sold Overlook Apartments to an unaffiliated third party for $1,975,000. After payment of closing costs of approximately $84,000 the net proceeds received by the Partnership were approximately $1,891,000. The Partnership used most of the proceeds to pay off the mortgage encumbering the property of approximately $1,780,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale during the fourth quarter of 1999 was approximately $638,000.

1998 Compared to 1997

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $13,241,000 as compared to approximately $12,090,000 at December 31, 1997. The increase in cash and cash equivalents of approximately $1,151,000 since the Partnership's year ended December 31, 1997 is due to approximately $8,474,000 of cash provided by operating activities, which was partially offset by approximately $2,751,000 and $4,572,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by note receivable collections, net withdrawals from restricted escrows and insurance proceeds from casualty losses. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties, payoff of the Denbigh Woods mortgages, and payment of loan costs. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $1,202,100. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $70,997,000 matures at various dates between 2000 and 2019. On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate of 7.86% and matures on December 1, 2019. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On November 18, 1997, the Partnership refinanced the mortgage encumbering the South Port Apartments. The refinancing replaced indebtedness of $3,432,000, including accrued interest of approximately $18,000, with a new mortgage in the amount of $4,500,000. The mortgage was refinanced at a rate of 7.19%, compared to the prior rate of 10.85% and matures on December 1, 2004. Capitalized loan costs incurred for the refinancing were approximately $120,000 during the year ended December 31, 1997. In 1998, approximately $17,000 of additional loan costs were paid in connection with the South Port refinancing. The Partnership paid approximately $34,000 in prepayment penalties and wrote off $13,000 in unamortized loan costs, resulting in an extraordinary loss on extinguishment of debt in the amount of approximately $47,000.

Subsequent to year end, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $112,000. The Partnership wrote off approximately $12,000 in unamortized loan costs.

Subsequent to year end, the Partnership refinanced the mortgage encumbering Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,582,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $88,000. The Partnership wrote off approximately $27,000 in unamortized loan costs.

During 1999, the Partnership paid distributions attributable to cash flow from operations totaling approximately $10,670,000 (approximately $10,117,000 to the limited partners or $29.52 per limited partnership unit) and approximately $2,613,000 (all to the limited partners or $7.62 per limited partnership unit) representing funds from previously undistributed refinance proceeds from 1996 and 1997. As of December 31, 1999, the Partnership had distributions payable from cash from operations of approximately $1,874,000 (approximately $1,679,000 to the limited partners or $4.90 per limited partnership unit) and a distribution of refinance proceeds representing funds from the financing of Point West Apartments of approximately $2,444,000 (approximately $2,242,000 to the limited partners or $6.54 per limited partnership unit). This distribution was paid in January 2000.

During 1998, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $3,951,000 (approximately $3,793,000 to the limited partners or $11.07 per limited partnership unit). During 1997, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $1,600,000 (approximately $1,536,000 to the limited partners or $4.48 per limited partnership unit) and approximately $903,000 (approximately $867,000 to the limited partners or $2.53 per limited partnership unit) representing a portion of the previously undistributed refinance proceeds from 1996.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit. The replacement reserve requirement at the residential properties is approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $9,502,000 at December 31, 1999, exceeded the Partnership's reserve requirements of approximately $2,004,000.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 166,949 limited partnership units in the Partnership representing approximately 48.71% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7a. Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1999, a 1% increase or decrease in market interest rate would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1999.


                                                            Long-term Debt

Principal amount by expected maturity:        Fixed Rate Debt        Average Interest Rate
                                               (in thousands)

                  2000                           $ 12,526                    7.58%
                  2001                                248                    7.30%
                  2002                                270                    7.30%
                  2003                              9,044                    7.30%
                  2004                              4,433                    7.29%
               Thereafter                          44,476                    7.30%
                  Total                           $70,997



Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED CAPTIAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets - December 31, 1999 and 1998

      Consolidated  Statements of Operations - Years ended  December 31, 1999,
       1998 and  1997

      Consolidated  Statements  of Changes in  Partners'  Deficit - Years  ended
         December 31, 1999, 1998, and 1997

      Consolidated  Statements  of Cash Flows - Years ended  December  31, 1999,
         1998 and 1997

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Consolidated Capital Properties IV

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note O to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 24, 2000

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

                                                                  December 31,
Assets                                                         1999         1998

   Cash and cash equivalents                               $   9,502    $  13,241
   Receivables and deposits                                    1,581        2,246
   Restricted escrows                                          1,402        2,743
   Other assets                                                1,403        1,459
   Investment properties (Notes D and J):
      Land                                                    12,094       12,491
      Buildings and related personal property                122,539      121,741
                                                             134,633      134,232
      Less accumulated depreciation                         (104,057)    (103,250)
                                                              30,576       30,982
                                                           $  44,464    $  50,671
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                        $     960    $     379
   Tenant security deposit liabilities                           506          568
   Accrued property taxes                                      1,284        1,309
   Other liabilities                                           1,287        1,045
   Distribution payable                                        4,318           --
   Mortgage notes payable (Note D)                            70,997       70,775
                                                              79,352       74,076
Partners' Deficit

   General partners                                           (6,634)      (6,175)
   Limited partners (342,773 units issued and
      outstanding)                                           (28,254)     (17,230)
                                                             (34,888)     (23,405)
                                                           $  44,464    $  50,671

            See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPTIAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                        1999         1998         1997
Revenues:
   Rental income                                    $  28,533    $  27,620    $  26,769
   Other income                                         2,018        2,110        1,941
   Gain on sale of investment property                    638           --           --
   Casualty gain                                           --          363           --
      Total revenues                                   31,189       30,093       28,710

Expenses:
   Operating                                           11,146       12,449       12,985
   General and administrative                           1,942        1,188          990
   Depreciation                                         4,398        4,871        6,558
   Interest                                             5,661        5,840        5,868
   Property taxes                                       1,924        1,816        1,895
      Total expenses                                   25,071       26,164       28,296

Income before extraordinary items                       6,118        3,929          414
Extraordinary loss on refinancing                          --           --          (47)
Extraordinary loss on retirement of debt                   --           (5)          --
Net income (Note L)                                 $   6,118    $   3,924    $     367
Net income allocated to general partners (4%)       $     245    $     157    $      15

Net income allocated to limited partners (96%)          5,873        3,767          352

Net income                                          $   6,118    $   3,924    $     367

Net income per limited partnership unit:

Income before extraordinary items                   $   17.13    $   11.00    $    1.15
Extraordinary loss on refinancing                          --           --         (.12)
Extraordinary loss on retirement of debt                   --         (.01)          --

Net income per limited partnership unit             $   17.13    $   10.99    $    1.03
Distributions per limited partnership unit          $   49.29    $   11.07    $    7.01


            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPTIAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           343,106      $     1    $171,553    $171,554

Partners' deficit
   at December 31, 1996                  342,783      $(6,089)   $(15,153)   $(21,242)

Net income for the year ended
   December 31, 1997                          --           15         352         367

Distributions paid                            --         (100)     (2,403)     (2,503)

Abandonment of limited
   Partnership units (Note F)                (10)          --          --          --

Partners' deficit at
   December 31, 1997                     342,773       (6,174)    (17,204)    (23,378)

Net income for the year ended
   December 31, 1998                          --          157       3,767        3,924

Distributions paid                            --         (158)     (3,793)     (3,951)

Partners' deficit at
   December 31, 1998                     342,773       (6,175)    (17,230)    (23,405)

Net income for the year ended
   December 31, 1999                          --          245       5,873       6,118

Distributions paid                            --         (704)    (16,897)    (17,601)

Partners' deficit at
   December 31, 1999                     342,773      $(6,634)   $(28,254)   $(34,888)

            See Accompanying Notes to Consolidated Financial Statements



                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                                Year Ended December 31,
                                                              1999         1998        1997
Cash flows from operating activities:

   Net income                                             $  6,118     $  3,924     $    367
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                              4,398        4,871        6,558
   Amortization of loan costs                                  315          317          284
   Gain on sale of investment property                        (638)          --           --
   Casualty (gain) loss                                         --         (363)          46
   Extraordinary loss on refinancing                            --           --           47
   Extraordinary loss on retirement of debt                     --            5           --
   Change in accounts:
    Receivables and deposits                                   613         (344)        (128)
    Other assets                                              (203)         115          (22)
    Accounts payable                                           581         (147)        (118)
    Tenant security deposit liabilities                        (62)         (12)         (79)
    Accrued property taxes                                     (25)          (3)         207
    Other liabilities                                          247          111          (13)

            Net cash provided by operating activities       11,344        8,474        7,149

Cash flows from investing activities:

   Property improvements and replacements                   (5,207)      (3,717)      (2,559)
   Proceeds from sale of investment property                 1,891           --          492
   Collections on notes receivable                              --           48           43
   Net withdrawals from (deposits to) restricted
     escrows                                                 1,341          431         (264)
   Net insurance proceeds from casualty                         --          487          (29)

            Net cash used in investing activities           (1,975)      (2,751)      (2,317)

Cash flows from financing activities:

   Payments on mortgage notes payable                         (458)        (437)        (409)
   Repayment of mortgage notes payable                      (1,780)        (194)      (3,415)
   Proceeds from mortgage notes payable                      2,460           --        4,500
   Prepayment penalties                                         --           (5)         (34)
   Loan costs paid                                             (47)         (17)        (120)
   Distributions to partners                               (13,283)      (3,919)      (2,503)

            Net cash used in financing activities          (13,108)      (4,572)      (1,981)

Net (decrease) increase in cash and cash equivalents        (3,739)       1,151        2,851

Cash and cash equivalents at beginning of the year          13,241       12,090        9,239

Cash and cash equivalents at end of year                  $  9,502     $ 13,241     $ 12,090

            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (in thousands)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December 31, 1999, distributions payable and distributions to partners were each adjusted by $4,318,000 for non-cash activity.

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

Cash paid for interest was approximately $5,372,000, $5,528,000 and $5,596,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization:   Consolidated   Capital   Properties  IV  (the  "Partnership"  or
"Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 1999, the Partnership operates 16 residential properties in or near major urban areas in the United States.

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of the solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a Special Limited Partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its Special Limited Partnership interest was divided among its former partners.

All of CEI's outstanding stock is owned by Insignia Properties Trust ("IPT"), which is an affiliate of AIMCO. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

Consolidation: The consolidated financial statements include the Partnership's majority interest in a joint venture which owns South Port Apartments. The Partnership has the ability to control the major operating and financial policies of the joint venture. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed.

The Partnership's consolidated financial statements also include the accounts of the Partnership, its wholly-owned partnerships, its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd., Foothill Chimney Associates, L.P., and ConCap Stratford Associates, Ltd. The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Cash balances include approximately $218,000 at December 31, 1999 that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancing of the mortgage note payable encumbering Nob Hill Villa, $219,000 of the proceeds were designated for certain capital improvements. At the time of the refinancing of the mortgages note payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, approximately $1,145,000 was designated for certain capital improvements. At the time of the refinancing of the mortgage note payable encumbering Lake Forest, $555,000 of the proceeds were designated for certain capital improvements. At the time of the refinancing of the mortgage note payable encumbering South Port, $238,000 of the proceeds were designated for certain capital improvements. At December 31, 1999, the total remaining escrow balance is approximately $49,000.

      Replacement Reserve Account - At the time of the refinancing of the mortgage notes payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. At the time of the refinancing of the mortgage note payable encumbering Post Ridge, $389,000 of the proceeds were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 1999, the total remaining reserve balance was approximately $1,070,000.

Investments in Real Estate: Investment properties consist of sixteen apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting foe the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in any of the years ended December 31, 1999, 1998, or 1997.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property over 40 years and (2) personal property additions over 5-20 years.

Effective January 1, 1999 the Partnership change its method of accounting to capitalize the costs of exterior painting and major landscaping (Note O).

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs, net of accumulated amortization, of $1,119,000 and $1,377,000 at December 31, 1999 and 1998, respectively, are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income (losses) and distributions of distributable cash from operations to be allocated, generally 96% to the Limited Partners and 4% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding at the beginning of each year.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note M" for required disclosure.

Advertising Costs: Advertising costs of approximately $549,000, $482,000 and $441,000 in 1999, 1998 and 1997, respectively, are charged to operating expense as incurred.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were charged to expense in 1999, 1998, 1997:

                                                    1999       1998       1997
                                                         (in thousands)

   Property management fees (included in
     operating expense)                           $ 1,547     $1,478     $1,413

   Reimbursements for services of affiliates
     (included in investment property
     general and administrative expense
     and operating expense)                           565        627       608

   Partnership management fee (included in
     general and administrative expense)            1,084        341       138

   Loan costs (included in other assets)               25          7        13

During the years ended December 31, 1999, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,547,000, $1,478,000 and $1,413,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $565,000, $627,000 and $608,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner of the Partnership earned approximately $1,084,000, $341,000 and $138,000 under this provision of the Partnership Agreement for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $25,000, $7,000, and $13,000 in 1999, 1998 and 1997, respectively, for loan costs which are capitalized and included in other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of one of the Partnership's properties in 1999 and one in 1997 (See "Note D").

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 166,949 limited partnership units in the Partnership representing approximately 48.71% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                           Principal    Monthly                           Principal
                          Balance At    Payment    Stated                  Balance
                         December 31,  Including  Interest    Maturity     Due At
        Property             1999      Interest     Rate        Date      Maturity
                              (in thousands)                                 (in
                                                                         thousands)

The Apartments           $  3,294      $  29 (c)    8.34%      09/00    $   3,244
Arbours of Hermitage        5,650         33 (a)    6.95%      12/05        5,650
Briar Bay Racquet Club      3,500         20 (a)    6.95%      12/05        3,500
Chimney Hill Apartments     5,400         31 (a)    6.95%      12/05        5,400
Citadel Apartments          4,565         40 (c)    8.38%      10/00        4,488
Citadel Village
  Apartments                2,450         14 (a)    6.95%      12/05        2,450
Foothill Place
  Apartments               10,100         58 (a)    6.95%      12/05       10,100
Knollwood Apartments        6,780         39 (a)    6.95%      12/05        6,780
Lake Forest Apartments      4,700         29 (a)    7.33%      11/03        4,700
Nob Hill Villa
  Apartments                7,050         64        9.20%      04/05        6,250
Point West Apartments       2,460         20 (b)    7.86%      12/19           --
Post Ridge Apartments       4,050         25 (a)    7.33%      11/03        4,050
Rivers Edge Apartments      1,924         17        8.40%      09/00        1,895
South Port Apartments       4,409         31        7.19%      12/04        4,119
Stratford Place
  Apartments                2,515         23        8.65%      09/00        2,478
Village East Apartments     2,150         12 (a)    6.95%      12/05        2,150
      Total              $ 70,997      $ 485                             $ 67,254


(a)   Monthly payments of interest only at the stated rate until maturity.
(b)   Debt  was  obtained   effective  November  9,  1999  (see  below  for
      further explanation).
(c) Debt was refinanced subsequent to December 31, 1999 (see "Note P" for further detail).

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate equal to 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999.

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

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2000 and 2019 and bear interest at rates ranging from 6.95% to 9.20%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000          $ 12,526
                                2001               248
                                2002               270
                                2003             9,044
                                2004             4,433
                             Thereafter         44,476
                               Total          $ 70,997

Note E - Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies. On September 25, 1995, the partners were proxied and approved a reduction of the capital reserve requirements to $500 per apartment unit. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $9,502,000 at December 31, 1999, exceeded the Partnership's reserve requirements of approximately $2,004,000.

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

Note H - Disposition of Real Estate

On December 14, 1999, Overlook  Associates,  Ltd. sold Overlook Apartments to an unaffiliated third party for $1,975,000. After payment of closing costs of approximately $84,000 the net proceeds received by the Partnership were approximately $1,891,000. The Partnership used most of the proceeds to pay off the mortgage encumbering the property of approximately $1,780,000. The remaining net proceeds were used to establish additional cash reserves for the Partnership. The Partnership's gain on the sale during the fourth quarter of 1999 was approximately $638,000.

The sales transactions are summarized as follows (amounts in thousands):

       Net sale price, net of selling costs        $  1,891
       Net real estate (1)                           (1,215)
       Net other assets                                 (38)
          Gain on sale of real estate              $    638

(1)   Net of accumulated depreciation of approximately $3,591,000.

The following pro-forma information reflects the operations of the Partnership for the twelve months ended December 31, 1999 and 1998, as if Overlook Apartments had been sold January 1, 1998.

                                                 1999           1998
                                         (in thousands, except per unit data)

       Revenues                                 $29,558       $28,799
       Net income                                 5,517         3,927
       Income per limited partnership unit        15.45         11.00

Note I - Distributions

During 1999, the Partnership paid distributions attributable to cash flow from operations totaling approximately $10,670,000 (approximately $10,117,000 to the limited partners or $29.52 per limited partnership unit) and approximately $2,613,000 (all to the limited partners or $7.62 per limited partnership unit) representing funds from previously undistributed refinance proceeds from 1996 and 1997. As of December 31, 1999, the Partnership had distributions payable from cash from operations of approximately $1,874,000 (approximately $1,679,000 to the limited partners or $4.90 per limited partnership unit) and a distribution of refinance proceeds representing funds from the financing of Point West Apartments of approximately $2,444,000 (approximately $2,242,000 to the limited partners or $6.54 per limited partnership unit). This distribution was paid in January 2000.

During 1998, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $3,951,000 ($11.07 per limited partnership unit). During 1997, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $1,600,000
($4.48 per limited partnership unit) and approximately $903,000 ($2.53 per limited partnership unit) representing a portion of the previously undistributed refinance proceeds from 1996.

Note J - Real Estate and Accumulated Depreciation

                                                     Initial Cost
                                                    To Partnership
                                                    (in thousands)

                                                                               Net Cost
                                                             Buildings       Capitalized
                                                                and         (Written-Down)
                                                              Personal      Subsequent to
        Description            Encumbrances       Land        Property       Acquisition
                              (in thousands)                                (in thousands)

The Apartments               $  3,294          $   438       $  6,218       $  2,370
Arbours of Hermitage
  Apartments                    5,650              547          8,574          4,021
Briar Bay Racquet
  Club Apartments               3,500            1,084          5,271          1,493
Chimney Hill Apartments         5,400              659          7,188          3,390
Citadel Apartments              4,565              695          5,619          1,541
Citadel Village
  Apartments                    2,450              337          3,334            614
Foothill Place Apartments      10,100            3,492          9,435          2,617
Knollwood Apartments            6,780              345          7,065          4,043
Lake Forest Apartments          4,700              692          5,811          3,073
Nob Hill Villa Apartments       7,050              490          8,922          3,796
Point West Apartments           2,460              285          2,919            (33)
Post Ridge Apartments           4,050              143          2,498          2,300
Rivers Edge Apartments          1,924              512          2,160            752
South Port Apartments           4,409            1,175          6,496            507
Stratford Place
 Apartments                     2,515            1,186          4,628          2,269
Village East Apartments         2,150              184          2,236          1,242

Totals                       $ 70,997         $ 12,264       $ 88,374       $ 33,995




                       Gross Amount At Which
                              Carried

                        At December 31, 1999
                           (in thousands)
                              Buildings
                                And
                              Related
                              Personal          Accumulated    Date of       Date   Depreciable
     Description       Land   Property  Total   Depreciation  Construction  Acquired Life-Years
                                               (in thousands)

The Apartments        $   438 $  8,588 $  9,026   $ 6,845         1973      4/84     5-18
Arbours of  Hermitage     547   12,595   13,142    10,941         1973      9/83     5-18
Apts
Briar   Bay   Racquet   1,084    6,764    7,848     6,488         1975      9/82     5-18
Club Apt
Chimney Hill              659   10,578   11,237     9,689         1973      8/82     5-18
Apartments
Citadel Apartments        695    7,160    7,855     6,539         1973      5/83     5-18
Citadel Village           337    3,948    4,285     3,448         1974     12/82     5-18
Apartments
Foothill Place          3,402   12,142   15,544     9,533         1973      8/85     5-18
Apartments
Knollwood Apartments      345   11,108   11,453     9,531         1972      7/82     5-18
Lake Forest               692    8,884    9,576     6,727         1971      4/84     5-18
Apartments
Nob Hill Villa            490   12,718   13,208    11,221         1971      4/83     5-18
Apartments
Point West Apartments     206    2,965    3,171     2,312         1973     11/85     5-40
Post Ridge Apartments     143    4,798    4,941     3,863         1972      7/82     5-18
Rivers Edge               512    2,912    3,424     2,636         1976      4/83     5-18
Apartments
South Port Apartments   1,175    7,003    8,178     6,660           --      11/83     5-18
Stratford Place         1,186    6,897    8,083     4,549         1975      8/85     5-20
Apartments
Village East              183    3,479    3,662     3,075         1973     12/82     5-18
Apartments

  Totals              $12,094 $122,539 $134,633  $104,057


Reconciliation of "Real Estate and Accumulated Depreciation":


                                                    Years Ended December 31,
                                                 1999          1998          1997
                                                         (in thousands)

Real Estate

Balance at beginning of year                $ 134,232      $ 130,653     $ 128,128
    Additions                                   5,207          3,717         2,559
    Property dispositions - other              (4,806)          (138)          (34)
Balance at end of year                      $ 134,633      $ 134,232     $ 130,653

Accumulated Depreciation

Balance at beginning of year                $ 103,250      $  98,490     $  91,934
    Additions charged to expense                4,398          4,871         6,558
    Property dispositions - other              (3,591)          (111)           (2)
Balance at end of year                      $ 104,057      $ 103,250     $  98,490

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999, 1998 and 1997, is approximately $152,079,000, $151,943,000 and $148,650,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999, 1998 and 1997, is approximately $116,541,000, $115,959,000 and $111,953,000, respectively.

Note K - Casualties

In the third quarter of 1998, Foothill Place Apartments sustained windstorm damage. The Partnership incurred expenses of approximately $27,000. These costs are included in net casualty gain for the year ended December 31, 1998. The Partnership is in the process of negotiating a settlement with the insurance carrier.

In March 1998, Nob Hill Apartments had a fire that destroyed one apartment unit in a section of a 24-unit building. Additionally, the remaining units in this section of the building, as well as the laundry room, sustained water and smoke damage which eventually caused mold and mildew. Work on the project was substantially completed at September 30, 1998. Approximately $204,000 of net insurance proceeds were received in 1998, with such amount included in net casualty gain for the year ended December 31, 1998.

In November 1997, Overlook Apartments had a fire which destroyed one apartment unit and caused water and smoke damage in the remaining apartment units in the affected building. Insurance proceeds of approximately $239,000 were received during the year ended December 31, 1998. Repair efforts were completed in July 1998 and the related costs have been capitalized as a part of the investment property. Total insurance proceeds received less the cost of repairs and the write off of assets replaced, resulted in a net casualty of approximately $192,000 for the year ended December 31, 1998.

In January 1997, Foothill Place Apartment sustained extensive wind and flood damage from severe storms. Additionally, in February 1997, a fire occurred at Foothill Place Apartments resulting in minor damage to one of its balconies including the immediately surrounding area. The insurance proceeds received less the cost to repair Foothill Place Apartments and the write-off of assets that were replaced, resulted in a net casualty gain for these events of approximately $46,000 which is included in operating expense for the year ended December 31, 1997. All repairs and replacements related to these casualties were completed in the second quarter of 1997.

Note L - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per unit data):

                                          1999          1998         1997

Net income as reported                  $ 6,118       $ 3,924      $   367
Add (deduct):
     Deferred revenue and other
       liabilities                         (393)          408          359
     Depreciation differences               473           864          917
     Accrued expenses                        39            15            7
     Minority interest                     (220)           --           --
     Other                                  (29)           78           15
     (Loss) gain on casualty/
        disposition/ Foreclosure           (514)         (396)          32

Federal taxable income                  $ 5,474       $ 4,893      $ 1,697
Federal taxable income per
     Limited Partnership unit           $ 15.33       $ 13.70      $  4.75

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficit as reported
                                          $ (34,888)

Land and Buildings                           17,446
Accumulated depreciation                    (12,484)
Syndication fees                             18,871
Other                                         9,461

Net liabilities - Federal tax basis        $ (1,594)

Note M - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of sixteen apartment complexes in the southeastern, western, and mid-western United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999, 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                     Residential      Other        Totals

Rental income                           $  28,533       $     --     $  28,533
Other income                                1,882            136         2,018
Interest expense                            5,648             13         5,661
Depreciation                                4,398             --         4,398
General and administrative expense             --          1,942         1,942
Gain on sale of investment property           638             --           638
Segment profit (loss)                       7,937         (1,819)        6,118
Total assets                               37,344          7,120        44,464
Capital expenditures for investment
 Properties                                 5,207             --         5,207

                 1998                     Residential      Other        Totals

Rental income                           $  27,620       $     --     $  27,620
Other income                                1,573            537         2,110
Interest expense                            5,717            123         5,840
Depreciation                                4,871             --         4,871
General and administrative expense             --          1,188         1,188
Loss on extraordinary item                     (5)            --            (5)
Segment profit (loss)                       4,698           (774)        3,924
Total assets                               37,123         13,548        50,671
Capital expenditures for investment
 properties                                 3,717             --         3,717

                 1997                     Residential      Other        Totals

Rental income                           $  26,769       $     --     $  26,769
Other income                                1,442            499         1,941
Interest expense                            5,749            119         5,868
Depreciation                                6,558             --         6,558
General and administrative expense             --            990           990
Loss on extraordinary item                    (47)            --           (47)
Segment profit (loss)                         977           (610)          367
Total assets                               40,933         11,448        52,381
Capital expenditures for investment
 properties                                 2,559             --         2,559

Note N - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note O - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $287,000 ($0.80 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Note P - Subsequent Event

Subsequent to year end, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate equal to 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $112,000. The Partnership wrote off approximately $12,000 in unamortized loan costs.

Subsequent to year end, the Partnership refinanced the mortgage encumbering Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,582,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate equal to 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $88,000. The Partnership wrote off approximately $27,000 in unamortized loan costs.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 10.    Directors, Executive Officers,   Promoters   and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

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

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 11. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1999, no person or group was known to CEI to own of record or beneficially own more than five percent of the Units of the Partnership:

               Entity                   Number of Units      Percentage

Insignia Properties LP                      67,033.50           19.56%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                     29,612.50            8.64%
  (an affiliate of AIMCO)
AIMCO Properties LP                         70,303.00           20.51%
  (an affiliate of AIMCO)

Insignia Properties LP and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, CO 80222.

(b)      Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)      Changes in Control

         Beneficial Owners of CEI

         As of December 31, 1999, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                                          Number of      Percent
             Name and Address                            CEI Shares     Of Total

             Insignia Properties Trust ("IPT")             100,000        100%
             55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 1999, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 13. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were charged to expense in 1999, 1998, 1997:

                                                    1999       1998       1997
                                                         (in thousands)

   Property management fees                       $ 1,547     $1,478     $1,413

   Reimbursements for services of affiliates          565        627        608

   Partnership management fee                       1,084        341        138

   Loan costs                                          25          7         13

During the years ended December 31, 1999, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,547,000, $1,478,000 and $1,413,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $565,000, $627,000 and $608,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner of the Partnership earned approximately $1,084,000, $341,000 and $138,000 under this provision of the Partnership Agreement for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $25,000, $7,000 and $13,000 in 1999, 1998 and 1997, respectively, for loan costs which are capitalized and included in other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of one of the Partnership's properties in 1999 and one in 1997.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 166,949 limited partnership units in the Partnership representing 48.71% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated Balance Sheets - December 31, 1999 and 1998

            Consolidated Statements of Operations - Years Ended December 31, 1999, 1998 and 1997

            Consolidated  Statements  of  Changes in  Partners'  Deficit - Years
              Ended December 31, 1999, 1998 and 1997.

            Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

      2.    Schedules

            All schedules are omitted because either they are not required, or not applicable or the financial information is included in the financial statements or notes thereto.

      3.    Exhibits

S-K Reference

    Number         Document Description

      2.1 Agreement and Plan of Merger, dated as of October 1, 1999 by and between AIMCO and IPT; incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1999.

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

      10.4 Property Management Agreement No., 108 dated October 23, 1990, by and between Park 77 Associates, Ltd. and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.5 Property Management Agreement No., 205 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.6 Property Management Agreement No., 306 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.7 Property Management Agreement No., 307 dated October 23, 1990, by and between Point West Associates, Ltd. and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.8 Property Management Agreement No., 403 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.9 Property Management Agreement No., 404 dated October 23, 1990, by and between Denbigh Village Associates, Ltd. and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.10 Property Management Agreement No., 405 dated October 23, 1990, by and between Stratford Place Associates, Ltd. and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

      10.15 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts). (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.16 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts). (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
              1990).

      10.17 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Management Contracts). (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

      10.18 Assignment and Assumption Agreement dated February 21, 1991, by and between the Partnership and Greenbriar Apartments Associates Limited Partnership (Property Management Agreement No. 403). CCMLP and Horn-Barlow Companies (200 Series of Property Management Contracts). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.19 Assignment and Assumption Agreement dated April 1, 1991, by and between the Partnership and ConCap Village East Apartments Associates, L.P. (Property Management Agreement No. 205). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.20   Assignment  and Assumption  Agreement  dated April 1, 1991, by and between the Partnership and Nob Hill Apartments  Associates,  L.P.
             (Property   Management   Agreement  No.  306).   (Incorporated  by
              reference  to the  Annual  Report on Form 10-K for the year  ended
              December 31, 1991).

      10.21 Assignment and Assumption Agreement dated April 1, 1991, by and between the Partnership and Barnett Regency Tower Associates, Limited Partnership (Property Management Agreement No. 105). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.22 Assignment and Assumption of Property Management Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with Denbigh Village Associates, Ltd.). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.23 Assignment and Assumption of Property Management Agreement dated August 1, 1991, by and between R & B Realty Group and R & B Apartment Management Company, Inc. (Property Management Agreement with Greenbriar Associates Limited Partnership). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

      10.31 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Horn-Barlow Companies (the "Horn-Barlow Construction Management Agreement") (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.33 Assignment and Assumption Agreement dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Horn-Barlow Construction Management Agreement Concerning Chimney Hill Apartments). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.34 Assignment and Assumption Agreement dated September 1, 1991, by and between ConCap Village East Apartments Associates, L.P. and CCP IV Associates, Ltd. (Village East Construction Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.35 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (the "Metro Construction Management Agreement") (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

      10.36 Assignment and Assumption Agreement dated September 1, 1991, by and between the Partnership and CCP IV Associates, Ltd. (Metro Construction Management Agreement concerning Arbour East and Knollwood Apartments). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  1991).

      10.37 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company (the "Hayman Construction Management Agreement") (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

      10.41 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991). .

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

      10.48 Assignment and Assumption Agreement (Property Management Agreement No. 419) dated May 13, 1993, by and between Coventry Properties, Inc., R & B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
              1993).

      10.49 Assignment and Assumption as to certain Property Management Services dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.50 Property Management Agreement No. 419A dated October 11, 1993, by and between ConCap Stratford Associates, Ltd. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.51 Assignment and Assumption Agreement (Property Management Agreement No. 419A) dated October 11, 1993, by and between Coventry Properties, Inc., R & B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.52 Assignment and Agreement as to Certain Property Management Services dated October 11, 1993, by and between Coventry Properties, Inc., and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.53 Property Management Agreement No. 427A dated October 11, 1993, by and between ConCap River's Edge Associates, Ltd. and Coventry
              Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.54 Assignment and Assumption Agreement (Property Management Agreement No. 427A) dated October 11, 1993, by and between Coventry Properties, Inc., R & B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.55 Assignment and Agreement as to Certain Property Management Services dated October 11, 1993, by and between Coventry Properties, Inc., and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

      10.56   Property  Management  Agreement No. 513A dated August 18, 1993, by
              and  between   ConCap  Citadel   Associates,   Ltd.  and  Coventry
              Properties, Inc.

      10.57   Assignment  and  Agreement  as  to  Certain  Property   Management
              Services  dated  November  17,  1993,  by  and  between   Coventry
              Properties, Inc., and Partnership Services, Inc.

      10.58 Property Management Agreement No. 514 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

      10.59   Assignment  and  Agreement  as  to  Certain  Property   Management
              Services  dated  November  17,  1993,  by  and  between   Coventry
              Properties, Inc., and Partnership Services, Inc.

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

      10.62       Contracts related to refinancing of debt:

              (a) Deed of Trust and Security Agreement dated March 27, 1995 between Nob Hill Villa Apartment Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

              (b) Promissory Note dated March 27, 1995 between Nob Hill Villa Apartment Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

              (c) Assignment of leases and Rents dated March 27, 1995 between Nob Hill Villa Apartment Associates, L.P., a Tennessee limited partnership, and First Union National Bank of North Carolina, a North Carolina Corporation.

      10.63 Multifamily Note dated November 30, 1995 between Briar Bay Apartments, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

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

      10.70 Multifamily Note dated September 30, 1996 between Foothill Post Ridge Associates, Ltd. Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

      10.71 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994 between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995).

      10.72 Multifamily Note dated November 1, 1996 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

      10.73 Amended and Restated Multifamily note dated November 1, 1996, between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holding, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc.

      10.74 Multifamily Note dated November 1, 1996 between Consolidated Capital Properties IV, a California Limited Partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

10.75 Mortgage and Security Agreement dated November 18, 1997, between Southport CCP IV, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., a Delaware Corporation.

      10.76 Multifamily Note dated November 9, 1999 between Point West Associates Limited Partnership, a Georgia limited partnership and GMAC Commercial Mortgage Corporation, a California corporation.

      10.77 Purchase and Sale Contract between Registrant and Overlook Associates, Ltd, a Georgia limited partnership dated December 13, 1999, documenting sale of Overlook Apartments located in Memphis, Tennessee.

      10.78   Multifamily   Note  dated  February  2,  2000  between   Apartment
              Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership.

      10.79 Multifamily Note dated February 28, 2000 between ConCap Citadel Associated, Ltd., a Texas limited partnership and ARCs Commercial
                  Mortgage Cl., L.P., a California corporation.

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

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

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

      27          Financial Data Schedule.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

                 None.



                                   SIGNATURES

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

                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   ConCap Equities, Inc.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date: March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye                                    Date: March 30, 2000
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date: March 30, 2000
Martha L. Long
Senior Vice President and Controller

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Consolidated Capital Properties IV
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note O of Notes to the Consolidated Financial Statements of Consolidated Capital Properties IV included in its Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP

                                                                   EXHIBIT 10.76


                                                        FHLMC Loan No. 002523841

                                MULTIFAMILY NOTE

                                  (MULTISTATE)

US $2,460,000.00                                      As of October ____, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Two Million Four Hundred Sixty Thousand and 00/100 Dollars (US $2,460,000.00), with interest on the unpaid principal balance at the annual rate of seven and eight hundred sixty thousandths percent (7.860%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Twenty Thousand Three Hundred Sixty-Two and 61/100 Dollars (US $20,362.61), shall be payable on the first day of each month beginning on January 1, 2000, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on December 1, 2019 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

            -----
             X       Schedule A    Prepayment Premium (required)
            -----

            -----
             X       Schedule B    Modifications to Multifamily Note

            -----

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                 POINT WEST ASSOCIATES LIMITED PARTNERSHIP, a
                                 Georgia limited partnership

                                 By: CCP/IV Residential GP, L.L.C., a South Carolina limited liability company, its general partner

                                       By:   Consolidated Capital Properties IV,
                                             a California limited partnership,
                                             its sole and managing member

                                              By:   Concap Equities, Inc., a
                                                    Delaware corporation, its
                                                    general partner



                                                      By:
                                                         Name: Patti K. Fielding
                                                         Title: Vice President

                                   75-2361470

                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF NOVEMBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
California corporation

By:_________________________________
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)   1.0% of the unpaid principal balance of this Note; or

(ii)  the product obtained by multiplying:

(A)   the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

For purposes of subparagraph (ii), the following definitions shall apply:

Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

      (4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.

127702.07-Los AngelesS1A


                                                                   EXHIBIT 10.77

                           PURCHASE AND SALE AGREEMENT

                          AND JOINT ESCROW INSTRUCTIONS

                       TO CHICAGO TITLE INSURANCE COMPANY

                                      dated

                               September __, 1999

                                 by and between

                        OVERLOOK APARTMENTS PARTNERSHIP,

                        a Tennessee general partnership,

                                    as Buyer,

                                       and


                           OVERLOOK ASSOCIATES, LTD.,

                          a Georgia limited partnership

                                    as Seller

                                TABLE OF CONTENTS

                                                                           PAGE

1.    PURCHASE AND SALE.....................................................11


2.    PURCHASE PRICE........................................................11

      2.1   DEPOSIT.........................................................11
      2.2   BALANCE.........................................................11
      2.3   ADJUSTMENT FOR PRORATIONS.......................................11
      2.4   INDEPENDENT CONTRACT CONSIDERATION..............................11

3.    OPENING OF ESCROW.....................................................11


4.    ACTIONS PENDING CLOSING...............................................11

      4.1 Property Documents................................................11
      4.2 Buyer's Diligence Tests...........................................11
      4.3   Buyer's Termination Right.......................................11
      4.4   Survey..........................................................11
      4.5   Title Inspection................................................11
      4.6   Condition of Title at Closing...................................11

5.    DESCRIPTION OF PROPERTY...............................................11

      5.1   THE IMPROVEMENTS................................................11
      5.2   THE REAL PROPERTY...............................................11
      5.3   THE PERSONAL PROPERTY...........................................11
      5.4   THE INTANGIBLE PROPERTY.........................................11

6.    CONDITIONS TO CLOSING.................................................11

      6.1   BUYER'S CLOSING CONDITIONS......................................11
      6.2   Title...........................................................11
      6.3 Seller's Due Performance..........................................11
      6.4 Physical Condition of Property....................................11
      6.5 Bankruptcy........................................................11
      6.6 Leases............................................................11
      6.7 Bill of Sale......................................................11
      6.8 Non-Foreign Affidavit.............................................11
      6.9   FAILURE OF BUYER'S CLOSING CONDITIONS...........................11
      6.10  SELLER'S CLOSING CONDITIONS.....................................11
      6.11.............................................Buyer's Due Performance11
      6.12..........................................................Bankruptcy11
      6.13..........................................................Deliveries11
      6.14  FAILURE OF SELLER'S CLOSING CONDITIONS..........................11

7.1   CLOSING...............................................................11

      7.1   CLOSING DATE....................................................11
      7.2   DELIVERIES BY SELLER............................................11
      7.3 Deed..............................................................11
      7.4 Non-Foreign Affidavit.............................................11
      7.5 Assignment of Leases..............................................11
      7.6 Bill of Sale......................................................11
      7.7 Proof of Authority................................................11
      7.8 Other.............................................................11
      7.9   DELIVERIES BY BUYER.............................................11
      7.10......................................................Purchase Price11
      7.11................................................Assignment of Leases11
      7.12........................................................Bill of Sale11
      7.13..................................................Proof of Authority11
      7.14...............................................................Other11
      7.15  ACTIONS BY ESCROW AGENT.........................................11
      7.16  Funds...........................................................11
      7.17  Recording.......................................................11
      7.18  Delivery of Documents...........................................11
      7.19  Owner's Title Policy............................................11
      7.20  PRORATIONS......................................................11
      7.21  CLOSING COSTS...................................................11
      7.22  DELIVERIES OUTSIDE OF ESCROW....................................11
      7.23.................................................Intangible Property11
      7.24...................................................Personal Property11
      7.25.............................................................Omitted11
      7.26...................................................Notice to Tenants11
      7.27............................................Service Contracts Notice11

8.    SELLER'S REPRESENTATIONS AND WARRANTIES...............................11

      8.1   DUE ORGANIZATION................................................11
      8.2   SELLER'S AUTHORITY; VALIDITY OF AGREEMENTS......................11
      8.3   LEASES..........................................................11
      8.4   CONTRACTS.......................................................11
      8.5   VIOLATIONS OF LAWS..............................................11
      8.6   LITIGATION......................................................11
      8.7   ZONING AND CONDEMNATION.........................................11
      8.8   SELLER'S KNOWLEDGE..............................................11
      8.9   SURVIVAL........................................................11

9.    BUYER'S REPRESENTATIONS AND WARRANTIES................................11

      9.1   DUE ORGANIZATION................................................11
      9.2   BUYER'S AUTHORITY; VALIDITY OF AGREEMENTS.......................11
      9.3   SURVIVAL........................................................11

10.   ADDITIONAL COVENANTS AND AGREEMENTS...................................11

      10.1  AS-IS...........................................................11
      10.2  CHANGES IN CONDITIONS...........................................11

11.   RISK OF LOSS..........................................................11

      11.1  CONDEMNATION....................................................11
      11.2  CASUALTY........................................................11

12.   REMEDIES..............................................................11

      12.1  LIQUIDATED DAMAGES..............................................11
      12.2  DEFAULT BY SELLER...............................................11

13.   BROKERS...............................................................11


14.   MISCELLANEOUS PROVISIONS..............................................11

      14.1  GOVERNING LAW...................................................11
      14.2  ENTIRE AGREEMENT................................................11
      14.3  MODIFICATION; WAIVER............................................11
      14.4  NOTICES.........................................................11
      14.5  EXPENSES........................................................11
      14.6  ASSIGNMENT......................................................11
      14.7  SEVERABILITY....................................................11
      14.8  SUCCESSORS AND ASSIGNS; THIRD PARTIES...........................11
      14.9  COUNTERPARTS....................................................11
      14.10 HEADINGS........................................................11
      14.11 TIME OF ESSENCE.................................................11
      14.12 FURTHER ASSURANCES..............................................11
      14.13 NUMBER AND GENDER...............................................11
      14.14 CONSTRUCTION....................................................11
      14.15 EXHIBITS........................................................11
      14.16 ATTORNEYS' FEES.................................................11
      14.17 BUSINESS DAYS...................................................11
      14.18 EARLY TERMINATION...............................................11
      14.19 WAIVER OF KNOWN DEFAULTS........................................11
      14.20 SECTION 1031 EXCHANGE...........................................11

15.   CERTAIN INTERIM COVENANTS OF SELLER...................................11


ESCROW AGENT:...............................................................11


LIST OF EXHIBITS............................................................11

                           PURCHASE AND SALE AGREEMENT

                          AND JOINT ESCROW INSTRUCTIONS

      THIS PURCHASE AND SALE AGREEMENT AND JOINT ESCROW INSTRUCTIONS (this "Agreement") is made and entered into as of September __, 1999 (the "Execution Date"), by and between Overlook Apartments Partnership, a Tennessee general partnership ("Buyer"), and Overlook Associates, Ltd., a Georgia limited partnership ("Seller"), for the purpose of setting forth the agreement of the parties and of instructing Chicago Title Insurance Company, a Missouri corporation ("Escrow Agent"), with respect to the transaction contemplated by this Agreement.

                                  R E C I T A L S

A. Seller is the owner of an undivided fee simple interest in that certain parcel of real property located at 3158 Steele Street, in the City of Memphis, County of Shelby, State of Tennessee, as more particularly described on Exhibit "A" attached hereto (the "Land Parcel"), comprising a 252 unit multi-family residential apartment project commonly known as "Overlook Apartments." The Land Parcel, together with the "Improvements," the balance of the "Real Property," the "Personal Property," and the "Intangible Property" (each as hereinafter defined), are sometimes collectively referred to herein as the "Property."

B. Seller desires to sell, transfer and convey the Property to Buyer, and Buyer desires to purchase and acquire the Property from Seller, upon and subject to the terms and conditions set forth in this Agreement.

                                 A G R E E M E N T

NOW, THEREFORE, in consideration of the mutual covenants contained in this Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Buyer and Seller hereby agree, and instruct Escrow Agent, as follows:

PURCHASE AND SALE.

Subject to all of the terms and conditions of this Agreement, Seller agrees to sell, transfer and convey to Buyer, and Buyer agrees to purchase and acquire from Seller, a good and marketable fee simple interest in the Property, upon and subject to the terms and conditions set forth herein.

PURCHASE PRICE.

      The purchase price of the Property (the "Purchase Price") shall equal Two Million Fifty Thousand Dollars ($2,050,000.00), subject to adjustment as hereinafter provided. The Purchase Price shall be payable as follows:

Deposit . Concurrently with the "Opening of Escrow" (as hereinafter defined), Buyer shall deposit into "Escrow" (as hereinafter defined) the sum of Thirty Thousand Dollars ($30,000.00) (which amount, together with any and all interest and dividends earned thereon, shall hereinafter be referred to as the "Initial Deposit"), by wire transfer or by certified or bank check payable to the order of Escrow Agent. Not later than 5 P.M. C.D.T. on the "Due Diligence Termination Date" (as hereinafter defined), Buyer shall deposit into Escrow the additional sum of Thirty Thousand Dollars ($30,000.00) (which sum, together with any and all interest and dividends earned thereon, shall hereinafter be referred to as the "Additional Deposit"), by wire transfer or by certified or bank check payable to the order of Escrow Agent. As used herein, the term "Deposit" shall mean, collectively, the Initial Deposit and the Additional Deposit (or such portion thereof that has theretofore been deposited into Escrow). Escrow Agent shall invest the Deposit in insured money market accounts, certificates of deposit or United States Treasury Bills as Buyer may instruct from time to time, provided that such investments are federally issued or insured. At the "Closing" (as hereinafter defined), the Deposit shall be paid to Seller and credited against the Purchase Price. In the event that the sale of the Property is not consummated for any reason, then the Deposit shall be held and disbursed in accordance with the terms of this Agreement. Seller shall not be responsible for, nor shall Seller bear the risk of loss of, the Deposit and Seller shall not be responsible for the rate of return thereon. Notwithstanding any other provision herein to the contrary, all interest and dividends on the Deposit shall accrue for the benefit of Buyer, and shall be paid to or for the benefit of Buyer upon Closing or termination of this Agreement.

Balance . At the Closing, Buyer shall pay to Seller the balance of the Purchase Price over and above the Deposit, by wire transfer of immediately available federal funds, net of all prorations and adjustments as provided herein. Adjustment for Prorations . On the "Closing Date" (as hereinafter defined), Buyer shall receive as a credit against the Purchase Price an amount equal to the sum of all: (a) unrefunded and unapplied security deposits which were paid by tenants of the Property (collectively, "Tenants") to or for the account of Seller; (b) expenses and other sums owed by Seller to Tenants for any work or disputes which occurred prior to the Closing Date (as acknowledged in any agreement or correspondence executed by Seller or any of Seller's agents); (c) rentals already received by Seller attributable to the period from and after the Closing Date; and (d) the amount, if any, by which prorated amounts and "Closing Costs" (as hereinafter defined) allocated to Seller pursuant to

         Sections 7.20 and 7.21 hereof exceed prorated amounts and Closing Costs allocated to Buyer pursuant to Sections 7.20 and 7.21 hereof.


 Independent Contract Consideration . Seller and Buyer agree that the amount of One Hundred Dollars ($100.00) (the "Independent Contract Consideration") of the

        Deposit has been bargained for as consideration for Seller's execution and delivery of this Agreement and liquidated damage obligations and for Buyer's right of review, inspection and termination, and is independent of any other consideration or payment provided for in this Agreement and, notwithstanding anything to the contrary contained herein, is non-refundable in all events.

OPENING OF ESCROW.

      On or before the third (3rd) "Business Day" (as hereinafter defined) after the Execution Date, Buyer and Seller shall cause an escrow ("Escrow") to be opened with Escrow Agent (the "Opening of Escrow") by delivery to Escrow Agent of a fully executed copy of this Agreement. Escrow Agent shall promptly deliver to Buyer and Seller written notice of the date of the Opening of Escrow. This Agreement shall constitute escrow instructions to Escrow Agent as well as the agreement of the parties. Escrow Agent is hereby appointed and designated to act as Escrow Agent and instructed to deliver, pursuant to the terms of this Agreement, the documents and funds to be deposited into Escrow as herein provided. The parties hereto shall execute such additional escrow instructions (not inconsistent with this Agreement as determined by counsel for Buyer and Seller) as Escrow Agent shall deem reasonably necessary for its protection, including Escrow Agent's general provisions (as may be modified by Buyer, Seller and Escrow Agent). In the event of any inconsistency between the provisions of this Agreement and such additional escrow instructions, the provisions of this Agreement shall govern.

ACTIONS PENDING CLOSING.

   Property  Documents . Prior to the expiration of the "Due  Diligence  Period"
      (as hereinafter defined), Seller shall make available to Buyer for its review and copying, at Buyer's sole cost and expense, during normal business hours and upon reasonable advance notice to Seller, at the management office of the

         Property in Memphis, Tennessee, true, correct and complete copies of all contracts, documents, books, records and other materials relating to the

       Property, to the extent that such items exist and are in Seller's possession (collectively, the "Property Documents"), including, without limitation, the following items: (i) leases and other occupancy agreements now in effect at the Property (collectively, the "Leases"); (ii) as-built plans and specifications; (iii) structural and mechanical reports; (iv) plans and maps

          (including, without limitation, topographical maps); (v) governmental permits, approvals and licenses; (vi) appraisals; (vii) title policies;

      (viii) surveys; (ix) construction warranties; (x) land studies; (xi) property tax statements and assessed value notices; (xii) insurance policies; (xiii)

        "Service Contracts" (as hereinafter defined); (xiv) copies of receipts for all real estate and personal property taxes assessed against the Property for the two (2) calendar years preceding the date hereof and the tax bill or assessment notice for the current year; (xv) operating statement showing the results of operations of the Property for the two (2) calendar years preceding the date of the Agreement and current year-to-date interim operating statements;
(xvi) copies of all environmental studies or impact reports, if any in the possession of Seller, relating to the Property; (xvii) copies of all inspections or reports, if any in the possession of Seller, to assess modifications required to insure or achieve compliance with the American With Disabilities Act or any other federal, state or local handicapped access laws, ordinances or regulations; and, (xviii) copies of all appraisals of the Property in Seller's possession or reasonably available to Seller.


In addition to making the foregoing items available at the management office of the Property in Memphis, Tennessee, all Item Numbers except (i) and (xvii) shall be delivered by Seller to Buyer on or before the fifth Business Day after the Execution Date. As a condition to furnishing Buyer with a copy of the foregoing Property Documents, Buyer acknowledges and agrees that the items are being provided to it solely as an accommodation and only for informational purposes. Neither Seller nor any of its representatives, managers, servicers or advisors (including its attorneys), have made or are making any representation or warranty, express or implied, as to the accuracy or completeness of the Property Documents and shall not be liable to Buyer (or to any of its members, partners, representatives, advisors, successors or assigns) for any loss or damage resulting from its use of, or reliance on, the Property Documents. In addition, Buyer further agrees that it (i) shall not (unless otherwise required by law) provide a copy of any of the Property Documents to any other party, including without limitation, to any lender, without the prior written consent of Seller, and (ii) will, upon Seller's request, redeliver the Property Documents and all copies thereof to Seller.

Buyer's Diligence Tests . At all reasonable times during the thirty (30) day period commencing on the Execution Date (the "Due Diligence Period"), Buyer, its agents and representatives shall be entitled at Buyer's sole cost and expense to: (a) enter onto the Property during normal business hours and upon reasonable advance notice to Seller, to perform any inspections, investigations, studies and tests of the Property (including, without limitation, physical, structural, mechanical, architectural, engineering, soils, geotechnical and environmental tests that Buyer deems reasonable); (b) cause an environmental assessment of the Property to be performed, upon reasonable notice to Seller; (c) review all Property Documents; and (d) investigate such other matters as Buyer may desire. Buyer's entry onto and inspections of the Property in accordance with the terms hereof shall not damage the Property in any respect. Any entry by Buyer onto the Property shall be subject to, and conducted in accordance with, all applicable laws and the terms of the Leases so as to avoid any interference with the occupancy of the Property and to avoid any disturbance of any of the Tenants of the Property. If Buyer or its representatives undertake any borings or other disturbances of the soil of the Property, the soil shall be re-compacted to its condition immediately before any such borings or other disturbances were undertaken, and Buyer shall obtain, at Buyer's sole cost and expense, a certificate from a licensed soils engineer that certifies that the soil has been re-compacted to such condition.

Buyer agrees that from the Execution Date through the "Due Diligence Termination Date" (as hereinafter defined), Buyer shall carry, or cause its agent to carry, workers' compensation and general liability insurance in the amount of $1,000,000 per occurrence, which insurance shall name Seller as an additional insured; upon request, Buyer shall provide Seller with proof of such insurance prior to commencing Buyer's physical inspections of the Property. Buyer shall keep the Property free and clear of any mechanic's or materialmen's liens arising out of any entry onto or inspection of the Property. Buyer shall indemnify, protect, defend and hold Seller (and Seller's partners, shareholders, agents, employees and representatives) harmless from and against any and all claims (including, without limitation, claims for mechanic's liens or materialmen's liens), causes of action, demands, obligations, losses, damages, liabilities, judgements, costs and expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) (collectively, "Claims") in connection with or arising out of any inspections carried on by or on behalf of Buyer pursuant to the terms hereof; provided, however, that Buyer shall not indemnify Seller for any Claims caused by Seller's gross negligence or willful misconduct. In the event that this Agreement is terminated for any reason, (i) Buyer shall repair any damage to the Property caused by its entry thereon and restore the same to the condition in which it existed prior to such entry and
(ii) Buyer shall deliver to Seller, upon Seller's request and without charge therefor, the results and copies of any and all inspections, studies, tests, surveys, or other reports made by or for Buyer with respect to the Property. The provisions of this Section 4.2 shall survive the Closing or the earlier termination of this Agreement.

Buyer's Termination Right . Buyer shall have the right at any time on or before 5 P.M. C.D.T. on the last day of the Due Diligence Period (the "Due Diligence Termination Date") to terminate this Agreement by delivering a written notice of such termination to Seller and Escrow Agent if Buyer determines in its sole and absolute discretion that the Property is not acceptable to Buyer, in which case
(a) Escrow Agent shall return the Deposit to Buyer, less the Independent Contract Consideration (which Escrow Agent shall deliver to Seller), (b) the parties shall equally share the cancellation charges of Escrow Agent and "Title Company" (as hereinafter defined), if any, and (c) this Agreement shall automatically terminate and shall be of no further force or effect and neither party shall have any further rights or obligations hereunder, other than pursuant to any provision hereof which by its express terms survives any termination of this Agreement. In the event that Buyer fails to deliver a written termination notice to Seller and Escrow Agent on or before the Due Diligence Termination Date, then Buyer shall be deemed to have unconditionally waived its termination right under this Paragraph 4.3.


Survey . During the Due Diligence Period, Buyer will obtain an as-built survey of the Real Property and Improvements from a licensed surveyor reasonably acceptable to Buyer and Title Company. The survey must be sufficient in form and content so that the Title Company will waive all matters of survey not expressly accepted by Buyer. If the survey (a) is for good cause not acceptable to Buyer or Title Company; or (b) shows the dimensions of the Land to be materially other than is set forth on Exhibit "A"; or (c) shows easements, encroachments or other adverse conditions which are not approved by Buyer in its sole discretion, Buyer shall have the right at any time on or before the Due Diligence Termination Date to (i) terminate this Agreement whereupon the Deposit, less the Independent
Contract Consideration shall be refunded to Buyer, or (ii) to close this purchase and sale without reduction in the Purchase Price. If Buyer does not object in writing to the survey on or before the Due Diligence Termination Date, it will be deemed to have waived matters of survey existing at the end of the Due Diligence Period.

Title Inspection . During the Due Diligence Period, Buyer will obtain (i) from the Chicago Title Insurance Company ("Title Company") a commitment to insure title to the Property in Buyer for the full amount of the Purchase Price and
(ii) a UCC-11 Search (collectively the "Title Evidence"). If Buyer, in its sole discretion, shall object to any matter shown in the Title Evidence ("Defect"), it may give written notice to Seller of such title Defects ("Defect Notice") on or before the Due Diligence Termination Date.

If Buyer gives to Seller a Defect Notice on or before the Due Diligence Termination Date, then: within ten (10) Business Days after receipt of the Defect Notice, Seller shall deliver written notice to Buyer indicating which of the Defects, if any, that Seller is willing to remove from title on or prior to Closing ("Seller's Cure Notice"). Seller shall be in material breach of this Agreement if Seller fails (for any reason) to remove from the title records all such Defects to which Buyer objects, and which Seller commits to remove pursuant to Seller's Cure Notice; provided, however, that if Seller in good faith contests, and promptly proceeds to challenge, the validity of any monetary obligation set forth in a Defect Notice (other than an obligation to repay any voluntary debt encumbering the Property), then Seller shall be permitted to deposit funds with the Title Company sufficient to obtain title insurance over such contested obligation instead of actually removing such Defect from title at Closing. If Seller fails to give Seller's Cure Notice to Buyer within such ten
(10) Business Day period, then Seller shall be deemed to have elected not to remove all Defects from title on or prior to Closing.

      Within ten (10) Business Days after Buyer's receipt of Seller's Cure Notice, Buyer (in its sole discretion) shall elect either (i) to waive its disapproval of those Defects that Seller has not agreed to remove (whereupon such Defects shall be deemed Permitted Exceptions hereunder), or (ii) to terminate this Agreement by giving Seller written notice of such election within such ten (10) Business Day period, in which event Escrow Agent shall return the Deposit, less the Independent Contract Consideration, to Buyer, and, thereafter, the parties shall have no further rights or obligations hereunder except for obligations which expressly survive the termination of this Agreement. If Buyer fails to give Seller written notice of its election of (i) or (ii) of the preceding sentence within such ten (10) Business Day period, then Buyer shall be deemed to have waived its disapproval of Defects not included in Seller's Cure Notice (whereupon such Defects shall be deemed Permitted Exceptions hereunder).

Condition of Title at Closing . Upon the Closing, Seller shall sell, transfer and convey to Buyer fee simple title to the Real Property by a duly executed and acknowledged limited warranty deed in the form of Exhibit "B" attached hereto (the "Deed"), subject only to the Permitted Exceptions.

DESCRIPTION OF PROPERTY.

The Improvements . As used herein, the term "Improvements" shall mean all buildings, improvements, structures and fixtures now or hereafter located on or in the Land Parcel.

The Real Property . As used herein, the term "Real Property" shall mean, collectively: (a) the Land Parcel; (b) the Improvements; (c) all apparatus, equipment and appliances affixed to and used in connection with the operation or occupancy of the Land Parcel and/or any of the Improvements (such as heating, air conditioning or mechanical systems and facilities used to provide any utility services, refrigeration, ventilation, waste disposal or other services) and now or hereafter located on or in the Land Parcel and/or any of the Improvements; and (d) all of Seller's rights, privileges and easements appurtenant to or used in connection with the Land Parcel and/or any of the Improvements, including, without limitation, all minerals, oil, gas and other hydrocarbon substances, all development rights, air rights, water, water rights and water stock relating to the Land Parcel, all strips and gores, streets, alleys, easements, rights-of-way, public ways, or other rights of Seller appurtenant, adjacent or connected to the Land Parcel.

The Personal Property . As used herein, the term "Personal Property" shall mean that certain tangible personal property, equipment and supplies owned by Seller and situated at the Real Property and used by Seller exclusively in connection with the use, operation, maintenance or repair of all or any portion of the Real Property as of the Closing Date, including, without limitation, all of the personal property described on Exhibit "C" attached hereto.

The Intangible Property . As used herein, the term "Intangible Property" shall mean that certain intangible property owned by Seller and used by Seller exclusively in connection with all or any portion of the Real Property and/or the Personal Property, including, without limitation, all of Seller's right, title and interest, if any, in and to: (a) the Leases, all contracts identified on Exhibit "D" attached hereto and not specifically objected to in writing by Buyer on or before the Due Diligence Termination Date (collectively, the "Service Contracts"), all books, records, reports, test results, environmental assessments, if any, as-built plans, specifications and other similar documents and materials relating to the use, operation, maintenance, repair, construction or fabrication of all or any portion of the Real Property and/or the Personal Property; (b) all rights, if any, in and to the name "Overlook Apartments;" (c) all transferable business licenses, architectural, site, landscaping or other permits, applications, approvals, authorizations and other entitlements affecting any portion of the Real Property; and (d) all transferable guarantees, warranties and utility contracts relating to all or any portion of the Real
Property. Seller shall terminate all contracts identified on Exhibit "D" attached hereto which are terminable by notice and to which Buyer timely objects.

CONDITIONS TO CLOSING.

Buyer's Closing Conditions . The obligation of Buyer to complete the transaction contemplated by this Agreement is subject to the following conditions precedent (and conditions concurrent, with respect to deliveries to be made by the parties at the Closing) (the "Buyer's Closing Conditions"), which conditions may be waived, or the time for satisfaction thereof extended, by Buyer only in a writing executed by Buyer (provided, however, that Buyer's acceptance of the Deed shall be deemed to be a waiver of any unsatisfied conditions regardless of whether Buyer executes a separate written instrument to that effect at the Closing):

Title . Title Company shall be prepared and irrevocably committed to issue to Buyer (with an effective date not earlier than the Closing Date), an American Land Title Association owner's policy of title insurance in favor of Buyer for the Real Property (a) showing fee title to the Real Property vested in Buyer,
(b) with liability coverage in an amount equal to the Purchase Price, (c) with those endorsements reasonably requested by Buyer (provided that such endorsements are available in the State of Tennessee and are paid for by Buyer in accordance with the terms hereof) and (d) containing no exceptions other than the Permitted Exceptions (the "Owner's Title Policy").

Seller's Due Performance . All of the representations and warranties of Seller set forth in this Agreement shall be true, correct and complete in all material respects as of the Closing Date, and Seller, on or prior to the Closing Date, shall have complied with and/or performed all of the obligations, covenants and agreements required on the part of Seller to be complied with or performed pursuant to the terms of this Agreement.

Physical Condition of Property . Subject to the terms of Section 11 hereof, the physical condition of the Property shall be substantially the same on the Closing Date as on the Execution Date, except for reasonable wear and tear and any damages due to any act of Buyer or Buyer's representatives.

Bankruptcy . No action or proceeding shall have been commenced by or against Seller under the federal bankruptcy code or any state law for the relief of debtors or for the enforcement of the rights of creditors, and no attachment, execution, lien or levy shall have attached to or been issued with respect to Seller's interest in the Property or any portion thereof.

Leases . At the Closing, Seller shall assign all of its rights and remedies under the Leases (including, without limitation, its right to any security deposits and prepaid rent) to Buyer, and Buyer shall assume the obligations of Seller arising or accruing after Closing with respect thereto, pursuant to an assignment and assumption of leases and security deposits in the form of Exhibit "E" attached hereto (the "Assignment of Leases"). The Assignment of Leases shall include a provision whereby Buyer shall indemnify, protect, defend and hold Seller harmless from and against any and all Claims with respect to assigned security deposits actually received or credited to Buyer at Closing.

Bill of Sale . At the Closing, Seller shall transfer to Buyer (and Buyer shall assume Seller's obligations, if any, with respect to) all of Seller's right, title and interest in and to the Personal Property and the Intangible Property (other than the Leases), in each case free of all liens and encumbrances (other than the Permitted Exceptions), pursuant to a bill of sale, assignment and assumption in the form of Exhibit "F" attached hereto (the "Bill of Sale").

Non-Foreign Affidavit . At the Closing, Seller shall deliver to Buyer a non-foreign affidavit in the form of Exhibit "G" attached hereto executed by Seller (the "Non-Foreign Affidavit").

Failure of Buyer's Closing Conditions . If any of Buyer's Closing Conditions have not been fulfilled within the applicable time periods, Buyer may:


1.1.1 waive the Buyer's Closing Condition and close Escrow in accordance with this Agreement, without adjustment or abatement of the Purchase Price; or

  terminate this Agreement by written notice to Seller and Escrow Agent, in which event Escrow Agent shall return the Deposit to Buyer, less the Independent

         Contract Consideration (which Escrow Agent shall deliver to Seller), all other documents, instruments and funds delivered into Escrow shall be returned to the party that delivered the same into Escrow, Seller shall pay for all of the cancellation charges of Title Company and Escrow Agent, if any, and to the extent that the failure of any applicable Buyer's Closing Condition is caused by a Seller default, Buyer shall be entitled to pursue its rights and remedies pursuant to the terms of
        Section 12.2 hereof.


 Seller's Closing Conditions . The obligation of Seller to complete the transaction contemplated by this Agreement is subject to the following conditions precedent (and conditions concurrent, with respect to deliveries to be made by the parties at the Closing) (the "Seller's Closing Conditions"), which conditions may be waived, or the time for satisfaction thereof extended, by Seller only in a writing executed by Seller:

Buyer's Due Performance . All of the representations and warranties of Buyer set forth in this Agreement shall be true, correct and complete in all material respects as of the Closing Date, and Buyer, on or prior to the Closing Date, shall have complied with and/or performed all of the obligations, covenants and agreements required on the part of Buyer to be complied with or performed pursuant to the terms of this Agreement.

Bankruptcy . No action or proceeding shall have been commenced by or against Buyer under the federal bankruptcy code or any state law for the relief of debtors or for the enforcement of the rights of creditors.

Deliveries . Buyer shall have delivered to Escrow Agent or Seller, as the case may be, such documents or instruments as are required to be delivered by Buyer pursuant to the terms of this Agreement.

Failure of Seller's Closing Conditions . If any of the Seller's Closing Conditions have not been fulfilled within the applicable time periods, Seller may:

1.1.1 waive the Seller's Closing Condition and close Escrow in accordance with this Agreement, without adjustment or abatement of the Purchase Price; or

         terminate this Agreement by written notice to Buyer and Escrow Agent, in which event (a) Escrow Agent shall deliver the Deposit to Seller
        (which Seller

        shall retain as liquidated damages, as its sole and exclusive remedy hereunder, in accordance with the terms of Section 12 hereof), (b) Escrow

       Agent shall return all other documents, instruments and funds delivered into Escrow to the party that delivered the same into Escrow and (c) Buyer shall pay for all of the title examination fees together with any cancellation charges of Title Company and Escrow Agent, if any.

CLOSING.

Closing Date . Subject to the provisions of this Agreement, the Closing shall take place on the thirtieth (30th) day after the Due Diligence Termination Date, or on such other date as the parties hereto may agree. As used herein, the following terms shall have the following meanings: (a) the "Closing" shall mean the recordation of the Deed in the real estate records of Shelby County, Tennessee (the "Official Records"); and (b) the "Closing Date" shall mean the date upon which the Closing actually occurs.

Deliveries by Seller . On or before the Closing Date, Seller, at its sole cost and expense, shall deliver or cause to be delivered into Escrow the following documents and instruments listed in Section 7.3 - 7.14 hereof, each dated as of the Closing Date, in addition to all other items and payments required by this Agreement to be delivered by Seller at the Closing:

 Deed . The original executed and acknowledged Deed conveying the Real Property to Buyer;

        Non-Foreign Affidavit . The original executed Non-Foreign Affidavit;

 Assignment of Leases.Four (4) original executed counterparts of the Assignment of Leases;

    Bill of Sale . Four (4) original executed counterparts of the Bill of Sale;

Proofof Authority . Such proof of Seller's authority and authorization to enter into this Agreement and the transaction contemplated hereby, and such proof of the power and authority of the individual(s) executing or delivering any instruments, documents or certificates on behalf of Seller to act for and bind Seller as may be reasonably required by Title Company or Buyer; and

Other . Such other documents and instruments, signed and properly acknowledged by Seller, if appropriate, as may be reasonably required by Buyer, Title Company, Escrow Agent or otherwise in order to effectuate the provisions of this Agreement and the Closing of the transaction contemplated herein.

Deliveries by Buyer . On or before the Closing Date, Buyer, at its sole cost and expense, shall deliver or cause to be delivered into Escrow the following funds, documents and instruments, each dated as of the Closing Date, in addition to all other items and payments required by this Agreement to be delivered by Buyer at the Closing:

Purchase Price . Cash in an amount equal to the sum of the Purchase Price and all of the Buyer's Closing Costs (and otherwise sufficient to close the transaction contemplated herein);

Assignment of Leases . Four (4) original executed counterparts of the Assignment of Leases;

    Bill of Sale . Four (4) original executed counterparts of the Bill of Sale;

Proofof Authority . Such proof of Buyer's authority and authorization to enter into this Agreement and the transaction contemplated hereby, and such proof of the power and authority of the individual(s) executing or delivering any instruments, documents or certificates on behalf of Buyer to act for and bind Buyer as may be reasonably required by Title Company or Seller; and Other . Such other documents and instruments, signed and properly acknowledged by Buyer, if appropriate, as may reasonably be required by Seller, Title Company, Escrow Agent or otherwise in order to effectuate the provisions of this Agreement and the Closing of the transaction contemplated herein.

Actions by Escrow Agent . Provided that Escrow Agent shall not have received written notice from Buyer or Seller of the failure of any condition to the Closing or of the termination of the Escrow and this Agreement, when Buyer and Seller have deposited into Escrow the documents and funds required by this Agreement and Title Company is irrevocably and unconditionally committed to issue the Owner's Title Policy in accordance with the terms hereof, Escrow Agent shall, in the order and manner herein below indicated, take the following actions: Funds. Disburse all funds as follows:


1.1.1 pursuant to the "Closing Statement" (as hereinafter defined), retain for Escrow Agent's own account all escrow fees and costs, disburse to Title Company the fees and expenses incurred in connection with the issuance of the Owner's Title Policy and disburse to any other persons or entities entitled thereto the amount of any other Closing Costs; disburse to Seller an amount equal to the Purchase Price, less or plus the net debit or credit to Seller by reason of the prorations and allocations of Closing Costs provided for herein; and disburse to the party who deposited the same any remaining funds in the possession of Escrow Agent after payments pursuant to Sections 7.16.1 and 7.16.2 above have been completed; Recording . Cause the Deed and any other documents which the parties hereto may mutually direct to be recorded in the Official Records and obtain conformed copies thereof for distribution to Buyer and Seller; and Delivery of Documents . Deliver: (a) to Seller (i) two originals of all documents deposited into Escrow (other than the Deed and the Non-Foreign Affidavit), (ii) one copy of the Non-Foreign Affidavit and (iii) one conformed copy of each document recorded pursuant to the terms hereof; and (b) to Buyer, (i) two originals of all documents deposited into Escrow (other than the Deed and the Non-Foreign Affidavit), (ii) the original Non-Foreign Affidavit and (iii) one conformed copy of each document recorded pursuant to the terms hereof.

   Owner's                               Title  Policy . Cause Title  Company to
                                         issue  to  Buyer  the   Owner's   Title
                                         Policy.

                                  Prorations .

1.1.1 Rentals, revenues, and other income, if any, from the Property, taxes, assessments, improvement bonds, Service Contract fees, utility costs, and other expenses affecting the Property shall be prorated between Buyer and Seller as of the Closing Date based on a 365 day year. For purposes of calculating prorations, Buyer shall be deemed to be title holder of the Property, and therefore entitled to the income and responsible for the expenses, after 12:01 a.m. Central Standard Time on the Closing Date. Delinquent rentals as of the Closing Date shall not be prorated, but when paid to Buyer shall be delivered by Buyer to Seller. All rentals collected on or after the Closing Date shall be applied first to rental periods on or after the Closing Date and any excess amount received (less reasonable costs and legal fees incurred in the collection thereof) shall be remitted to Seller. After the Closing, Buyer shall use commercially reasonable efforts to collect delinquent rentals on behalf of Seller, but Buyer shall not be required to take any legal action to recover such delinquent rentals. All non-delinquent real estate taxes or assessments on the Property shall be prorated based on the actual current tax bill, but if such tax bill has not yet been received by Seller by the Closing Date or if supplemental taxes are assessed after the Closing for the period prior to the Closing, the parties shall make any necessary adjustment after the Closing by cash payment to the party entitled thereto so that Seller shall have borne all real property taxes, including all supplemental taxes, allocable to the period prior to the Closing and Buyer shall bear all real property taxes, including all supplemental taxes, allocable to the period from and after the Closing. If any expenses attributable to the Property and allocable to the period prior to the Closing are discovered or billed after the Closing, the parties shall make any necessary adjustment after the Closing by cash payment to the party entitled thereto so that Seller shall have borne all expenses allocable to the period prior to the Closing and Buyer shall bear all expenses allocable to the period from and after the Closing. The provisions of this Section 7.20.1 shall survive the Closing.

Three(3) Business Days prior to the Closing Date, Buyer and Seller shall jointly prepare and approve a preliminary closing statement (the "Preliminary Closing Statement") setting forth: (a) the proration amounts allocable to each of the parties pursuant to Section 7.20 hereof; and (b) the Closing Costs allocable to each of the parties pursuant to Section 7.21 hereof. On the Closing Date, Buyer and Seller shall jointly revise the Preliminary Closing Statement and deliver a final, signed version of a closing statement to each of the parties at the Closing (the "Closing Statement").

Closing Costs . Each party shall pay its own costs and expenses arising in connection with the Closing (including, without limitation, its own attorneys' and advisors' fees, charges and disbursements), except the following costs (the "Closing Costs"), which shall be allocated between the parties as follows:

1.1.1 all Tennessee transfer and other taxes related to the transfer of the Property, which shall be paid by Buyer;

1.1.2 Escrow Agent's escrow fees and costs, which shall be paid one-half (1/2) by Seller and one-half (1/2) by Buyer; the cost of the Survey and any endorsements to the Owner's Title Policy, which shall be paid by Buyer; the cost of Owner's Title Policy (with extended coverage) (other than the cost of any endorsements ordered by Buyer and paid for by Buyer), which shall be paid by Seller up to an amount not to exceed $4,200.00; all recording fees, other than fees for releases of existing liens or encumbrances, which shall be paid by Buyer; and

7.21.6......Any  prepayment  penalties  or fees  related  to the  payoff  of any existing deed of trust or other collateral instruments, which shall be paid by Seller.

Deliveries Outside of Escrow . Seller shall deliver possession of the Property, subject only to the Leases and the other Permitted Exceptions, to Buyer upon the Closing. Further, Seller hereby covenants and agrees to deliver to Buyer, on or prior to the Closing, the following items:

Intangible Property.The Intangible Property, including, without limitation, the original Property Documents;

Personal Property . The Personal Property, including, without limitation, any and all keys, pass cards, remote controls, security codes, unlicensed computer software and other devices relating to access to the Improvements; and

                                    Omitted.

Notice to Tenants . A letter, duly executed by Seller, dated as of the Closing Date and addressed to all Tenants, informing such Tenants of the transfer of the Property and the assignment of the Leases to Buyer, together with an instruction to pay all amounts due or to become due under the Leases to Buyer (such letter shall be delivered by Seller to Buyer, and shall not be delivered directly by Seller to Tenants); and

Service Contracts Notice . A letter to all of the vendors of the Service Contracts, duly executed by Seller, dated as of the Closing Date and addressed to the Service Contract vendors, informing such vendors of either the assignment to Buyer or the termination, as determined pursuant to paragraph 5.4 hereof, of the Service Contracts.

SELLER'S REPRESENTATIONS AND WARRANTIES.

Seller represents and warrants to and agrees with Buyer, as of the Execution Date and as of the Closing Date, as follows: Due Organization . Seller is a limited partnership, duly organized and existing in good standing under the laws of the State of Tennessee.

Seller's Authority; Validity of Agreements . Seller has full right, power and authority to sell the Property to Buyer as provided in this Agreement and to carry out its obligations hereunder. The individual(s) executing this Agreement and the instruments referenced herein on behalf of Seller have the legal power, right and actual authority to bind Seller to the terms hereof and thereof. This Agreement is, and all other instruments, documents and agreements to be executed and delivered by Seller in connection with this Agreement shall be, duly authorized, executed and delivered by Seller and shall be valid, binding and enforceable obligations of Seller (except as enforcement may be limited by bankruptcy, insolvency or similar laws) and do not, and as of the Closing Date will not, violate any provisions of any agreement or judicial order to which Seller is a party or to which Seller or the Property is subject.

Leases. Subject to the terms of Section 10.2 hereof, the schedule attached hereto as Exhibit "H" is in all material respects a true, correct and complete list of all of the Leases currently in effect. Other than the Leases (together with all amendments, modifications and guarantees thereof), Seller has not directly entered into any leases or subleases of the Property.

Contracts . Subject to the terms of Section 10.2 hereof, except as set forth on the schedule attached hereto as Exhibit "D", neither Seller nor any of its agents has executed any service, maintenance, repair, management, supply or other contracts (including, without limitation, any service contracts) affecting the Property which would be binding on Buyer subsequent to the Closing.

Violations of Laws . To "Seller's Knowledge" (as hereinafter defined), Seller has not received any written notices of (a) any material violations of any laws, ordinances, orders or requirements of any governmental authority, agency or officer having jurisdiction against or affecting the Property, which have not previously been complied with, or (b) the failure of Seller to maintain in full force and effect any governmental licenses, permits or consents which are required with respect to the Property.

Litigation . To Seller's Knowledge, (a) there are no actions, investigations, suits or proceedings (other than tax appeals or protests) pending or threatened that have a material adverse effect on the Property, or the ownership or operation thereof, and (b) there are no judgments, orders, awards or decrees currently in effect against Seller with respect to the ownership or operation of the Property which have not been fully discharged prior to the Execution Date.

Zoningand Condemnation . To Seller's Knowledge, there are no pending proceedings to alter or restrict the zoning or other use restrictions applicable to the Property, or to condemn all or any portion of the Property by eminent domain proceedings or otherwise.

Seller'sKnowledge . As used herein, the term "Seller's Knowledge" shall mean the actual knowledge, without any investigation or inquiry, of Harry Alcock, Senior Vice President, or Linda Mills, Regional Property Manager.

Survival . All of the representations, warranties and agreements of Seller set forth in this Agreement shall be true upon the Execution Date, shall be deemed to be repeated at and as of the Closing Date (except as otherwise set forth in writing to Buyer) and shall survive the delivery of the Deed and the Closing for a period of six (6) months.

BUYER'S REPRESENTATIONS AND WARRANTIES.

Buyer represents and warrants to Seller, as of the Execution Date and as of the Closing Date, as follows:

Due Organization . Buyer is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Tennessee.

Buyer's Authority; Validity of Agreements . Buyer has full right, power and authority to purchase and acquire the Property from Seller as provided in this Agreement and to carry out its obligations hereunder. The individual(s) executing this Agreement and the instruments referenced herein on behalf of Buyer have the legal power, right and actual authority to bind Buyer to the terms hereof and thereof. This Agreement is, and all instruments, documents and agreements to be executed and delivered by Buyer in connection with this Agreement shall be, duly authorized, executed and delivered by Buyer and shall be valid, binding and enforceable obligations of Buyer (except as enforcement may be limited by bankruptcy, insolvency or similar laws) and do not, and as of the Closing Date will not, violate any provision of any agreement or judicial order to which Buyer is a party or to which Buyer is subject.

Survival . All of the representations, warranties and agreements of Buyer set forth in this Agreement shall be true upon the Execution Date, shall be deemed to be repeated at and as of the Closing Date (except as otherwise set forth in writing to Seller) and shall survive the delivery of the Deed and the Closing for a period of six (6) months.


ADDITIONAL COVENANTS AND AGREEMENTS.


As-Is. THE PARTIES HEREBY ACKNOWLEDGE AND AGREE AS FOLLOWS: (A) BUYER IS A SOPHISTICATED PURCHASER WHO IS FAMILIAR WITH THIS TYPE OF PROPERTY; (B) EXCEPT AS MAY BE SPECIFICALLY SET FORTH IN THIS AGREEMENT OR THE DOCUMENTS REQUIRED TO BE DELIVERED BY SELLER TO BUYER PURSUANT HERETO, NEITHER SELLER NOR ANY OF ITS AGENTS, REPRESENTATIVES, BROKERS, OFFICERS, DIRECTORS, SHAREHOLDERS, OR EMPLOYEES HAS MADE OR WILL MAKE ANY REPRESENTATIONS OR WARRANTIES OF ANY KIND WHATSOEVER, WHETHER ORAL OR WRITTEN, EXPRESS OR IMPLIED, WITH RESPECT TO THE PROPERTY; AND (C) EXCEPT AS MAY BE SPECIFICALLY SET FORTH IN THIS AGREEMENT OR THE DOCUMENTS REQUIRED TO BE DELIVERED BY SELLER TO BUYER PURSUANT HERETO, THE PROPERTY IS BEING SOLD TO BUYER IN ITS PRESENT "AS IS, WHERE IS" CONDITION "WITH ALL FAULTS." SUBJECT TO THE TERMS HEREOF, BUYER WILL BE AFFORDED THE OPPORTUNITY TO MAKE ANY AND ALL INSPECTIONS OF THE PROPERTY AND SUCH RELATED MATTERS AS BUYER MAY REASONABLY DESIRE AND, ACCORDINGLY, EXCEPT AS MAY BE SPECIFICALLY SET FORTH IN THIS AGREEMENT OR THE DOCUMENTS REQUIRED TO BE DELIVERED BY SELLER TO BUYER PURSUANT HERETO, BUYER WILL RELY ON ITS OWN DUE DILIGENCE AND INVESTIGATIONS IN PURCHASING THE PROPERTY.

Changes in Conditions. If, prior to the Closing, Seller becomes aware that any representation or warranty set forth in this Agreement which was true and correct on the Execution Date has become incorrect due to changes in conditions outside of the control of Seller or the discovery by Seller of information of which Seller was unaware on the Execution Date, the same shall not constitute a breach by Seller of any of its representations or warranties set forth herein or be deemed to be a default by Seller in its obligations under this Agreement, but Seller shall promptly notify Buyer thereof and the representations and warranties set forth herein which are to be remade and reaffirmed by Seller at the Closing shall be supplemented by such new information.

RISK OF LOSS.

Condemnation . If, prior to the Closing, all or any "Material Portion" (as hereinafter defined) of the Property is taken by condemnation or eminent domain (or is the subject of a pending or contemplated taking which has not been consummated), Seller shall immediately notify Buyer of such fact. In such event, Buyer shall have the option to terminate this Agreement upon written notice to Seller given not later than thirty (30) days after receipt of such notice from Seller. Upon such termination, Escrow Agent shall return the Deposit to Buyer, less the Independent Contract Consideration (which Escrow Agent shall deliver to Seller), the parties shall equally share the cancellation charges of Escrow Agent and Title Company, if any, and neither party shall have any further rights or obligations hereunder, other than pursuant to any provision hereof which expressly survives the termination of this Agreement. Buyer shall have no right to terminate this Agreement as a result of any taking of any portion of the Property that is not a Material Portion. If Buyer does not elect or has no right to terminate this Agreement, Seller shall assign and turn over to Buyer, and Buyer shall be entitled to receive and keep, all awards for the taking by condemnation and Buyer shall be deemed to have accepted the Property subject to the taking without reduction in the Purchase Price. As used herein, the term "Material Portion" shall mean any portion having a value in excess of $200,000.00.

Casualty . Prior to the Closing and notwithstanding the pendency of this Agreement, the entire risk of loss or damage by earthquake, hurricane, tornado, flood, landslide, fire or other casualty shall be borne and assumed by Seller. If, from and after the Execution Date and prior to the Closing, any "Material Damage" (as hereinafter defined) occurs to any portion of the Property as a result of any earthquake, hurricane, tornado, flood, landslide, fire or other casualty, Seller shall immediately notify Buyer of such fact. In such event, Buyer shall have the option to terminate this Agreement in the same manner as provided in Section 11.1 above upon written notice to Seller given not later than thirty (30) days after receipt of any such notice from Seller. Buyer shall have no right to terminate this Agreement as a result of any damage or destruction of any portion of the Property that does not constitute Material Damage. If Buyer does not elect or has no right to terminate this Agreement, Seller shall assign and turn over, and Buyer shall be entitled to receive and keep, all insurance proceeds payable with respect to such damage or destruction (which shall then be repaired or not at Buyer's option and cost) and the parties shall proceed to the Closing pursuant to the terms hereof without modification of the terms of this Agreement, except that Buyer shall receive a credit at Closing in the amount of up to $5,000.00 for any actual deductible amounts required under such insurance policies. If Buyer does not elect or has no right to terminate this Agreement by reason of any casualty, Buyer shall have the right to participate in any adjustment of theinsurance claim. As used herein, the term "Material Damage" shall mean damage or destruction the cost of repair of which exceeds $200,000.

REMEDIES.

Liquidated Damages . IN THE EVENT THAT THE ESCROW AND THIS TRANSACTION FAIL TO CLOSE AS A RESULT OF THE DEFAULT OF BUYER IN THE PERFORMANCE OF ITS OBLIGATIONS UNDER THIS AGREEMENT, BUYER AND SELLER AGREE THAT SELLER'S ACTUAL DAMAGES WOULD BE IMPRACTICABLE OR EXTREMELY DIFFICULT TO FIX. THE PARTIES THEREFORE AGREE THAT IN THE EVENT THAT THE ESCROW AND THIS TRANSACTION FAIL TO CLOSE AS A RESULT OF THE DEFAULT OF BUYER IN THE PERFORMANCE OF ITS OBLIGATIONS HEREUNDER, SELLER, AS SELLER'S SOLE AND EXCLUSIVE REMEDY, IS ENTITLED TO LIQUIDATED DAMAGES IN THE AMOUNT OF THE DEPOSIT. IN THE EVENT THAT THE ESCROW FAILS TO CLOSE AS A RESULT OF BUYER'S DEFAULT, THEN (A) THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF BUYER AND SELLER HEREUNDER AND THE ESCROW CREATED HEREBY SHALL TERMINATE, (B) ESCROW AGENT SHALL, AND IS HEREBY AUTHORIZED AND INSTRUCTED TO, RETURN PROMPTLY TO BUYER AND SELLER ALL DOCUMENTS AND INSTRUMENTS TO THE PARTIES WHO DEPOSITED THE SAME, (C) ESCROW AGENT SHALL DELIVER THE DEPOSIT TO SELLER PURSUANT TO SELLER'S INSTRUCTIONS, AND THE SAME SHALL BE THE FULL, AGREED AND LIQUIDATED DAMAGES, AND (D) ALL TITLE FEES, CHARGES AND EXPENSES AND ESCROW CANCELLATION CHARGES, IF ANY, SHALL BE CHARGED TO BUYER; PROVIDED, HOWEVER, THAT THE FOREGOING SHALL NOT LIMIT SELLER'S RIGHTS OR REMEDIES WITH RESPECT TO (1) THE OBLIGATIONS OF BUYER UNDER SECTIONS 4, 13 AND 14.16 HEREOF AND (2) THOSE RIGHTS AND OBLIGATIONS THAT, BY THEIR TERMS, SURVIVE THE TERMINATION OF THIS AGREEMENT. SELLER AND BUYER ACKNOWLEDGE THAT THEY HAVE READ AND UNDERSTAND THE PROVISIONS OF THIS SECTION 12, AND BY THEIR EXECUTION OF THIS AGREEMENT AGREE TO BE BOUND BY ITS TERMS.

Default by Seller . IN THE EVENT THAT THE CLOSING FAILS TO OCCUR AS A RESULT OF THE DEFAULT OF SELLER IN THE PERFORMANCE OF ITS OBLIGATIONS UNDER THIS AGREEMENT, THEN, UPON NOTICE BY BUYER TO SELLER AND ESCROW AGENT TO THAT EFFECT,
(A) ESCROW AGENT SHALL RETURN THE DEPOSIT TO BUYER, LESS THE INDEPENDENT CONTRACT CONSIDERATION (WHICH ESCROW AGENT SHALL DELIVER TO SELLER), AND (B) BUYER SHALL, AS ITS SOLE REMEDY, ELECT TO EITHER (I) TERMINATE THIS AGREEMENT, IN WHICH EVENT SELLER SHALL REIMBURSE BUYER FOR ITS REASONABLE OUT-OF-POCKET EXPENSES (INCLUDING, WITHOUT LIMITATION, REASONABLE ATTORNEYS' FEES, CHARGES AND DISBURSEMENTS) INCURRED IN CONNECTION WITH THE NEGOTIATION OF THIS AGREEMENT AND BUYER'S DUE DILIGENCE EFFORTS (PROVIDED THAT THE AMOUNT OF SUCH REIMBURSEMENT SHALL NOT EXCEED $10,000.00) OR (II) SEEK THE SPECIFIC PERFORMANCE OF THIS AGREEMENT. NOTWITHSTANDING ANYTHING TO THE CONTRARY CONTAINED HEREIN, SELLER SHALL NOT BE IN DEFAULT WITH RESPECT TO ANY OF ITS OBLIGATIONS HEREUNDER UNLESS AND UNTIL (Y) IT RECEIVES WRITTEN NOTICE FROM BUYER SPECIFYING SUCH DEFAULT AND
(Z) IT FAILS TO CURE SUCH DEFAULT WITHIN FIVE (5) BUSINESS DAYS AFTER RECEIPT OF SUCH NOTICE.

BROKERS

      Buyer and Seller each hereby represent, warrant to and agree with each other that it has not had, and shall not have, any dealings with any third party to whom the payment of any broker's fee, finder's fee, commission or other similar compensation ("Commission") shall or may become due or payable in connection with the transaction contemplated hereby, other than CB Richard Ellis, 5851 Ridge Bend Road, Memphis, Tennessee (the "Broker"). Seller hereby agrees to pay any Commission due and payable to the Broker in connection with the transaction contemplated hereby pursuant to its separate agreement with the Broker. Seller shall indemnify, defend, protect and hold Buyer harmless from and against any and all Claims incurred by Buyer by reason of any breach or inaccuracy of the representation, warranty and agreement of Seller contained in this Section 13. Buyer shall indemnify, defend, protect and hold Seller harmless from and against any and all Claims incurred by Seller by reason of any breach or inaccuracy of the representation, warranty and agreement of Buyer contained in this Section 13. The provisions of this Section 13 shall survive the Closing or earlier termination of this Agreement.

MISCELLANEOUS PROVISIONS.

Governing Law . This Agreement and the legal relations between the parties hereto shall be governed by and construed and enforced in accordance with the laws of the State of Tennessee, without regard to its principles of conflicts of law.

Entire Agreement . This Agreement, including the exhibits attached hereto, constitutes the entire agreement between Buyer and Seller pertaining to the subject matter hereof and supersedes all prior agreements, understandings, letters of intent, negotiations and discussions, whether oral or written, of the parties, and there are no warranties, representations or other agreements, express or implied, made to either party by the other party in connection with the subject matter hereof except as specifically set forth herein or in the documents delivered pursuant hereto or in connection herewith.

Modification; Waiver . No supplement, modification, waiver or termination of this Agreement shall be binding unless executed in writing by the party to be bound thereby. No waiver of any provision of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

Notices . All notices, consents, requests, reports, demands or other communications hereunder (collectively, "Notices") shall be in writing and may be given personally, by registered or certified mail, by telecopy or by Federal Express (or other reputable overnight delivery service) as follows:

To Buyer:         ......Overlook Apartments Partnership
                  ......Post Office Box 40088
                        Memphis, Tennessee 38174-0087
                        Attention:  John K. Burnette, Jr.
                  ......Telephone:  (901) 213-3555
                  ......Telecopy:    (901) 213-9097


With A Copy To:   ......R. Hunter Humphreys, Esq.
                  ......Glankler Brown, PLLC
                        Suite 1700
                        One Commerce Square
                        Memphis, Tennessee  38103
                        Telephone:  (901) 525-1322
                  ......Telecopy:  (901) 525-2389


To Seller:              Overlook Associates, Ltd.
                        c/o AIMCO Properties, L.P.
                  ......1873 South Bellaire Street, 17th Floor
                        Denver, Colorado  80222-4348
                        Attention:  Mr. Harry Alcock
                        Telephone:  (303) 759-8600
                        Telecopy:  (303) 759-3226

and to:           ......      Overlook Associates, Ltd.
                        c/o AIMCO Properties, L.P.
                        18350 Mt. Langley Avenue, Suite 220
                        Fountain Valley, California  92708
                        Attention:  Mr. Peter K. Kompaniez
                        Telephone:  (714) 593-1723
                        Telecopy:  (714) 593-1603


With A Copy To:   ......Powell, Goldstein, Frazer & Murphy LLP
                        Suite 1600
                        191 Peachtree Street, N.E.
                        Atlanta, Georgia  30303
                        Attention:  Gregory Chait, Esq.
                        Telephone:  (404) 572-6600
                        Telecopy:  (404) 572-6999

To Escrow Agent:  ......Chicago Title Insurance Company
                        6060 Poplar Avenue

                  ......Suite LL37
                        Memphis, TN 38119
                        Attention:  Bernie Norris
                        Telephone:  (901) 821-0303
                        Telecopy:  (901) 821-0400

or to such other address or such other person as the addressee party shall have last designated by notice to the other party. All Notices shall be deemed to have been given when received. All Notices given by telecopy shall be followed by the delivery of a hard copy of such Notice, provided that such Notice shall be deemed to have been given when received by telecopy.

Expenses . Subject to the provision for payment of the Closing Costs in accordance with the terms of Section 7.6 hereof and any other provision of this Agreement, whether or not the transaction contemplated by this Agreement shall be consummated, all fees and expenses incurred by any party hereto in connection with this Agreement shall be borne by such party.

Assignment . Except for sole assignment of all of Buyer's interest under this Agreement to a limited liability partnership or limited liability company controlled by David L. Shores and John K. Burnette, Jr., neither all nor any portion of either party's interest under this Agreement may be sold, assigned, encumbered, conveyed, or otherwise transferred, whether directly or indirectly, voluntarily or involuntarily, or by operation of law or otherwise (including, without limitation, by a transfer of interests in such party) (collectively, a "Transfer"), without the prior written consent of the other party hereto, which consent may be granted or denied in its sole and absolute discretion. Any attempted Transfer without such consent shall be null and void. No Transfer, whether with or without consent, shall operate to release the party having the right to Transfer or requesting a Transfer or alter such party's primary liability to perform its obligations under this Agreement.

Severability . Any provision or part of this Agreement which is invalid or unenforceable in any situation in any jurisdiction shall, as to such situation and such jurisdiction, be ineffective only to the extent of such invalidity and shall not affect the enforceability of the remaining provisions hereof or the validity or enforceability of any such provision in any other situation or in any other jurisdiction.

Successors and Assigns; Third Parties . Subject to and without waiver of the provisions of Section 14.6 hereof, all of the rights, duties, benefits, liabilities and obligations of the parties shall inure to the benefit of, and be binding upon, their respective successors and assigns. Except as specifically set forth or referred to herein, nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity, other than the parties hereto and their successors or permitted assigns, any rights or remedies under or by reason of this Agreement.

Counterparts . This Agreement may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

Headings . The Section headings of this Agreement are for convenience of reference only and shall not be deemed to modify, explain, restrict, alter or affect the meaning or interpretation of any provision hereof.

 Time of Essence . TIME IS AND SHALL BE OF THE ESSENCE WITH RESPECT TO ALL MATTERS CONTEMPLATED BY THIS AGREEMENT.

Further Assurances . In addition to the actions recited herein and contemplated to be performed, executed, and/or delivered by Seller and Buyer, Seller and Buyer agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered at the Closing or after the Closing any and all such further acts, instruments, deeds and assurances as may be reasonably required to consummate the transaction contemplated hereby.

Numberand Gender . Whenever the singular number is used, and when required by the context, the same includes the plural, and the masculine gender includes the feminine and neuter genders.

Construction . This Agreement shall not be construed more strictly against one party hereto than against any other party hereto merely by virtue of the fact that it may have been prepared by counsel for one of the parties.

Exhibits . All exhibits attached hereto are hereby incorporated by reference as though set out in full herein.

Attorneys' Fees . In the event that either party hereto brings an action or proceeding against the other party to enforce or interpret any of the covenants, conditions, agreements or provisions of this Agreement, the prevailing party in such action or proceeding shall be entitled to recover all costs and expenses of such action or proceeding, including, without limitation, attorneys' fees, charges, disbursements and the fees and costs of expert witnesses.

Business Days . As used herein, the term "Business Day" shall mean a day that is not a Saturday, Sunday or legal holiday. In the event that the date for the performance of any covenant or obligation under this Agreement shall fall on a Saturday, Sunday or legal holiday, the date for performance thereof shall be extended to the next Business Day.

Early Termination . In the event that this Agreement is terminated pursuant to the terms hereof, this Agreement and all of the provisions hereof shall be of no further force or effect and neither party shall have any further rights or obligations hereunder, other than pursuant to any provision hereof which expressly survives the termination of this Agreement.

Waiver of Known Defaults . Notwithstanding anything to the contrary contained herein, in the event that either party hereto has actual knowledge of the default of the other party (a "Known Default"), but nonetheless elects to consummate the transaction contemplated hereby and proceeds to Closing, then the rights and remedies of the non-defaulting party shall be waived with respect to any such Known Default upon the Closing and the defaulting party shall have no liability with respect thereto.

Section 1031 Exchange . Seller may consummate the sale of the Property as part of a like-kind exchange (an "Exchange") intended to qualify under ss. 1031 of the Internal Revenue Code of 1986, as amended, provided that: (a) the Closing shall neither be delayed nor affected by reason of an Exchange; (b) Seller shall effect an Exchange through an assignment of this Agreement, and its rights under this Agreement, to a qualified intermediary; and (c) Buyer shall not be required to take an assignment of the agreement relating to the exchange property, be required to acquire or hold title to any real property or incur any cost or expense for purposes of consummating an Exchange.

15. Certain Interim Covenants Of Seller.. Until the Closing Date or the sooner termination of this Agreement:

15.1 Seller shall maintain the Property in the same manner as prior hereto pursuant to its normal course of business.

15.2 Except for (i) service contracts Seller enters into in the ordinary course of business upon terms which are commercially reasonable for similar properties in comparable locations, or (ii) service contracts which are cancelable upon thirty (30) days prior written notice, Seller shall not enter into any additional service contracts or other agreements affecting the Property without the prior consent of Buyer. In no event shall Seller enter into additional Tenant Leases which include rent concessions for any period after Closing or provide for rents at lesser amounts or for less favorable terms than are available to current tenants of similar rental space in the Property without Buyer's prior written consent.

15.3 Seller shall maintain its existing insurance policies for the Property, including casualty and all risk coverage in an amount equal to replacement value, through the Closing Date.

15.4 Seller shall (a) make all payments of interest and principal and, if applicable, tax escrow, insurance escrow and other amounts required under any existing encumbrances coming due thereunder prior to the Closing, in accordance with the terms thereof, and (b) otherwise comply with all of the terms and provisions of the existing encumbrances, and shall not seek or accept any waivers or extensions of time for payment or performance thereunder.

                           [EXECUTION ON FOLLOWING PAGE]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                  ......      BUYER:

                              OVERLOOK APARTMENTS PARTNERSHIP,
                              A Tennessee general partnership,
                  ......

                              By:
                  ......            John K. Burnette, Managing Partner




                              SELLER:

                              OVERLOOK ASSOCIATES, LTD.,
                  ......      a Georgia limited partnership

                              By:   CCP/IV Residential GP, L.L.C., a South
                                    Carolina limited liability company,
                                    its general partner



                                    By:                           _
                                          Name: Harry Alcock
                                          Title:      Senior Vice-President

ESCROW AGENT:

The undersigned Escrow Agent hereby accepts the foregoing Purchase and Sale Agreement and Joint Escrow Instructions and agrees to act as Escrow Agent under this Agreement in strict accordance with its terms.

CHICAGO TITLE INSURANCE COMPANY



By:   _______________________________
      Name:
      Title:

LIST OF EXHIBITS

EXHIBIT "A"       ......LAND PARCEL

EXHIBIT "B"             DEED

EXHIBIT "C"             PERSONAL PROPERTY

EXHIBIT "D"       ......SCHEDULE OF SERVICE CONTRACTS

EXHIBIT "E"       ......ASSIGNMENT OF LEASES

EXHIBIT "F"       ......BILL OF SALE

EXHIBIT "G"       ......NON-FOREIGN AFFIDAVIT

EXHIBIT "H"             SCHEDULE OF LEASES

--------------------------------------------------------------------------------
                                   EXHIBIT "A"

THIS INSTRUMENT PREPARED BY                                 Tax Parcel No.:
AND PLEASE RETURN TO:
Jonathan Shils, Esquire
Powell, Goldstein, Frazer & Murphy
Sixteenth Floor
191 Peachtree Street, N.E.
Atlanta, GA  30303

                              SPECIAL WARRANTY DEED

      THIS INDENTURE, made and entered into this ___ day of __________, 1999, by and between OVERLOOK APARTMENTS ASSOCIATES, LTD., a Georgia limited partnership (f/k/a Overlook Associates, Ltd., a Georgia limited partnership), party of the first part, hereinafter called "Grantor,": and OVERLOOK APARTMENTS PARTNERSHIP, a Tennessee general partnership, party of the second part, hereinafter called "Grantee";

                                W I T N E S S E T H:

      That for and in consideration of Ten Dollars ($10.00) cash in hand paid, and other good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, Grantor has bargained and sold, and does hereby bargain, sell, convey and confirm unto the said Grantee the real estate, situated and being in Shelby County, Tennessee, and being more particularly described in Exhibit "A," attached hereto and made a part hereof by reference.

      TO HAVE AND TO HOLD the aforesaid real estate together with all the appurtenances and hereditaments thereunto belonging or in anywise appertaining unto the said Grantee, its successors and assigns in fee simple forever.

      This conveyance is made subject to those liens, easements, encumbrances and exceptions (collectively, the "Permitted Exceptions") listed and identified in Exhibit "B," attached hereto.

      Subject always to the Permitted Exceptions, Grantor will warrant and forever defend the title and quiet possession to the aforesaid real estate against the lawful claims of all persons claiming the same by, through or under it, but not further or otherwise.

      IN WITNESS WHEREOF, Grantor has caused this instrument to be executed by its duly-authorized officer on this the day and year first above written.

                                    Overlook Apartments Associates, Ltd.,
                                    a Georgia limited partnership

                                    By:  CCP/IV Residential GP, L.L.C.,
                                            a South Carolina limited liability
                                            company, its general partner

                                    By:    _____________________
                                           Harry Alcock
                                           Senior Vice-President







                     [Execution Continued on Following Page]

STATE OF
COUNTY OF

      Before me, ___________________________, a Notary Public in and for the State and County aforesaid, personally appeared Harry Alcock, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the Senior Vice-President of CCP/IV Residential GP, L.L.C., a South Carolina limited liability company, the general partner of Overlook Apartments Associates, Ltd., a Georgia limited partnership, the within-named bargainer, and that he as such officer executed the foregoing instrument for the purposes therein contained, by signing his name on behalf of the company as such officer.

      WITNESS my hand and seal at office, on this _____ day of ____________, 1999.

                                          Notary Public

My Commission Expires:_________________

RECORDING DATA ONLY

Property Address:                         State Tax:              $
                                          Register's Fee:                  1.00
                                          Document Fee:                    2.00
                                          Recording Fee:                _____
                                                            Total:     $

Mail Tax Bills To Overlook Apartments Partnership
of taxes):                                      T.G.


      I hereby swear of affirm that, to the best of my knowledge, information, and belief, the actual consideration for this transfer or value of the property transferred, whichever is greater, is _________________ Dollars ($____________), which amount is equal to or greater than the amount which the property transferred would command at a fair and voluntary sale.

                                          Affiant

      SUBSCRIBED and SWORN TO before me this ___ day of ___________, 1999.

                                          Notary Public

My commission expires:

                                   EXHIBIT "A"

                                       TO

                              SPECIAL WARRANTY DEED

                                   EXHIBIT "C"

                                PERSONAL PROPERTY

See attached Personal Property inventory.

                                   EXHIBIT "D"

                          SCHEDULE OF SERVICE CONTRACTS

1.    Solon Automated Services, Inc. (see attached lease)

2.    Executive Protection Service (see attached Agreement for Security Service)

3.    Memphis CATV, Inc. (see attached Agreement)

                     ASSIGNMENT OF LEASES AND SECURITY DEPOSITS

      ASSIGNMENT OF LEASES AND SECURITY DEPOSITS. THIS ASSIGNMENT OF LEASES AND SECURITY DEPOSITS ("Assignment") is made and entered into as of the ___ day of December, 1999, by and between OVERLOOK APARTMENTS ASSOCIATES, LTD., a Georgia limited partnership (f/k/a Overlook Associates, Ltd., a Georgia limited partnership) ("Assignor"), and OVERLOOK APARTMENTS PARTNERSHIP, a Tennessee general partnership ("Assignee").

                                  R E C I T A L S

      WHEREAS, Assignor, as landlord, has entered into those certain leases identified on Exhibit "A" attached hereto and incorporated herein by reference (collectively, together with all amendments, modifications, supplements, restatements and guarantees thereof, the "Leases"), for that certain property located in the City of Memphis, County of Shelby, State of Tennessee;

      WHEREAS, Assignee and Assignor have entered into that certain Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 14, 1999, together with any amendments thereto (the "Purchase Agreement"); and

      WHEREAS, the Purchase Agreement requires Assignor and Assignee to execute this Assignment.

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor and Assignee hereby agree as follows:

                                 A G R E E M E N T

1. Capitalized Terms. Unless the context otherwise requires, all capitalized terms used, but not otherwise defined herein, shall have the meanings set forth for the same in the Purchase Agreement.

2. Assignment and Assumption. Assignor hereby irrevocably assigns, sets over, transfers and conveys to Assignee all of Assignor's right, title and interest in and to (a) the Leases and (b) all unrefunded and unapplied security deposits made under the Leases, in the amounts set forth on Exhibit "A" hereto together with all accrued interest, if and to the extent required to be paid to tenants on such security deposits pursuant to the terms of the Leases (collectively, the "Security Deposits"). Assignee hereby accepts this Assignment and the rights granted herein, and Assignee hereby expressly assumes, for itself and its successors, assigns and legal representatives, the Leases and the Security Deposits and all of the obligations and liabilities, fixed and contingent, of Assignor thereunder accruing from and after the date hereof with respect to the Leases and the Security Deposits and agrees to (i) be fully bound by all of the terms, covenants, agreements, provisions, conditions, obligations and liability of Assignor thereunder, which accrue from and after the date hereof, and (ii) keep, perform and observe all of the covenants and conditions contained therein on the part of Assignor to be kept, performed and observed, from and after the date hereof.

3. Indemnification. Assignee shall indemnify, protect, defend and hold harmless Assignor from and against any and all Claims incurred by Assignor with respect to the Security Deposits assigned herein. For a period of six
     (6) months from the date hereof, Assignor shall indemnify, protect, defend and hold harmless Assignee from and against any and all Claims incurred by Assignee arising or accruing prior to the date hereof, including, without limitation, Claims for Security Deposits not delivered or credited to Assignee at Closing.

4.    General Provisions.

a. Successors. This Assignment shall inure to the benefit of, and be binding upon, the parties hereto and their respective successors and assigns.

b. Counterparts. This Assignment may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

c. Governing Law. This Assignment and the legal relations between the parties hereto shall be governed by and construed and enforced in accordance with the laws of the State of Tennessee, without regard to its principles of conflicts of law.

                           [EXECUTION ON FOLLOWING PAGE]

      IN WITNESS WHEREOF, this Assignment was made and executed as of the date first above written.

                        ASSIGNEE:

                        OVERLOOK APARTMENTS PARTNERSHIP, a Tennessee general partnership,


                       By: _______________________________

                              John K. Burnette, Managing Partner






                        ASSIGNOR:

                        OVERLOOK APARTMENTS ASSOCIATES, LTD.,
                        a Georgia limited partnership

                        By: CCP/IV Residential GP, L.L.C., a South Carolina limited liability company, its general partner



                              By:   __________________________
                                    Name: Harry Alcock
                                    Title:      Senior Vice-President

                                   EXHIBIT "A"

                               SCHEDULE OF LEASES

See attached Rent Roll as of December _____, 1999.

                     BILL OF SALE, ASSIGNMENT AND ASSUMPTION

            THIS BILL OF SALE, ASSIGNMENT AND ASSUMPTION ("Bill of Sale") is made and entered into as of the ____ day of December, 1999, by and between OVERLOOK APARTMENTS ASSOCIATES, LTD., a Georgia limited partnership (f/k/a Overlook Associates, Ltd., a Georgia limited partnership) ("Seller"), and OVERLOOK APARTMENTS PARTNERSHIP, a Tennessee general partnership ("Buyer").

                                  R E C I T A L S

            WHEREAS, Seller is the owner of that certain real property located in the City of Memphis, County of Shelby, State of Tennessee (the "Real Property"), as more particularly described on Exhibit "A" attached hereto and incorporated herein by reference;

            WHEREAS, Seller and Buyer have entered into that certain Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 14, 1999 (the "Purchase Agreement"), with respect to, among other things, the acquisition of the "Personal Property" and the "Intangible Property" (each as defined below), and certain other property; and

            WHEREAS, the Purchase Agreement requires Seller to convey all of Seller's right, title and interest in, to and under the Personal Property and the Intangible Property to Buyer.

            NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller hereby agrees as follows:

                                 A G R E E M E N T

1. Unless the context otherwise requires, all capitalized terms used, but not otherwise defined herein, shall have the meanings set forth for the same in the Purchase Agreement.

2. Seller does hereby unconditionally, absolutely, and irrevocably grant, bargain, sell, transfer, assign, convey, set over and deliver unto Buyer all of Seller's right, title and interest, if any, in and to the following, and Buyer does hereby expressly assume, for itself and its successors, assigns and legal representatives, all of Seller's obligations and liabilities, if any, fixed and contingent, arising under the following:

a. that certain tangible personal property, machinery, equipment and supplies owned by Seller and situated at the Real Property and used by Seller exclusively in connection with the use, operation, maintenance or repair of all or any portion of the Real Property as of the Closing Date, including, without limitation, all of the personal property described on [Exhibit "C"] attached to the Purchase Agreement (collectively, the "Personal Property"); and

b. that certain intangible property owned by Seller and used by Seller exclusively in connection with all or any portion of the Real Property and/or the Personal Property, including, without limitation, all of Seller's right, title and interest, if any, in and to: (i) the Service Contracts, all books, records, reports, test results, environmental assessments, if any, as-built plans, specifications and other similar documents and materials relating to the use, operation, maintenance, repair, construction or fabrication of all or any portion of the Real Property and/or the Personal Property; (ii) all rights, if any, in and to the name "Overlook Apartments;" (iii) all transferable business licenses, architectural, site, landscaping or other permits, applications, approvals, authorizations and other entitlements affecting all or any portion of the Real Property; and (iv) all transferable guarantees, warranties and utility contracts relating to all or any portion of the Real Property (collectively, the "Intangible Property" and, together with the Personal Property, the "Property").

3. Seller represents and warrants that it has good and marketable title to the Property and that Seller has full right, power and authority to sell the Property to Buyer.

4. This Bill of Sale shall inure to the benefit of, and be binding upon, the parties hereto and their respective successors and assigns.

5. This Bill of Sale may be executed in as many counterparts as may be deemed necessary and convenient, and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

6. This Bill of Sale and the legal relations between the parties hereto shall be governed by and construed and enforced in accordance with the laws of the State of Tennessee, without regard to its principles of conflicts of law.

                           [EXECUTION ON FOLLOWING PAGE]

      IN WITNESS WHEREOF, this Bill of Sale was made and executed as of the date first above written.

                              BUYER:

                              OVERLOOK APARTMENTS PARTNERSHIP,
                              A Tennessee general partnership,

                              By:   _____________________________,
                                    John K. Burnette, Managing Partner




                              SELLER:

                              OVERLOOK APARTMENTS ASSOCIATES, LTD.,
                          a Georgia limited partnership

                              By:   CCP/IV Residential GP, L.L.C., a South
                                    Carolina limited liability company,
                                    its general partner



                                    By:   __________________________
                                          Name: Harry Alcock
                                          Title:      Senior Vice-President

--------------------------------------------------------------------------------
                                              NON-FOREIGN AFFIDAVIT

1. Section 1445 of the Internal Revenue Code of 1986, as amended (the "IRC"), provides that a transferee of a United States real property interest must withhold tax if the transferor is a foreign person.

2. In order to inform Overlook Apartments Partnership, a Tennessee general partnership (the "Transferee"), that withholding of tax is not required upon the disposition by OVERLOOK APARTMENTS ASSOCIATES, LTD., a Georgia limited partnership (f/k/a Overlook Associates, Ltd., a Georgia limited partnership); (the "Transferor"), of the United States real property more particularly described on Exhibit "A" attached hereto and incorporated herein by reference (the "Property"), the undersigned Transferor certifies and declares by means of this certification, the following:

(a) The Transferor is not a foreign person, foreign corporation, foreign partnership, foreign trust or foreign estate (as such terms are defined in the IRC and the Income Tax Regulations).

(b)   The Transferor is a Georgia limited partnership.

(c)   Record title to the Property is in the name of the Transferor.

(d)   The Federal Taxpayer  Identification   Number  for  the   Transferor   is

(e)   The address for the Transferor is:

                  Overlook Apartments Associates, Ltd.
                  c/o AIMCO Properties, L.P.
                  2000 S. Colorado Blvd., Suite 2-1000
                  Denver, Colorado 80222

3. The Transferor understands that this certification may be disclosed to the Internal Revenue Service by the Transferee and that any false statement contained in this certification may be punished by fine, imprisonment or both.

Under penalties of perjury, the Transferor declares that it has carefully examined this certification and it is true, correct and complete.

      Executed this _____ day of December, 1999 at Denver, Colorado.

                        TRANSFEROR:

                        OVERLOOK APARTMENTS ASSOCIATES, LTD.,
                        a Georgia limited partnership

                        By: CCP/IV Residential GP, L.L.C., a South Carolina limited liability company, its general partner

                              By:   __________________________
                                    Name: Harry Alcock
                                    Title:      Senior Vice-President

                                   Exhibit "A"

                                LEGAL DESCRIPTION

                                   EXHIBIT "H"

                               SCHEDULE OF LEASES

See attached Rent Roll as of December 1, 1999.

                                                                   EXHIBIT 10.78

                                                                FHLMC# 002727714

                               MULTIFAMILY NOTE

                                 (MULTISTATE)

--------------------------------------------------------------------------------
US $4,775,000.00                                          As of February 2, 2000
--------------------------------------------------------------------------------


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership, the principal sum of FOUR MILLION SEVEN HUNDRED SEVENTY-FIVE THOUSAND AND 00/100 Dollars (US $4,775,000.00), with interest on the unpaid principal balance at the annual rate of __________________ percent (____%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, California 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive  monthly  installments of principal and interest,  each in
the                                   amount                                  of
___________________________________________________________________________
Dollars (US $__________________________), shall be payable on the first day of each month beginning on April 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within TEN (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to FIVE (5%) percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the ORIGINAL principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than ONE HUNDRED EIGHTY (180) days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19.  Notices.  All  notices,   demands  and  other  communications  required  or
     permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      |X |    Schedule A      Prepayment Premium (required)

      | X |   Schedule B      Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                  APARTMENT ASSOCIATES, LTD., a
                   Texas limited partnership

                  By:   CCP/IV APARTMENTS GP, L.L.C., a
                         South Carolina limited liability company,
                         Its General Partner

                        By:   CONSOLIDATED CAPITAL PROPERTIES IV, a
                              California   limited   partnership,   Its   Sole
                              and Managing Member

                        By:   CONCAP EQUITIES, INC., a Delaware corporation,
                                    Its General Partner

                                    By:
                                    Name:       Patti K. Fielding
                                    Title:           Vice President

                                   75-2470069

                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF

WITHOUT RECOURSE, AS OF THE 2ND DAY OF FEBRUARY, 2000.



ARCS COMMERCIAL MORTGAGE CO., L.P.,
 a California limited partnership

By:   ACMC REALTY, INC., a
       California corporation, Its General Partner

      By:
      Name:       Steven D. Heller
      Title:            Senior Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is ONE HUNDRED EIGHTY (180) months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,

                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the ______% U.S. Treasury Security due ______________________, as
            reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

      (b)  If  the  prepayment  is  made  after  the  expiration  of  the  Yield
Maintenance Period but more than ONE HUNDRED EIGHTY (180) days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

      So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.    Paragraph 9(c) of the Note is amended to add the following  subparagraphs
       (4) and (5):
      (4) failure by Borrower to pay the amount of the water and sewer  charges,
      taxes,  fire,  hazard  or  other  insurance  premiums,   ground  rents  in
      accordance with the terms of the Security Instrument.

                                                                   EXHIBIT 10.79

                                MULTIFAMILY NOTE

                                     (TEXAS)

FHLMC #:  002728532
US $4,710,000.00                                               February 23, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS Commercial Mortgage Co., L.P., a California limited partnership, the principal sum of Four Million Seven Hundred Ten Thousand Dollars and no/100's (US $4,710,000.00), with interest on the unpaid principal balance at the annual rate of Eight and 25/100's percent (8.25%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, CA 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Forty Thousand One Hundred Thirty Two Thousand Dollars and 29/100's (US $40,132.29), shall be payable on the first day of each month beginning on April 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      8. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or of acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 90 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

15. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      16. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      17. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

18.  Notices.  All  notices,   demands  and  other  communications  required  or
     permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      19. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      20. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      |X |    Schedule A      Prepayment Premium (required)

      |  |    Schedule B      Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

ConCap Citadel Associates, Ltd,
a Texas limited partnership

      By:   CCP/IV Citadel GP, LLC
      Its:  General Partner

            By:   Consolidated Capital Properties IV
            Its:  Sole Managing Member

                  By:   ConCap Equities, Inc.,
                  Its:  General Partner

                        By:   ________________________

                        Its:  ________________________

Borrower's Tax ID Number:  __________


PAY TO THE ORDER OF


WITHOUT RECOURSE

ARCS Commercial Mortgage Co., L. P.,
a California limited partnership
By:   ACMC Realty, Inc.,
      a California corporation
Its:  General Partner

By:   _________________________
      Kathy Millhouse
Its:  Senior Vice President

                                  SCHEDULE A

                              PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,

                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

      (b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.