Form 10-Q
period 2000-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2000-05-15
CIK 355804

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)



                                                     March 31,    December 31,
                                                        2000          1999
                                                    (Unaudited)      (Note)
Assets

   Cash and cash equivalents                        $   7,676       $  8,921
   Receivables and deposits                             1,168          2,162
   Restricted escrows                                   1,159          1,402
   Other assets                                         1,771          1,403
   Investment properties:
      Land                                             12,094         12,094
      Buildings and related personal property         122,976        122,539
                                                      135,070        134,633
      Less accumulated depreciation                  (105,086)      (104,057)
                                                       29,984         30,576
                                                    $  41,758       $ 44,464
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                 $     609       $    960
   Tenant security deposit liabilities                    508            506
   Accrued property taxes                                 810          1,284
   Distribution payable                                 3,707          4,318
   Other liabilities                                    1,433          1,287
   Mortgage notes payable                              72,542         70,997
                                                       79,609         79,352
Partners' Deficit

   General partners                                    (6,753)        (6,634)
   Limited partners (342,773 units issued and
      outstanding)                                    (31,098)       (28,254)
                                                      (37,851)       (34,888)
                                                    $  41,758      $  44,464

Note: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                               Three Months Ended
                                                    March 31,
                                                 2000       1999
Revenues:
   Rental income                               $ 6,879   $ 7,088
   Other income                                    520       463
      Total revenues                             7,399     7,551

Expenses:
   Operating                                     2,758     2,718
   General and administrative                      456       761
   Depreciation                                  1,029     1,052
   Interest                                      1,441     1,421
   Property taxes                                  496       463
      Total expenses                             6,180     6,415
Income before extraordinary item                 1,219     1,136
Extraordinary loss on early extinguishment
  of debt                                          (59)       --
Net income                                     $ 1,160   $ 1,136

Net income allocated

   to general partners (4%)                      $ 46    $    45
Net income allocated

   to limited partners (96%)                     1,114     1,091
                                               $ 1,160   $ 1,136
Per limited partnership unit:

Income before extraordinary item               $  3.41   $  3.18
Extraordinary loss on early extinguishment
  of debt                                         (.16)       --
Net income                                      $ 3.25   $  3.18

Distribution per limited partnership unit      $ 11.55   $ 25.61

            See Accompanying Notes to Consolidated Financial Statements



c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit
   at December 31, 1998               $342,773      $ (6,175)    $(17,230)   $(23,405)

Distributions to partners                   --          (366)      (8,778)     (9,144)

Net income for the three months
   ended March 31, 1999                     --            45        1,091       1,136

Partners' deficit
   at March 31, 1999                   342,773      $ (6,496)    $(24,917)   $(31,413)

Partners' deficit
   at December 31, 1999                342,773      $ (6,634)    $(28,254)   $(34,888)

Distribution to partners                    --          (165)      (3,958)     (4,123)

Net income for the three months
   ended March 31, 2000                     --            46        1,114       1,160

Partners' deficit
   at March 31, 2000                   342,773      $ (6,753)    $(31,098)   $(37,851)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               2000         1999
Cash flows from operating activities:

  Net income                                                 $  1,160     $  1,136
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                 1,029        1,052
   Amortization of loan costs                                      74           79
   Extraordinary loss on early extinguishment of debt              59           --
   Change in accounts:
      Receivables and deposits                                    772          584
      Other assets                                               (200)        (150)
      Accounts payable                                           (351)         (97)
      Tenant security deposit liabilities                           2          (10)
      Accrued property taxes                                     (474)        (572)
      Other liabilities                                           146          166

       Net cash provided by operating activities                2,217        2,188

Cash flows from investing activities:

  Property improvements and replacements                         (437)        (383)
  Net withdrawals from restricted escrows                         243          642
  Insurance proceeds                                              222           --

       Net cash provided by investing activities                   28          259

Cash flows from financing activities:

  Payments on mortgage notes payable                             (104)        (109)
  Repayment of mortgage note payable                           (7,836)          --
  Proceeds from mortgage note payable                           9,485           --
  Distribution to partners                                     (4,734)      (9,144)
  Prepayment penalties paid                                       (29)          --
  Loan costs paid                                                (272)          --

       Net cash used in financing activities                  (3,490)       (9,253)

Net decrease in cash and cash equivalents                     (1,245)       (6,806)

Cash and cash equivalents at beginning of period               8,921        13,241

Cash and cash equivalents at end of period                    $ 7,676     $  6,435

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,314,000 and $1,343,000 for the three months ended March 31, 2000 and 1999, respectively.

Distribution  payable  and  distributions  to  partners  were each  adjusted  by approximately $3,491,000 for non-cash activity for the three months ended March 31, 2000.

            See Accompanying Notes to Consolidated Financial Statements



e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

The Partnership's consolidated financial statements also include the accounts of the Partnership, its wholly-owned partnerships and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., ConCap Rivers Edge Associates, Ltd., Foothill Chimney Associates, L.P., and ConCap Stratford Associates, Ltd. Because the Partnership may remove the general partner of its 99% owned partnerships, these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)       $  375    $ 379

 Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  and operating expenses)                                           139      137

 Partnership management fee (included in general and
  administrative expenses)                                          207      555

 Loan costs (included in other assets)                               95       --

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $375,000 and $379,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $139,000 and $137,000 for the three months ended March 31, 2000 and 1999, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $207,000 and $555,000 under this provision of the Partnership Agreement to the General Partner during the three months ended March 31, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $95,000 for loan costs related to the refinancing of two of the Partnership's properties during the three months ended March 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

AIMCO and its affiliates currently own 168,262 limited partnership units in the Partnership representing approximately 49.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 49.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $7,676,000 at March 31, 2000, exceeded the Partnership's reserve requirements of approximately $2,004,000.

Note E - Distributions

During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,242,000 ($6.54 per limited partnership unit), all of which was paid to the limited partners. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared a distribution of approximately $4,123,000 (approximately $3,958,000 to the limited partners or $11.55 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,724,000 (approximately $1,655,000 to the limited partners or $5.03 per limited partnership unit) of refinance proceeds from The Apartments and Citadel Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $2,399,000 (approximately $2,304,000 to the limited partners or $6.72 per limited partnership unit) from operations. Approximately $632,000 of this distribution was paid to affiliates of the General Partner during the quarter ended March 31, 2000. The remaining $3,491,000 will be paid subsequent to March 31, 2000.

In  January  1999,  the  General  Partner   declared  and  paid  a  distribution
attributable to cash flow from operations of approximately $6,422,000 (approximately $6,165,000 or $17.99 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 or $7.62 per limited partnership unit) representing a return of capital.

Note F - Casualty Gains

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $214,000 were received during the three months ended March 31, 2000. The Managing General Partner is still negotiating with the insurance carrier and the financial impact is still being determined.

Note G - Extraordinary Loss on Early Extinguishment of Debt

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $141,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $130,000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of sixteen apartment complexes in ten states in the southeastern, western, and mid-western United States. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segments are investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                    2000                      Residential     Other      Totals
                                                        (in thousands)
Rental income                                   $ 6,879       $ --      $ 6,879
Other income                                        485           35        520
Interest expense                                  1,438            3      1,441
Depreciation                                      1,029           --      1,029
General and administrative
  expenses                                           --          456        456
Extraordinary loss on early extinguishment
  of debt                                           (59)          --        (59)
Segment profit (loss)                             1,584         (424)     1,160
Total assets                                     36,634        5,124     41,758
Capital expenditures for investment
  properties                                        437           --        437

                   1999                     Residential     Other     Totals
                                                     (in thousands)
Rental income                                 $ 7,088       $ --     $ 7,088
Other income                                      396           67       463
Interest expense                                1,417            4     1,421
Depreciation                                    1,052           --     1,052
General and administrative expenses                --          761       761
Segment profit (loss)                           1,834         (698)    1,136
Total assets                                   35,779        6,262    42,041
Capital expenditures for investment
 properties                                       383           --       383

Note I - Legal Proceedings

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

The Partnership's investment properties consist of sixteen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      The Apartments                                94%        94%
        Omaha, NE
      Arbours of Hermitage Apartments               94%        95%
        Nashville, TN
      Briar Bay Racquet Club Apartments             97%        96%
        Miami, FL
      Chimney Hill Apartments                       94%        94%
        Marietta, GA
      Citadel Apartments                            93%        95%
        El Paso, TX
      Citadel Village Apartments                    95%        97%
        Colorado Springs, CO
      Foothill Place Apartments                     95%        97%
        Salt Lake City, UT
      Knollwood Apartments                          93%        96%
        Nashville, TN
      Lake Forest Apartments                        91%        86%
        Omaha, NE
      Nob Hill Villa Apartments                     98%        93%
        Nashville, TN
      Point West Apartments                         99%        95%
        Charleston, SC
      Post Ridge Apartments                         94%        98%
        Nashville, TN
      Rivers Edge Apartments                        99%        96%
        Auburn, WA
      South Port Apartments                         97%        95%
        Tulsa, OK
      Stratford Place Apartments                    96%        91%
        Austin, TX
      Village East Apartments                       97%        98%
        Cimarron Hills, CO

The decrease in occupancy at Knollwood Apartments and Post Ridge Apartments is due to increased competition in the local market. The increase in occupancy at Lake Forest Apartments, Nob Hill Villa Apartments, Point West Apartments, Rivers Edge Apartments and Stratford Place Apartments is due to increased marketing efforts and strong local markets.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000, totaled approximately $1,160,000 as compared to net income of approximately $1,136,000 for the corresponding period of 1999. The increase in net income for the three months ended March 31, 2000, is due to a decrease in total expenses, partially offset by a decrease in total revenues and an extraordinary loss on early extinguishment of debt. Total expenses and total revenues decreased largely due to the sale of Overlook Apartments in December 1999 as discussed below. Excluding Overlook Apartment's operations, total expenses decreased and total revenues increased for the Partnership's remaining properties for the three months ended March 31, 2000.

Total expenses on the remaining properties decreased due to a decrease in general and administrative expenses partially offset by increases in operating, depreciation, property tax and interest expenses. The decrease in general and administrative expenses is due to the fact that a smaller special management fee of 9% on distributions from operations was paid during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. While there was a distribution from operations of approximately $6,432,000 during the three months ended March 31, 1999, the distribution from operations during the three months ended March 31, 2000 was approximately $2,606,000, so the special management fee paid during 2000 was lower. Operating expenses increased due primarily to increased utility expenses and reduced net insurance proceeds on casualties. In the three months ended March 31, 1999 there were several small insurance claims made and proceeds received. Fewer similar claims were made during the three months ended March 31, 2000. Depreciation expense on the remaining properties increased due to capital improvements completed during the past twelve months. Property tax expense increased due to increased assessed values at some of the Partnership's properties, as well as the timing of the receipt of the 1999 tax bills which affected the accruals recorded at March 31, 2000 and 1999. The increase in interest expense is primarily due to the new financing at Point West Apartments late in 1999 and to increased debt balances at The Apartments and Citadel Apartments due to the refinancings in February 2000.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and an increase in other income. Rental income increased due to increased average rental rates at most of the Partnership's properties, partially offset by an increase in concession costs and bad debt expenses. Other income increased primarily due to increased utility income, telephone commissions, and corporate housing income, partially offset by a decrease in interest income due to lower cash balances in interest bearing accounts and reduced security deposit forfeitures.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership held cash and cash equivalents of approximately $7,676,000, compared to approximately $6,435,000 at March 31, 1999. Cash and cash equivalents decreased approximately $1,245,000 for the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999. This net decrease was comprised of approximately $3,490,000 of cash used in financing activities partially offset by approximately $2,217,000 of cash provided by operating activities and approximately $28,000 of cash provided by investing activities. Cash used in financing activities consisted primarily of the repayment of the mortgages encumbering The Apartments and Citadel Apartments, distributions to the partners, loan costs and prepayment penalties paid and payments of principle made on the mortgages encumbering some of the Partnership's properties, partially offset by proceeds from the new loans on The Apartments and Citadel Apartments. Cash provided by investing activities consisted of net withdrawals from restricted escrows and insurance proceeds received, largely offset by property improvements and replacements and additional costs for the sale of Overlook in December 1999. The Partnership invests its working capital reserves in money market accounts.

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

The Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $5,000 on budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacement. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $61,000 for 2000 at this property which consists primarily of carpet and vinyl replacement.

Arbours of Hermitage Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $73,000 on budgeted capital improvements at the property, consisting primarily of appliance and carpet replacement. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 2000 at this property which consist primarily of structural improvements, floor covering replacement, countertop replacements, appliance replacement, and air conditioning upgrades.

Briar Bay Racquet Club Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $38,000 on budgeted capital improvements at the property, consisting primarily of electrical upgrades, elevator upgrades, other building improvements and carpet and vinyl replacement. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $81,000 for 2000 at this property which consist primarily of appliance replacements, carpet replacements, structural improvements, elevator upgrades, cabinet replacements, major landscaping, and air conditioning upgrades.

Chimney Hill Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $75,000 on budgeted capital improvements at the property, consisting primarily of roof replacements, carpet and vinyl replacements, cabinet and countertop replacements, and other building improvements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $427,000 for 2000 at this property which consist primarily of appliance replacements, plumbing upgrades, roof replacement, carpet and vinyl replacement, electrical upgrades, interior decorating, and air conditioning upgrades.

Citadel Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $27,000 for budgeted capital improvements at the property, consisting primarily of roof replacements, carpet and vinyl replacements, and other building improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $78,000 for 2000 at this property which consist primarily of carpet and vinyl replacements, air conditioning upgrades, structural improvements, appliance replacements, window covering replacements, and roof replacements.

Citadel Village Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $12,000 for budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $41,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, and appliance replacements.

Foothill Place Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $38,000 on budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacements and appliance replacements. These improvements were funded from Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $225,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, light fixture enhancements and appliance replacements.

Knollwood Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $26,000 for budgeted capital improvements at the property, consisting primarily of carpet replacement and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $239,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, air conditioning upgrades, plumbing enhancements, and appliance replacements.

Lake Forest Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $34,000 for budgeted capital improvements at the property, consisting primarily of electrical upgrades, appliance replacements, and equipment replacements. These improvements were primarily funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, and appliance replacements.

Nob Hill Villa Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $31,000 for budgeted capital improvements at the property, consisting primarily of carpet replacement, and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $178,000 for 2000 at this property which consist primarily of floor covering replacement, appliance replacements, structural improvements, cabinet replacements, and water heater upgrades.

Point West Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $8,000 for budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacement, and appliance replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $202,000 for 2000 at this property which consist primarily of carpet and vinyl replacement and interior decoration.

Post Ridge Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $17,000 for budgeted capital improvements at the property, consisting primarily of appliance replacements, carpet replacements, and roof replacements. These improvements were primarily funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $138,000 for 2000 at this property which consist primarily of carpet replacements, plumbing enhancements, appliance replacements, and air conditioning upgrades.

Rivers Edge Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $12,000 for budgeted capital improvements at the property, consisting primarily of carpet replacements, and appliance replacements. These improvements were funded from Partnership's reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $56,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, appliance replacements, and landscaping and plumbing enhancements.

South Port Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $18,000 for budgeted capital improvements at the property, consisting primarily of floor covering replacement, and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $221,000 for 2000 at this property which consists primarily of floor covering
replacements,   roof   replacements,   plumbing   enhancements,   and  appliance
replacements

Stratford Place Apartments

During the three months ended March 31, 2000, the Partnership expended approximately $23,000 for budgeted capital improvements at the property, consisting primarily of floor covering replacement, and appliance replacements. These improvements were funded from Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $69,000 for 2000 at this property which consists primarily of floor covering replacements, roof replacements, air conditioning upgrades, and maintenance equipment replacements.

Village East Apartments

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at the property. The Partnership has budgeted, but is not limited to, capital improvements of approximately $41,000 for 2000 at this property which consists of carpet and vinyl replacement, air conditioning upgrades, and major landscaping.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $72,542,000 matures at various dates between 2000 and 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $141,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $130,000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

During the three months ended March 31, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,242,000 ($6.54 per limited partnership unit), all of which was paid to the limited partners. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared a distribution of approximately $4,123,000 (approximately $3,958,000 to the limited partners or $11.55 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,724,000 (approximately $1,655,000 to the limited partners or $5.03 per limited partnership unit) of refinance proceeds from The Apartments and Citadel Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $2,399,000 (approximately $2,304,000 to the limited partners or $6.72 per limited partnership unit) from operations. Approximately $632,000 of this distribution was paid to affiliates of the General Partner during the quarter ended March 31, 2000. The remaining $3,491,000 will be paid subsequent to March 31, 2000.

 In January 1999, the General Partner declared and paid a distribution attributable to cash flow from operations of approximately $6,422,000 (approximately $6,165,000 or $17.99 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 or $7.62 per limited partnership unit) representing a return of capital.

The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $28,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $47,000.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2000 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $7,676,000 at March 31, 2000, exceeded the Partnership's reserve requirements of approximately $2,004,000.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2000, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2000.

Principal amount by expected maturity:

                                                    Long Term
                                             Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)
                           2000            $ 4,730                7.58%
                           2001                454                7.45%
                           2002                493                7.45%
                           2003              9,286                7.45%
                           2004              4,696                7.46%
                        Thereafter          52,883                7.48%
                          Total            $72,542

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

                               Date:     May 15, 2000