Form 10-Q
period 2000-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2000-08-14
CIK 355804

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)



                                                             June 30,    December 31,
                                                               2000          1999
                                                           (Unaudited)      (Note)
Assets

   Cash and cash equivalents                                 $  4,793        $ 8,921
   Receivables and deposits                                     1,649          2,162
   Restricted escrows                                           1,689          1,402
   Other assets                                                 1,762          1,403
   Investment properties:
      Land                                                     12,094         12,094
      Buildings and related personal property                 123,917        122,539
                                                              136,011        134,633
      Less accumulated depreciation                          (106,138)      (104,057)
                                                               29,873         30,576
                                                             $ 39,766      $  44,464
Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                           $   654          $ 960
   Tenant security deposit liabilities                            528            506
   Accrued property taxes                                       1,113          1,284
   Distribution payable                                           343          4,318
   Other liabilities                                              975          1,287
   Mortgage notes payable                                      74,476         70,997
                                                               78,089         79,352
Partners' Deficit

   General partners                                            (6,783)        (6,634)
   Limited partners (342,773 units issued and
      outstanding)                                            (31,540)       (28,254)
                                                              (38,323)       (34,888)
                                                             $ 39,766      $ 44,464

Note: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                    2000       1999       2000      1999

Revenues:
  Rental income                                    $ 6,905    $ 7,029   $13,784   $14,117
  Other income                                         643        560     1,163     1,023
        Total revenues                               7,548      7,589    14,947    15,140

Expenses:
  Operating                                          2,857      2,833     5,615     5,551
  General and administrative                           347        263       803     1,024
  Depreciation                                       1,052      1,049     2,081     2,101
  Interest                                           1,444      1,419     2,885     2,840
  Property taxes                                       475        487       971       950
        Total expenses                               6,175      6,051    12,355    12,466

Income before extraordinary item                     1,373      1,538     2,592     2,674
Extraordinary loss on early extinguishment
  of debt                                               (5)        --       (64)       --

Net income                                         $ 1,368    $ 1,538   $ 2,528   $ 2,674

Net income allocated to general partner (4%)            55         62       101       107
Net income allocated to limited partners (96%)       1,313      1,476     2,427     2,567

                                                   $ 1,368    $ 1,538   $ 2,528   $ 2,674
Per limited partnership unit:

  Income before extraordinary item                    3.84       4.31      7.26      7.49
  Extraordinary loss on early extinguishment
   of debt                                           (0.01)        --     (0.18)       --

Net income                                         $  3.83     $ 4.31     $ 7.08    $ 7.49

Distributions per limited partnership unit         $  5.12      $ --     $ 16.67   $ 25.61


            See Accompanying Notes to Consolidated Financial Statements

c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 1998                  $342,773       $ (6,175)   $(17,230)   $(23,405)

Distributions to partners                   --           (366)     (8,778)     (9,144)

Net income for the six months
   ended June 30, 1999                      --            107       2,567       2,674

Partners' deficit at
   June 30, 1999                       342,773       $ (6,434)   $(23,441)   $(29,875)

Partners' deficit at
   December 31, 1999                   342,773       $ (6,634)   $(28,254)   $(34,888)

Distributions to partners                   --           (250)     (5,713)     (5,963)

Net income for the six months
   ended June 30, 2000                      --            101       2,427       2,528

Partners' deficit at
   June 30, 2000                       342,773       $ (6,783)   $(31,540)   $(38,323)

            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 2,528      $ 2,674
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,081        2,101
   Amortization of loan costs                                       123          158
   Extraordinary loss on early extinguishment of debt                64           --
   Change in accounts:
      Receivables and deposits                                      300          411
      Other assets                                                  (82)        (173)
      Accounts payable                                             (306)         (46)
      Tenant security deposit liabilities                            22           --
      Accrued property taxes                                       (171)        (287)
      Other liabilities                                            (312)         163
       Net cash provided by operating activities                  4,247        5,001

Cash flows from investing activities:

  Property improvements and replacements                         (1,378)      (1,488)
  Net (deposits to) withdrawals from restricted escrows            (287)         671
  Insurance proceeds                                                213           --
       Net cash used in investing activities                     (1,452)        (817)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (227)        (222)
  Repayment of mortgage notes payable                           (10,329)          --
  Proceeds from mortgage notes payable                           14,035           --
  Distribution to partners                                       (9,938)      (9,144)
  Prepayment penalties paid                                         (30)          --
  Loan costs paid                                                  (434)          --
       Net cash used in financing activities                     (6,923)      (9,366)

Net decrease in cash and cash equivalents                        (4,128)      (5,182)

Cash and cash equivalents at beginning of period                  8,921       13,241
Cash and cash equivalents at end of period                      $ 4,793      $ 8,059

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,708,000 and $2,684,000 for the six months ended June 30, 2000 and 1999, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $343,000 for non-cash activity for the six months ended June 30, 2000.

Distributions to partners of approximately $4,318,000 were declared at December 31, 1999 and approximately $4,113,000 of this balance was paid during the six months ended June 30, 2000. The remaining balance is deferred per the Partnership Agreement.

            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $751      $765
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   and operating expenses)                                         326       286
 Partnership management fee (included in general and
   administrative expenses)                                        279       555
 Loan costs (included in other assets)                             140        --

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $751,000 and $765,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $326,000 and $286,000 for the six months ended June 30, 2000 and 1999, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $279,000 and $555,000 under this provision of the Partnership Agreement to the General Partner during the six months ended June 30, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $140,000 for loan costs related to the refinancing of three of the Partnership's properties during the six months ended June 30, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

AIMCO and its affiliates currently own 169,136 limited partnership units in the Partnership representing approximately 49.34% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 49.34% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $4,793,000 at June 30, 2000, exceeded the Partnership's reserve requirements of approximately $2,004,000.

Note E - Distributions

During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,242,000 ($6.54 per limited partnership unit), all of which was paid to the limited partners. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared and paid distributions of approximately $5,951,000 (approximately $5,713,000 to the limited partners or $16.67 per limited partnership unit) during the six months ended June 30, 2000 consisting of approximately $2,724,000 (approximately $2,615,000 to the limited partners or $7.63 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,227,000 (approximately $3,098,000 to the limited partners or $9.04 per limited partnership unit) from operations. Approximately $343,000 of the distribution from operations was payable at June 30, 2000 to the General Partner and special limited partners. Approximately $31,000 of this balance was paid subsequent to June 30, 2000. The remaining balance is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $15,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

In  January  1999,  the  General  Partner   declared  and  paid  a  distribution
attributable to cash flow from operations of approximately $6,422,000 (approximately $6,165,000 to the limited partners or $17.99 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners or $7.62 per limited partnership unit) representing a return of capital.

Note F - Casualty Gains

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $214,000 were received during the six months ended June 30, 2000. The Managing General Partner is repairing the damage and the financial impact is still being determined.

Note G - Extraordinary Loss on Early Extinguishment of Debt

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $124,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $153,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

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

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate equal to 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999. An additional $16,000 of loan costs were incurred during the six months ended June 30, 2000.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

    For the Three Months Ended June 30, 2000     Residential    Other       Totals
                                                            (in thousands)
Rental income                                      $ 6,905       $ --      $ 6,905
Other income                                           621          22         643
Interest expense                                     1,444          (3)      1,444
Depreciation                                         1,052          --       1,052
General and administrative expenses                     --         347         347
Extraordinary loss on early extinguishment
  of debt                                               (5)         --          (5)
Segment profit (loss)                                1,690        (322)      1,368


     For the Six Months Ended June 30, 2000      Residential    Other       Totals
                                                            (in thousands)
Rental income                                      $13,784       $ --      $13,784
Other income                                         1,106          57       1,163
Interest expense                                     2,885          --       2,885
Depreciation                                         2,081          --       2,081
General and administrative expenses                     --         803         803
Extraordinary loss on early extinguishment
  of debt                                              (64)         --         (64)
Segment profit (loss)                                3,274        (746)      2,528
Total assets                                        32,329       7,436      39,765
Capital expenditures for investment
  properties                                         1,378          --       1,378


    For the Three Months Ended June 30, 1999     Residential     Other       Totals
                                                           (in thousands)
Rental income                                     $ 7,029        $ --       $ 7,029
Other income                                          535           25          560
Interest expense                                    1,419           --        1,419
Depreciation                                        1,049           --        1,049
General and administrative expenses                    --          263          263
Segment profit (loss)                               1,776         (238)       1,538


     For the Six Months Ended June 30, 1999      Residential     Other       Totals
                                                            (in thousands)
Rental income                                     $14,117        $ --       $14,117
Other income                                          931           92        1,023
Interest expense                                    2,840           --        2,840
Depreciation                                        2,101           --        2,101
General and administrative expenses                    --        1,024        1,024
Segment profit (loss)                               3,606         (932)       2,674
Total assets                                       37,824        5,985       43,809
Capital expenditures for investment
  properties                                        1,488           --        1,488

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of sixteen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      The Apartments                                94%        93%
        Omaha, NE
      Arbours of Hermitage Apartments               95%        95%
        Nashville, TN
      Briar Bay Racquet Club Apartments             97%        97%
        Miami, FL
      Chimney Hill Apartments                       94%        95%
        Marietta, GA
      Citadel Apartments                            91%        94%
        El Paso, TX
      Citadel Village Apartments                    96%        98%
        Colorado Springs, CO
      Foothill Place Apartments                     95%        97%
        Salt Lake City, UT
      Knollwood Apartments                          93%        96%
        Nashville, TN
      Lake Forest Apartments                        92%        85%
        Omaha, NE
      Nob Hill Villa Apartments                     97%        93%
        Nashville, TN
      Point West Apartments                         98%        97%
        Charleston, SC
      Post Ridge Apartments                         93%        96%
        Nashville, TN
      Rivers Edge Apartments                        98%        96%
        Auburn, WA
      South Port Apartments                         97%        95%
        Tulsa, OK
      Stratford Place Apartments                    95%        93%
        Austin, TX
      Village East Apartments                       97%        98%
        Cimarron Hills, CO

The decrease in occupancy at Citadel Apartments, Knollwood Apartments, and Post Ridge Apartments is due to increased competition in the local market. The increase in occupancy at Lake Forest Apartments and Nob Hill Villa Apartments is due to increased marketing efforts and strong local markets.

Results of Operations

The Partnership's net income for the six months ended June 30, 2000, totaled approximately $2,528,000 as compared to a net income of approximately $2,674,000 for the corresponding period of 1999. The Partnership's net income for the three month period ended June 30, 2000 was approximately $1,368,000 as compared to approximately $1,538,000 for the corresponding period in 1999. The decrease in net income for the six months ended June 30, 2000, is due to a decrease in total revenues and an extraordinary loss on early extinguishment of debt partially offset by reduced total expenses. The decrease in net income for the three month period ended June 30, 2000 is due to decreased total revenues and an extraordinary loss on early extinguishment of debt as well as increased total expenses. Total revenues for both the three and six month periods as well as total expenses for the six months ended June 30, 2000 decreased largely due to the sale of Overlook Apartments in December 1999 as discussed below. Excluding Overlook Apartment's operations, total expenses and total revenues increased for the Partnership's remaining properties for the three and six months ended June 30, 2000.

Total expenses on the remaining properties increased due to an increase in operating, depreciation, property tax and interest expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due primarily to increased utility expenses, increased salary expenses, increased hazard insurance expense, and reduced net insurance proceeds on casualties. In the six months ended June 30, 1999 there were several small insurance claims made and proceeds received. Fewer similar claims were made during the six months ended June 30, 2000. Depreciation expense on the remaining properties increased due to capital improvements completed during the past twelve months. Property tax expense increased due to increased assessed values at some of the Partnership's properties, as well as the timing of the receipt of 1999 tax bills affecting the accruals recorded at June 30, 2000 and 1999. The increase in interest expense is primarily due to the new financing at Point West Apartments late in 1999 and to increased debt balances at The Apartments and Citadel Apartments due to the refinancings in February 2000. The decrease in general and administrative expenses is due to the fact that a smaller special management fee of 9% on distributions from operations was paid during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. While there was a distribution from operations of approximately $6,422,000 during the six months ended June 30, 1999, the total distributions from operations during the six months ending June 30, 2000 was approximately $3,227,000, so the special management fee was lower.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and an increase in other income. Rental income increased due to increased average rental rates partially offset by an increase in bad debt expenses at most of the Partnership's properties. Other income increased primarily due to increased utility income, telephone commissions, and cable TV income, partially offset by a decrease in laundry income and reduced security deposit forfeitures.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership held cash and cash equivalents of approximately $4,793,000, compared to approximately $8,059,000 at June 30, 1999. Cash and cash equivalents decreased approximately $4,128,000 for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999. This net decrease was comprised of approximately $6,889,000 of net cash used in financing activities and approximately $1,452,000 of cash used in investing activities, partially offset by net cash provided by operating activities of approximately $4,213,000. Cash used in financing activities consisted of the repayment of the mortgages encumbering The Apartments, Citadel Apartments, and Stratford Place Apartments, distributions to the partners, loan costs and prepayment penalties paid and payments of principal made on the mortgages encumbering some of the Partnership's properties, partially offset by proceeds from the new loans on The Apartments, Citadel Apartments, and Stratford Place Apartments. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to restricted escrows, partially offset by net insurance proceeds received. The Partnership invests its working capital reserves in money market accounts.

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

The Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $25,000 on capital improvements at the property, consisting primarily of carpet and vinyl replacement and other building improvements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $61,000 for 2000 at this property which consist primarily of carpet and vinyl replacement.

Arbours of Hermitage Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $167,000 on capital improvements at the property, consisting primarily of appliance and carpet replacement, as well as structural improvements, lighting upgrades, air conditioning upgrades, and fencing upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,525,000 for 2000 at this property which consist primarily of structural improvements, floor covering replacement, countertop replacements, appliance replacement, air conditioning upgrades, equipment and fencing upgrades.

Briar Bay Racquet Club Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $80,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of electrical upgrades, elevator upgrades, other building improvements, carpet and vinyl replacement, and plumbing upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $81,000 for 2000 at this property which consist primarily of appliance replacements, carpet replacements, structural improvements, elevator upgrades, cabinet replacements, major landscaping, and air conditioning upgrades.

Chimney Hill Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $208,000 on capital improvements at the property, consisting primarily of roof replacements, carpet and vinyl replacements, cabinet and countertop replacements, other building improvements, plumbing upgrades, and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $216,000 for 2000 at this property which consist primarily of appliance replacements, plumbing upgrades, carpet and vinyl replacement, major landscaping, and air conditioning upgrades.

Citadel Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $47,000 for capital improvements at the property, consisting primarily of roof replacements, carpet and vinyl replacements, other building improvements, and water heater upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $78,000 for 2000 at this property which consist primarily of carpet and vinyl replacements, air conditioning upgrades, structural improvements, appliance replacements, window covering replacements, and roof replacements.

Citadel Village Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $37,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $87,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, appliance replacements, plumbing upgrades, and other building improvements.

Foothill Place Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $198,000 on capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliance replacements, lighting upgrades, and water heater upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $261,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, light fixture enhancements, appliance replacements, and structural improvements.

Knollwood Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $120,000 for capital improvements at the property, consisting primarily of carpet replacement and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $499,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, air conditioning upgrades, plumbing enhancements, and appliance replacements.

Lake Forest Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $102,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of electrical upgrades, appliance replacements, equipment replacements, carpet and vinyl replacements, and water heater upgrades. These improvements were primarily funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, and appliance replacements.

Nob Hill Villa Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $62,000 for capital improvements at the property, consisting primarily of carpet replacement, appliance replacements, and water heater upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $234,000 for 2000 at this property which consist primarily of floor covering replacement, appliance replacements, structural improvements, cabinet replacements, water heater upgrades, and parking lot improvements.

Point West Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $19,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement and appliance replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $100,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, interior decoration, appliance replacements, fencing upgrades, and other building improvements.

Post Ridge Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $57,000 for capital improvements at the property, consisting primarily of appliance replacements, carpet replacements, plumbing upgrades, interior decorations, and structural improvements. These improvements were primarily funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $219,000 for 2000 at this property which consist primarily of carpet replacements, plumbing enhancements, appliance replacements, air conditioning upgrades, and interior decoration.

Rivers Edge Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $24,000 for capital improvements at the property, consisting primarily of carpet replacements, and appliance replacements. These improvements were funded from Partnership's reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, appliance replacements, and landscaping and plumbing enhancements.

South Port Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $70,000 for capital improvements at the property, consisting primarily of floor covering replacement, appliance replacements, and plumbing upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $221,000 for 2000 at this property which consist primarily of floor covering replacements, roof replacements, plumbing enhancements, and appliance replacements

Stratford Place Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $120,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of floor covering replacement, appliance replacements, fencing upgrades, interior decoration, and maintenance equipment replacement. These improvements were funded from Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $69,000 for 2000 at this property which consists primarily of floor covering replacements, roof replacements, air conditioning upgrades, maintenance equipment replacements, and other building improvements.

Village East Apartments

During the six months ended June 30, 2000, the Partnership expended approximately $42,000 for capital improvements at the property, consisting primarily of plumbing upgrades, electrical upgrades, and carpet replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $68,000 for 2000 at this property which consists of carpet and vinyl replacement and electrical and plumbing enhancements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $74,476,000 matures at various dates between 2000 and 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $124,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $153,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

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

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate equal to 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999. An additional $16,000 of loan costs were incurred during the six months ended June 30, 2000.

During the six months ended June 30, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,242,000 ($6.54 per limited partnership unit), all of which was paid to the limited partners. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared and paid distributions of approximately $5,951,000 (approximately $5,713,000 to the limited partners or $16.67 per limited partnership unit) during the six months ended June 30, 2000 consisting of approximately $2,724,000 (approximately $2,615,000 to the limited partners or $7.63 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,227,000 (approximately $3,098,000 to the limited partners or $9.04 per limited partnership unit) from operations. Approximately $343,000 of the distribution from operations was payable at June 30, 2000 to the General Partner and special limited partners. Approximately $31,000 of this balance was paid subsequent to June 30, 2000. The remaining balance is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $15,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

In  January  1999,  the  General  Partner   declared  and  paid  a  distribution
attributable to cash flow from operations of approximately $6,422,000 (approximately $6,165,000 to the limited partners or $17.99 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners or $7.62 per limited partnership unit) representing a return of capital.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2000 or subsequent periods.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $4,793,000 at June 30, 2000, exceeded the Partnership's reserve requirements of approximately $2,004,000.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2000, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2000. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2000.

Principal amount by expected maturity:

                                                     Long Term Debt
                                        Fixed Rate Debt    Average Interest Rate

                                         (in thousands)
                           2000             $ 2,158                7.57%
                           2001                 548                7.51%
                           2002                 596                7.53%
                           2003               9,398                7.53%
                           2004               4,819                7.57%
                        Thereafter           56,957                7.57%
                          Total             $74,476

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 10.80, Multifamily Note dated May 31, 2000 between Concap Stratford Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 2000.

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

                                    CONSOLIDATED CAPITAL PROPERTIES IV

                                    By:   CONCAP EQUITIES, INC.
                                          General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:

                                                                  Exhibit 10.80

                                MULTIFAMILY NOTE

                                     (TEXAS)

US $4,550,000.00                                              As of May 25, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS Commercial Mortgage Co., L.P., a California limited partnership, the principal sum of Four Million Five Hundred Fifty Thousand Dollars and no/100's (US $4,550,000.00), with interest on the unpaid principal balance at the annual rate of Eight and 480/1000's percent (8.480%).

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of Thirty Nine Thousand Four Hundred Twenty Eight Dollars and 38/100's (US $39,428.38), shall be payable on the first day of each month beginning on July 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on June 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

      |X |    Schedule B      Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

BORROWER:

ConCap Stratford Associates, Ltd.
a Texas limited partnership

By:   ConCap CCP/IV Stratford Place Properties, Inc.
Its:  General Partner

            By:   ________________________
                  Patti K. Fielding
            Its:  Vice President

--------------------------------------
Borrower's Social Security/Employer ID Number

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

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 7 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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