Form 10-Q
period 2000-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2000-11-14
CIK 355804

FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2000

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2000          1999
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  4,831        $ 8,921
   Receivables and deposits                                     1,865          2,162
   Restricted escrows                                           1,199          1,402
   Other assets                                                 1,844          1,403
   Investment properties:
      Land                                                     12,094         12,094
      Buildings and related personal property                 125,998        122,539
                                                              138,092        134,633
      Less accumulated depreciation                          (107,152)      (104,057)
                                                               30,940         30,576
                                                             $ 40,679      $  44,464
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $   426          $ 960
   Tenant security deposit liabilities                            548            506
   Accrued property taxes                                       1,462          1,284
   Distribution payable                                           402          4,318
   Other liabilities                                              975          1,287
   Mortgage notes payable                                      76,447         70,997
                                                               80,260         79,352
Partners' Deficit
   General partners                                            (6,865)        (6,634)
   Limited partners (342,773 units issued and
      outstanding)                                            (32,716)       (28,254)
                                                              (39,581)       (34,888)
                                                             $ 40,679      $  44,464

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

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                    2000       1999       2000      1999

Revenues:
  Rental income                                    $ 6,972    $ 7,194   $20,756   $21,311
  Other income                                         567        552     1,730     1,575
        Total revenues                               7,539      7,746    22,486    22,886

Expenses:
  Operating                                          2,820      2,759     8,435     8,317
  General and administrative                           484        224     1,287     1,248
  Depreciation                                       1,014        969     3,095     3,070
  Interest                                           1,483      1,435     4,368     4,268
  Property taxes                                       483        490     1,454     1,440
        Total expenses                               6,284      5,877    18,639    18,343

Income before extraordinary item                     1,255      1,869     3,847     4,543
Extraordinary loss on early extinguishment
  of debt                                               --         --       (64)       --

Net income                                         $ 1,255    $ 1,869   $ 3,783   $ 4,543

Net income allocated to general partners (4%)       $   50       $ 75     $ 151     $ 182
Net income allocated to limited partners (96%)       1,205      1,794     3,632     4,361

                                                   $ 1,255    $ 1,869   $ 3,783   $ 4,543
Per limited partnership unit:
  Income before extraordinary item                 $  3.52     $ 5.23   $ 10.78   $ 12.72
  Extraordinary loss on early extinguishment
   of debt                                              --         --     (0.18)       --

Net income                                         $  3.52     $ 5.23   $ 10.60   $ 12.72

Distributions per limited partnership unit         $  6.94     $ 3.22   $ 23.61   $ 28.83

            See Accompanying Notes to Consolidated Financial Statements

c)

                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106       $      1    $171,553    $171,554

Partners' deficit at
   December 31, 1998                   342,773       $ (6,175)   $(17,230)   $(23,405)

Distributions to partners                   --           (412)     (9,883)    (10,295)

Net income for the nine months
   ended September 30, 1999                 --            182       4,361       4,543

Partners' deficit at
   September 30, 1999                  342,773       $ (6,405)   $(22,752)   $(29,157)

Partners' deficit at
   December 31, 1999                   342,773       $ (6,634)   $(28,254)   $(34,888)

Distributions to partners                   --           (382)     (8,094)     (8,476)

Net income for the nine months
   ended September 30, 2000                 --            151       3,632       3,783

Partners' deficit at
   September 30, 2000                  342,773       $ (6,865)   $(32,716)   $(39,581)


            See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $  3,783     $ 4,543
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                    3,095       3,070
   Amortization of loan and other costs                              215         237
   Extraordinary loss on early extinguishment of debt                 64          --
   Change in accounts:
      Receivables and deposits                                       297         177
      Other assets                                                  (166)       (329)
      Accounts payable                                              (534)         41
      Tenant security deposit liabilities                             42          (3)
      Accrued property taxes                                         178         122
      Other liabilities                                             (312)        107
       Net cash provided by operating activities                   6,662       7,965

Cash flows from investing activities:
  Property improvements and replacements                          (3,459)     (2,687)
  Net withdrawals from restricted escrows                            203       1,218
       Net cash used in investing activities                      (3,256)     (1,469)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (361)       (337)
  Repayment of mortgage notes payable                            (12,224)         --
  Proceeds from mortgage notes payable                            18,035          --
  Distribution to partners                                       (12,392)    (10,295)
  Prepayment penalties paid                                          (30)         --
  Loan costs paid                                                   (524)         --
       Net cash used in financing activities                      (7,496)    (10,632)

Net decrease in cash and cash equivalents                         (4,090)     (4,136)

Cash and cash equivalents at beginning of period                   8,921      13,241
Cash and cash equivalents at end of period                      $  4,831     $ 9,105

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,167,000 and $4,021,000 for the nine months ended September 30, 2000 and 1999, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $197,000 for non-cash activity for the nine months ended September
30, 2000.

Distributions to partners of approximately  $4,318,000 were declared at December
31, 1999 and approximately $4,113,000 of this balance was paid during the nine months ended September 30, 2000. The remaining balance is deferred per the Partnership Agreement.

            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Reclassifications

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

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

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000     1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)       $1,128   $1,155
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   and operating expenses)                                          768      451
 Partnership management fee (included in general and
   administrative expenses)                                         298      555
 Loan costs (included in other assets)                              180       --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,128,000 and $1,155,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $768,000 and $451,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $298,000 and $555,000 under this provision of the Partnership Agreement to the General Partner during the nine months ended September 30, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $180,000 for loan costs related to the refinancing of four of the Partnership's properties during the nine months ended September 30, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 179,454.5 limited partnership units in the Partnership representing approximately 52.35% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 52.35% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $4,831,000 at September 30, 2000, exceeded the Partnership's reserve requirements of approximately $2,004,000.

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to $500 per apartment unit owned by the Partnership and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 241,311.5 units had voted of which 230,010.5 units had voted in favor of the amendment, 7,675 voted against the amendment and 3,626 units abstained.

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,242,000 ($6.54 per limited partnership unit), all of which was paid to the limited partners. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared distributions of approximately $8,431,000 (approximately $8,094,000 to the limited partners or $23.61 per limited partnership unit) during the nine months ended September 30, 2000 consisting of approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,442,000 (approximately $3,305,000 to the limited partners or $9.64 per limited partnership unit) from operations. Approximately $197,000 of the distribution from operations was payable at September 30, 2000 to the General Partner and special limited partners as this property is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $45,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Subsequent  to  September  30,  2000,  the General  Partner  declared and paid a
distribution   from  operations  of  approximately   $2,752,000   (approximately
$2,642,000 to the limited partners or $7.71 per limited partnership unit).

Note E - Distributions (continued)

During the nine months ended September 30, 1999, the General Partner declared and paid distributions attributable to cash flow from operations of approximately $7,573,000 (approximately $7,270,000 to the limited partners or $21.21 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners or $7.62 per limited partnership unit) representing a return of capital.

Note F - Casualty Event

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $257,000 were received during the nine months ended September 30, 2000. The Managing General Partner is repairing the damage and the financial impact is still being determined.

Note G - Mortgage Refinancings and Extraordinary Losses on Early Extinguishment of Debt

On September 1, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to a prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no extraordinary loss recognized due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $124,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000.

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

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate equal to 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999. An additional $16,000 of loan costs were incurred during the nine months ended September 30, 2000.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


 For the Three Months Ended September 30, 2000   Residential    Other       Totals
                                                            (in thousands)
Rental income                                      $ 6,972       $ --      $ 6,972
Other income                                           529          38         567
Interest expense                                     1,483          --       1,483
Depreciation                                         1,014          --       1,014
General and administrative expenses                     --         484         484
Segment profit (loss)                                1,701        (446)      1,255


  For the Nine Months Ended September 30, 2000   Residential    Other       Totals
                                                            (in thousands)
Rental income                                      $20,756       $ --      $20,756
Other income                                         1,635          95       1,730
Interest expense                                     4,368          --       4,368
Depreciation                                         3,095          --       3,095
General and administrative expenses                     --       1,287       1,287
Extraordinary loss on early extinguishment
  of debt                                              (64)         --         (64)
Segment profit (loss)                                4,975      (1,192)      3,783
Total assets                                        35,469       5,210      40,679
Capital expenditures for investment
  properties                                         3,459          --       3,459


  For the Three Months Ended September 30, 1999  Residential     Other       Totals
                                                            (in thousands)
Rental income                                     $ 7,194        $ --       $ 7,194
Other income                                          537           15          552
Interest expense                                    1,435           --        1,435
Depreciation                                          969           --          969
General and administrative expenses                    --          224          224
Segment profit (loss)                               2,078         (209)       1,869


  For the Nine Months Ended September 30, 1999   Residential     Other       Totals
                                                            (in thousands)
Rental income                                     $21,311        $ --       $21,311
Other income                                        1,468          107        1,575
Interest expense                                    4,268           --        4,268
Depreciation                                        3,070           --        3,070
General and administrative expenses                    --        1,248        1,248
Segment profit (loss)                               5,684       (1,141)       4,543
Total assets                                       39,312        5,537       44,849
Capital expenditures for investment
  properties                                        2,687           --        2,687

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of sixteen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      The Apartments                                94%        93%
        Omaha, NE
      Arbours of Hermitage Apartments               95%        96%
        Nashville, TN
      Briar Bay Racquet Club Apartments             97%        97%
        Miami, FL
      Chimney Hill Apartments                       94%        95%
        Marietta, GA
      Citadel Apartments                            92%        94%
        El Paso, TX
      Citadel Village Apartments                    96%        98%
        Colorado Springs, CO
      Foothill Place Apartments                     96%        97%
        Salt Lake City, UT
      Knollwood Apartments                          94%        96%
        Nashville, TN
      Lake Forest Apartments                        91%        87%
        Omaha, NE
      Nob Hill Villa Apartments                     96%        94%
        Nashville, TN
      Point West Apartments                         98%        96%
        Charleston, SC
      Post Ridge Apartments                         92%        96%
        Nashville, TN
      Rivers Edge Apartments                        98%        96%
        Auburn, WA
      South Port Apartments                         96%        96%
        Tulsa, OK
      Stratford Place Apartments                    95%        94%
        Austin, TX
      Village East Apartments                       97%        98%
        Cimarron Hills, CO

The decrease in occupancy at Post Ridge Apartments is due to increased competition in the local market. The increase in occupancy at Lake Forest Apartments is due to increased marketing efforts and a strong local market.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2000, totaled approximately $3,783,000 as compared to a net income of approximately $4,543,000 for the corresponding period of 1999. The Partnership's net income for the three month period ended September 30, 2000 was approximately $1,255,000 as compared to approximately $1,869,000 for the corresponding period in 1999. The decrease in net income for the nine months ended September 30, 2000, is due to an increase in total expenses, an extraordinary loss on early extinguishments of debt recognized in 2000 and a decrease in total revenues. The decrease in net income for the three months ended September 30, 2000 is due to an increase in total expense and a decrease in total revenues. Total revenues for both the three and nine month periods ended September 30, 2000, decreased largely due to the sale of Overlook Apartments in December 1999. Excluding Overlook Apartments' operations, total revenues and total expenses increased for the Partnership's remaining properties for the three and nine months ended September 30, 2000.

Total expenses on the remaining properties increased due to an increase in operating, interest, depreciation, and property tax expenses as well as an increase in general and administrative expenses. Operating expenses increased primarily due to reduced net insurance proceeds on casualties, increased utility charges, and increased salary expenses. In the nine months ended September 30, 1999, there were several small insurance claims made and proceeds received with one notable one at Nob Hill Villa Apartments. Fewer similar claims were made during the nine months ended September 30, 2000 at various Partnership properties. The increase in interest expense is primarily due to the new financing at Point West Apartments late in 1999 and due to increased debt balances at The Apartments, Stratford Place, Rivers Edge, and Citadel Apartments due to refinancings in 2000. Depreciation expense on the remaining properties increased due to capital improvements completed during the past twelve months. Property tax expense increased due to increased assessed values at some of the Partnership's properties, as well as the timing of the receipt of 1999 tax bills effecting the accruals recorded at September 30, 2000 and 1999. The increase in general and administrative expense is primarily due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. This increase was partially offset by smaller special management fee of 9% on distributions from operations being paid during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, as distributions from operations decreased.

Total revenues for the remaining properties increased due to an increase in rental income and an increase in other income. Rental income increased due to increased average rental rates at most of the Partnership's properties and utility reimbursements partially offset by an increase in bad debt expenses at most of the Partnership's properties and decreases in occupancy at eight of the investment properties. Other income increased primarily due to increased telephone income, various tenant charges, and interest income due to an increase in average cash balances held in interest bearing accounts partially offset by a decrease in laundry income.

Also included in general and administrative expenses for the nine months ended September 30, 2000 and 1999, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership held cash and cash equivalents of approximately $4,831,000, compared to approximately $9,105,000 at September 30, 1999. Cash and cash equivalents decreased approximately $4,090,000 for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999. This net decrease was comprised of approximately $7,496,000 of net cash used in financing activities and approximately $3,256,000 of cash used in investing activities, partially offset by net cash provided by operating activities of approximately $6,662,000. Cash used in financing activities consisted of the repayment of the mortgages encumbering The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments,
distributions to the partners, loan costs and prepayment penalties paid and payments of principal made on the mortgages encumbering some of the Partnership's properties, partially offset by proceeds from the new loans on The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

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

The Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $47,000 on capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning replacements, and major landscaping. These improvements were funded from Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $61,000 for 2000 at this property which consist primarily of carpet and vinyl replacement.

Arbours of Hermitage Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $738,000 on capital improvements at the property, consisting primarily of structural improvements, construction in progress, and floor covering and appliance replacement. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,525,000 for 2000 at this property which consist primarily of structural improvements, appliance replacement, fencing upgrades, and floor covering replacement.

Briar Bay Racquet Club Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $109,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of plumbing upgrades, carpet and vinyl replacement, and other building improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $134,000 for 2000 at this property which consist primarily of structural improvements, carpet replacements, and elevator upgrades.

Chimney Hill Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $320,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of counter top replacement, plumbing replacements, floor covering replacement, roof replacement, electrical upgrades, and structural upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $216,000 for 2000 at this property which consist primarily of appliance replacements, plumbing upgrades, carpet and vinyl replacement, major landscaping, and air conditioning upgrades.

Citadel Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $80,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of roof replacements, carpet replacements, and water heater upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $78,000 for 2000 at this property which consist primarily of carpet replacement, appliance replacements, structural improvements, and air conditioning upgrades.

Citadel Village Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $104,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of plumbing upgrades and carpet and vinyl replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $103,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, other building improvements, and plumbing upgrades.

Foothill Place Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $337,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of lighting upgrades, appliance and carpet and vinyl replacements, air conditioning replacements, structural improvements, and water heater upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $329,000 for 2000 at this property which consist primarily of light fixture enhancements, carpet and vinyl replacement, structural improvements, and appliance replacements.

Lake Forest Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $183,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of carpet and vinyl replacement and water heater replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 2000 at this property which consist primarily of carpet and vinyl replacement and appliance replacements.

Knollwood Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $438,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of appliance replacements, plumbing upgrades, and carpet and vinyl replacement. These improvements were primarily funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $499,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, appliance replacements, and air conditioning replacements.

Nob Hill Villa Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $156,000 for capital improvements at the property, consisting primarily of floor covering replacement and appliance replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $234,000 for 2000 at this property which consist primarily of appliance replacements, floor covering replacement, and structural improvements.

Point West Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $38,000 for capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliance replacements, and air conditioning replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $100,000 for 2000 at this property which consist primarily of carpet and vinyl replacement, appliance replacements, and air conditioning replacements.

Post Ridge Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $237,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of plumbing upgrades, carpet replacements, appliance replacements, structural improvements, and interior decorations. These improvements were primarily funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $219,000 for 2000 at this property which consist primarily of interior decoration, plumbing enhancements, carpet replacements, appliance replacements, and air conditioning upgrades.

Rivers Edge Apartments

During the nine months  ended  September  30,  2000,  the  Partnership  expended approximately $42,000 for capital improvements at the property, consisting primarily of carpet replacements and appliance replacements. These improvements were funded from Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 2000 at this property which consist primarily of appliance replacements, plumbing enhancements, and carpet and vinyl replacement.

South Port Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $341,000 for budgeted and non-budgeted capital improvements at the property, consisting primarily of roof replacements, floor covering replacement, plumbing upgrades, and appliance replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $221,000 for 2000 at this property which consist primarily of appliance replacements, plumbing enhancements, floor covering replacements, and roof replacements.

Stratford Place Apartments

During the nine months ended September 30, 2000, the Partnership expended approximately $224,000 for budgeted and non-budgeted capital improvements at the property consisting primarily of fencing upgrades, floor covering replacement, appliance replacements, and roof replacement. These improvements were funded from operating cash flow, Partnership reserves, and insurance proceeds. The Partnership has budgeted, but is not limited to, capital improvements of approximately $84,000 for 2000 at this property which consists primarily of floor covering replacements, roof replacements, air conditioning upgrades, maintenance equipment replacements, and other building improvements.

Village East Apartments

During the nine months  ended  September  30,  2000,  the  Partnership  expended approximately $65,000 for capital improvements at the property, consisting primarily of plumbing upgrades, carpet replacements, and electrical upgrades. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $68,000 for 2000 at this property which consists of plumbing and electrical enhancements and carpet and vinyl replacement.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $76,447,000 matures at various dates between 2003 and 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On September 1, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to a prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no extraordinary loss recognized due to the refinancing occurring at the maturity date of the prior mortgage.

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

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate equal to 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999. An additional $16,000 of loan costs were incurred during the nine months ended September 30, 2000.

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,242,000 ($6.54 per limited partnership unit), all of which was paid to the limited partners. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared distributions of approximately $8,431,000 (approximately $8,094,000 to the limited partners or $23.61 per limited partnership unit) during the nine months ended September 30, 2000 consisting of approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,442,000 (approximately $3,305,000 to the limited partners or $9.64 per limited partnership unit) from operations. Approximately $197,000 of the distribution from operations was payable at September 30, 2000 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $45,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Subsequent  to  September  30,  2000,  the General  Partner  declared and paid a
distribution   from  operations  of  approximately   $2,752,000   (approximately
$2,642,000 to the limited partners or $7.71 per limited partnership unit).

During the nine months ended September 30, 1999, the General Partner declared and paid distributions attributable to cash flow from operations of approximately $7,573,000 (approximately $7,270,000 to the limited partners or $21.21 per limited partnership unit) and approximately $2,722,000 (approximately $2,613,000 to the limited partners or $7.62 per limited partnership unit) representing a return of capital.

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

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of $500 per apartment unit owned by the Partnership, or approximately $2,004,000. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash and cash equivalents, totaling approximately $4,831,000 at September 30, 2000, exceeded the Partnership's reserve requirements of approximately $2,004,000.

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to $500 per apartment unit owned by the Partnership and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 241,311.5 units had voted of which 230,010.5 units had voted in favor of the amendment, 7,675 voted against the amendment and 3,626 units abstained.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2000, an increase or decrease of 100 basis points in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2000. The interest rates represent the average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2000.

Principal amount by expected maturity:

                                                     Long Term Debt
                                        Fixed Rate Debt    Average Interest Rate
                                         (in thousands)
                           2000              $  151                7.53%
                           2001                 638                7.53%
                           2002                 693                7.53%
                           2003               9,503                7.53%
                           2004               4,930                7.56%
                        Thereafter           60,532                7.56%
                          Total             $76,447

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to $500 per apartment unit owned by the Partnership and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 241,311.5 units had voted of which 230,010.5 units had voted in favor of the amendment, 7,675 voted against the amendment and 3,626 units abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)      Exhibits:

                    Exhibit 10.81, Multifamily Note dated August 29, 2000 between ConCap Rivers Edge Associates, Ltd., a Texas Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation.

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)      Reports on Form 8-K:

                    None filed during the quarter ended September 30, 2000.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date:

                                                                   Exhibit 10.81

                                                        FHLMC Loan No. 002647109
                                                       (River's Edge Apartments)

                                MULTIFAMILY NOTE
                                  (WASHINGTON)


US $4,000,000.00                                          As of August 29, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million and 00/100 Dollars (US $4,000,000.00), with interest on the unpaid principal balance at the annual rate of ______________________________________ percent
(_________________%).

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

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of ____________________________________ (US $_________________), shall be payable on the first day of each month beginning on October 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on September 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) percent of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

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

NOTICE: ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

                                   CONCAP RIVER'S EDGE ASSOCIATES, LTD., a Texas limited partnership

                                   By:  Concap CCP/IV River's Edge Properties,
                                        Inc., a Texas corporation, its general
                                        partner

                                   By:  ________________________
                                        Patti K. Fielding
                                        Senior Vice President

                                   75-2470335
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF SEPTEMBER, 2000.


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

          Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the _________________% U.S. Treasury Security due _________________, as
          reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. The modifications set forth in this Schedule B shall apply only to the Borrower named in this Note, and shall not be applicable to any other entity or any natural person which may assume or otherwise become liable for any of Borrower's obligations under this Note.