Form 10-K
period 2000-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2001-04-02
CIK 355804

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

                  For the fiscal year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

              For the transition period from _________to _________

                         Commission file number 0-11002

                       CONSOLIDATED CAPITAL PROPERTIES IV
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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2000, the Partnership owned 15 income-producing properties (or interests therein), which range in age from 24 to 29 years old, principally located in the midwest, southeastern and southwestern United States. Prior to 2000, the Partnership had disposed of 32 properties originally owned by the Partnership. In December 2000, the Partnership sold an additional property. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

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

Item 2.     Description of Properties

The Partnership originally acquired 48 properties of which thirteen (13) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2000, the Partnership owned fifteen (15) apartment complexes. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".


                                     Date of
Property                             Purchase       Type of Ownership           Use

The Apartments (1)                    04/84    Fee ownership, subject to     Apartment
   Omaha, Nebraska                             a first mortgage              204 units
Arbours of Hermitage Apts. (1)        09/83    Fee ownership subject to      Apartment
   Nashville, Tennessee                        a first mortgage              350 units
Briar Bay Racquet Club Apts. (2)      09/82    Fee ownership subject to      Apartment
   Miami, Florida                              a first mortgage              194 units
Chimney Hill Apts. (2)                08/82    Fee ownership subject to      Apartment
   Marietta, Georgia                           a first mortgage              326 units
Citadel Apts. (1)                     05/83    Fee ownership subject         Apartment
   El Paso, Texas                              to a first mortgage           261 units
Citadel Village Apts. (1)             12/82    Fee ownership subject         Apartment
   Colorado Springs, Colorado                  to a first mortgage           122 units
Foothill Place Apts. (2)              08/85    Fee ownership subject         Apartment
   Salt Lake City, Utah                        to a first mortgage           450 units
Knollwood Apts. (1)                   07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           326 units
Lake Forest Apts.                     04/84    Fee ownership subject         Apartment
   Omaha, Nebraska                             to a first mortgage           312 units
Nob Hill Villa Apts. (1)              04/83    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           472 units
Point West Apts. (1)                  11/85    Fee ownership subject         Apartment
   Charleston, South Carolina                  a first mortgage              120 units
Post Ridge Apts. (2)                  07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           150 units
Rivers Edge Apts. (2)                 04/83    Fee ownership subject         Apartment
   Auburn, Washington                          to a first mortgage           120 units
South Port Apts. (3)                  11/83    Fee ownership subject         Apartment
   Tulsa, Oklahoma                             to a first mortgage           240 units
Village East Apts. (1)                12/82    Fee ownership subject         Apartment
   Cimarron Hills, Colorado                    to a first mortgage           137 units

(1) Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2) Property is held by a limited partnership in which the Registrant owns a 99% interest.

(3) Property is held by a limited partnership in which the Partnership owns a 50% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                            Carrying    Accumulated                           Federal
Property                      Value    Depreciation     Rate      Method     Tax Basis
                                (in thousands)                             (in thousands)

The Apartments               $ 9,070      $ 7,355     5-18 yrs     S/L        $ 1,919
Arbours of Hermitage
  Apartments                  14,517       11,270     5-18 yrs     S/L          3,755
Briar Bay Racquet Club
  Apartments                   8,006        6,563     5-18 yrs     S/L          2,078
Chimney Hill Apartments       11,624        9,908     5-18 yrs     S/L          2,624
Citadel Apartments             7,959        6,679     5-18 yrs     S/L          1,144
Citadel Village
  Apartments                   4,438        3,553     5-18 yrs     S/L          1,411
Foothill Place
  Apartments                  16,017       10,213     5-18 yrs     S/L          7,267
Knollwood Apartments          12,014        9,823     5-18 yrs     S/L          2,706
Lake Forest Apartments         9,761        7,335     5-18 yrs     S/L          2,283
Nob Hill Villa
  Apartments                  13,621       11,502     5-18 yrs     S/L          2,160
Point West Apartments          3,216        2,435     5-40 yrs     S/L          1,142
Post Ridge Apartments          5,227        4,032     5-18 yrs     S/L          1,371
Rivers Edge Apartments         3,507        2,696     5-18 yrs     S/L            991
South Port Apartments          8,793        6,755     5-18 yrs     S/L          1,975
Village East Apartments        3,744        3,153     5-18 yrs     S/L            739

          Total             $131,514     $103,272                             $33,565

See  "Note A" to the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                          Principal    Principal                                    Principal
                          Balance At  Balance At     Stated                          Balance
                         December 31, December 31,  Interest   Period    Maturity     Due At
        Property             2000        1999         Rate    Amortized    Date     Maturity (3)
                              (in thousands)                                      (in thousands)

The Apartments             $ 4,703      $ 3,294     8.37%    20 yrs     03/20        $ --
Arbours of Hermitage
  Apartments                 5,650        5,650     6.95%      (1)      12/05        5,650
Briar Bay Racquet Club
  Apartments                 3,500        3,500     6.95%      (1)      12/05        3,500
Chimney Hill Apartments      5,400        5,400     6.95%      (1)      12/05        5,400
Citadel Apartments           4,638        4,565     8.25%    20 yrs     03/20           --
Citadel Village Apartments   2,450        2,450     6.95%      (1)      12/05        2,450
Foothill Place              10,100       10,100     6.95%      (1)      12/05       10,100
Apartments
Knollwood Apartments         6,780        6,780     6.95%      (1)      12/05        6,780
Lake Forest Apartments       4,700        4,700     7.33%      (1)      11/03        4,700
Nob Hill Villa Apartments    6,926        7,050     9.20%    25 yrs     04/05        6,250
Point West Apartments        2,407        2,460     7.86%    20 yrs     12/19           --
Post Ridge Apartments        4,050        4,050     7.33%      (1)      11/03        4,050
Rivers Edge Apartments       3,979        1,924     7.82%    20 yrs     09/20           --
South Port Apartments        4,358        4,409     7.19%    30 yrs     12/04        4,119
Stratford Place Apartments      --        2,515     8.65%      (2)      09/00           --
Village East Apartments      2,150        2,150     6.95%      (1)      12/05        2,150

      Totals               $71,791      $70,997                                    $55,149

(1)   Monthly payments of interest only at the stated rate until maturity.

(2) On December 28, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party.

(3) See "Item 8. Financial Statements and Supplementary Date - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the financing at Point West Apartments in the fourth quarter of 1999, the refinancing of the mortgages encumbering The Apartments and Citadel Apartments in February 2000, the refinancing of the mortgage encumbering Stratford Place Apartments in May 2000, and the refinancing of the mortgage encumbering River's Edge Apartments in August 2000.

Rental Rate and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2000 and 1999 for each property.

                                          Average Annual              Average
                                           Rental Rates              Occupancy
                                            (per unit)
 Property                                2000        1999        2000         1999

 The Apartments                        $ 7,088      $ 6,989       94%         93%
 Arbours of Hermitage Apartments         7,697        7,388       94%         96%
 Briar Bay Racquet Club Apartments       9,204        8,922       97%         96%
 Chimney Hill Apartments                 8,553        8,238       94%         95%
 Citadel Apartments                      6,892        6,800       92%         94%
 Citadel Village Apartments              9,098        8,818       96%         97%
 Foothill Place Apartments               8,043        7,973       96%         97%
 Knollwood Apartments                    8,197        7,983       94%         96%
 Lake Forest Apartments                  7,530        7,452       89%         87%
 Nob Hill Villa Apartments               6,277        6,191       94%         94%
 Point West Apartments                   6,450        6,002       97%         97%
 Post Ridge Apartments                   9,763        9,440       92%         96%
 Rivers Edge Apartments                  7,795        7,448       98%         97%
 South Port Apartments                   6,641        6,346       96%         95%
 Village East Apartments                 7,756        7,422       97%         98%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                       2000          2000          1999         1999
                                     Billing         Rate        Billing      Rate (1)
                                  (in thousands)              (in thousands)

The Apartments                         $135          1.9%          $121          2.2%
Arbours of Hermitage Apartments         149          3.4%           149          3.4%
Briar Bay Racquet Club Apartments       169          2.2%           170          2.3%
Chimney Hill Apartments                 135          2.9%           130          2.9%
Citadel Apartments                      147          2.9%           147          2.9%
Citadel Village Apartments               23          5.8%            21          5.9%
Foothill Place Apartments               180          0.8%           188          1.5%
Knollwood Apartments                    163          3.4%           163          3.4%
Lake Forest Apartments                  190          1.9%           166          2.2%
Nob Hill Villa Apartments               205          4.2%           205          4.2%
Point West Apartments                    35         36.4%            35         36.9%
Post Ridge Apartments                    92          3.4%            92          3.4%
Rivers Edge Apartments                   55          1.5%            56          1.5%
South Port Apartments                    62          1.4%            61          1.5%
Village East Apartments                  21          5.9%            20          5.6%

(1) The rates for some properties have been recalculated based on assessed value to be consistent.

Capital Improvements

The Apartments

During 2000, the Partnership completed approximately $44,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units, and major landscaping. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $56,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During 2000, the Partnership completed approximately $1,375,000 of capital improvements at the property, consisting primarily of vinyl siding replacements, structural improvements, fencing upgrades, and floor covering and appliance replacements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $96,250. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During 2000, the Partnership completed approximately $158,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, plumbing upgrades, and structural improvements. These improvements were funded from operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $53,350. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chimney Hill Apartments

During 2000, the Partnership completed approximately $387,000 of capital improvements at the property, consisting primarily of plumbing, electrical and structural upgrades, and roof, floor covering and counter top replacements. These improvements were funded from operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $89,650. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Apartments

During 2000, the Partnership completed approximately $105,000 of capital improvements at the property, consisting primarily of roof and floor covering replacements, air conditioning unit replacements, and water heater upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $71,775. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During 2000, the Partnership completed approximately $153,000 of capital improvements at the property, consisting primarily of floor covering replacements, plumbing upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,550. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foothill Place Apartments

During 2000, the Partnership completed approximately $473,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, lighting upgrades, structural improvements, air conditioning unit replacements, and water heater upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $123,750. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Knollwood Apartments

During 2000, the Partnership completed approximately $561,000 of capital improvements at the property, consisting primarily of appliance, floor covering and roof replacements, cabinet replacements, and plumbing and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $89,650. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lake Forest Apartments

During 2000, the Partnership completed approximately $185,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements, water heater and structural upgrades. These improvements were primarily funded from operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $85,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During 2000, the Partnership completed approximately $413,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements, structural improvements, and water heater and plumbing upgrades. These improvements were primarily funded from operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $129,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Point West Apartments

During 2000, the Partnership completed approximately $45,000 of capital improvements at the property, consisting primarily of floor covering, appliance and air conditioning replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During 2000, the Partnership completed approximately $286,000 of capital improvements at the property, consisting primarily of plumbing upgrades, floor covering and appliance replacements, structural upgrades, and recreational facilities improvements. These improvements were primarily funded from operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $41,250. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Rivers Edge Apartments

During 2000, the Partnership completed approximately $83,000 of capital improvements at the property, consisting primarily of plumbing upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

South Port Apartments

During 2000, the Partnership completed approximately $615,000 of capital improvements at the property, consisting primarily of air conditioning, floor covering and appliance replacements and plumbing upgrades. These improvements were funded from operating cash flow and reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village East Apartments

During  2000,  the  Partnership  completed   approximately  $82,000  of  capital
improvements at the property, consisting primarily of floor covering replacements, plumbing upgrades, and electrical enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or approximately $37,675. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stratford Place Apartments

During 2000, the Partnership completed approximately $659,000 of capital improvements at the property, consisting primarily of building improvements and renovations, fencing upgrades, floor covering replacement, appliance replacements, and roof replacement. The property was sold on December 28, 2000.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)   Title of Class                      Number of Unitholders of Record

      Limited Partnership Units            8,159 as of December 31, 2000

There were 342,773 Units outstanding at December 31, 2000, of which affiliates of the General Partner owned 183,867.50 Units or approximately 53.641%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1998, 1999, 2000, and subsequent to December 31, 2000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98            $ 3,951 (1)             $11.07
       01/01/99 - 12/31/99             17,601 (2)              49.29
       01/01/00 - 12/31/00             11,239 (3)              31.32
      Subsequent to 12/31/00            3,828 (4)              10.64

(1)   Distributions were made from cash from operations.

(2) Consists of approximately $12,544,000 of cash from operations and approximately $5,057,000 of cash from surplus funds. The surplus funds were from the financing at Point West Apartments and previously undistributed refinance proceeds from 1996 and 1997. Of these amounts, $4,318,000 was accrued at December 31, 1999. In January 2000,approximately $4,113,000 of this distribution was paid and the remainder was accrued at December 31, 2000.

(3) Consists of approximately $6,250,000 of cash from operations and approximately $4,989,000 of cash from surplus cash. The surplus funds were from the refinancing of The Apartments, Citadel Apartments, Stratford Place Apartments, and River's Edge Apartments and sales proceeds from Overlook Apartments sold in December 1999. Approximately $197,000 of this distribution from surplus cash was accrued at December 31, 2000.

(4) Consists of approximately $1,218,000 from operations and approximately $2,610,000 from surplus funds. The surplus funds were from sales proceeds from Stratford Place Apartments sold in December 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 183,867.50 limited partnership units in the Partnership representing 53.641% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.641% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. Certain reclassifications have been made to the 1996 and 1997 information to conform to the 1998, 1999 and 2000 presentation. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

                                               Years Ended December 31,
                                         (in thousands, except per unit data)
   Consolidated Statements
        of Operations             2000       1999       1998        1997        1996

Total revenues                  $ 33,687   $ 31,189   $ 30,093    $ 28,710    $ 27,907
Total expenses                   (25,006)   (25,071)   (26,164)    (28,296)    (28,780)
Income (loss) before
  extraordinary items              8,681      6,118      3,929         414        (873)
Extraordinary items                 (207)        --         (5)        (47)      2,909
Net income                      $  8,474    $ 6,118     $ 3,924      $ 367     $ 2,036
Per Limited Partnership Unit:
  Income (loss) before
   extraordinary items          $  24.31    $ 17.13     $ 11.00     $ 1.15     $ (2.45)
  Extraordinary items              (0.58)        --       (0.01)     (0.12)       8.15
Net income                      $  23.73    $ 17.13     $ 10.99     $ 1.03      $ 5.70
Distributions per Limited
  Partnership Unit              $  31.32    $ 49.29     $ 11.07     $ 7.01     $ 12.91
Limited Partnership Units
  outstanding                    342,773    342,773     342,773    342,773     342,783

Consolidated Balance Sheets

Total assets                    $ 38,870   $ 44,464   $ 50,671    $ 52,381    $ 53,844
Mortgage notes payable          $ 71,791   $ 70,997   $ 70,775    $ 72,439    $ 71,763

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

Results of Operations

The Partnership's income before extraordinary items totaled approximately $8,681,000 for the year ended December 31, 2000, as compared to approximately $6,118,000 for the year ended December 31, 1999 and income before extraordinary items of approximately $3,929,000 for the year ended December 31, 1998. For the year ended December 31, 2000, an increase in total revenues and a decrease in expenses resulted in an increase in income before extraordinary items as compared to 1999.

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

2000 Compared to 1999

Revenues:

The increase in total revenues is attributable to increased gain on the sale of investment properties, casualty gain, and other income for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The Partnership recognized a gain on the sale of Stratford Place Apartments of approximately $3,440,000 versus a gain on the sale of Overlook Apartments of approximately $638,000 recognized in 1999. Excluding the results of Stratford Place Apartments and Overlook Apartments, total revenues increased due to an increase in rental and other income. The increase in rental income is due to increased rental rates at the Partnership's investment properties accompanied by increased occupancy levels at five of the properties, which more than offset occupancy decreases at eight properties. The increase in rental income is also due to increases in tenant reimbursements primarily at Arbor East Apartments. An increase in bad debt expense at most of the Partnership's properties partially offset the increase in rental income. A casualty gain of approximately $154,000 at Stratford Place Apartments due to a fire which damaged 12 apartment units also contributed to the increase in total revenues for the year ended December 31, 2000. The increase in other income is primarily attributable to an increase in interest income due to higher average balances being maintained in interest bearing accounts.

Expenses:

Excluding the results of Stratford Place Apartments and Overlook Apartments, total expenses increased due to increases in operating and interest expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to reduced net insurance proceeds on casualties, increased utility charges, and increased salary expenses; partially offset by decreased interior building expenses and decreased snow removal charges. During the twelve months ended December 31,1999, there were several small insurance claims made and proceeds received, primarily at Nob Hill Villa Apartments. Fewer similar claims were made during the twelve months ended December 31, 2000 at various Partnership properties. The increase in interest expense is primarily attributable to the new financing at Point West Apartments late in 1999 and due to increased debt balances at The Apartments, Stratford Place Apartments, Rivers Edge, and Citadel Apartments due to refinancings in 2000. General and administrative expenses decreased due to a decrease in the 9% management fee on distributions from operating cash flows partially offset by increases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and in professional fees. Extraordinary loss on early extinguishment of debt increased primarily due to the refinancings at Stratford Place Apartments, The Apartments, and Citadel Apartments (see discussions below).

On December 28, 2000, ConCap Stratford Associated, Ltd. sold Stratford Place Apartments to an unaffiliated third party for $7,600,000. After payment of closing costs of approximately $586,000, the net proceeds received by the Partnership were approximately $2,508,000. The purchaser assumed the mortgage encumbering the property of approximately $4,505,000. The gain on the sale recognized during the fourth quarter of 2000 was approximately $3,440,000.

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

Expenses:

Total expenses decreased primarily due to reductions in operating expense and, to a lesser extent, reductions in depreciation expenses partially offset by increases in general and administrative expense and property tax expense. Operating expenses decreased due to a decrease in maintenance expenses in 1999 due to the completion of repair and maintenance projects in 1998 as well as a change in the Partnership's accounting policy as discussed above. In addition, there were decreases in 1999 in expenses related to casualties at some of the Partnership's properties incurred in 1998. Depreciation expense decreased due to major assets at several of the Partnership's investment properties becoming fully depreciated during 1999. General and administrative expenses increased primarily due to an increase in the 9% management fee on distributions from operating cash flows. Distributions from operations increased by approximately $8,593,000 during 1999 as compared to 1998. In addition, legal expenses increased due to the settlement of a lawsuit as discussed in the Partnership's Form 10-K at December 31, 1998. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Property tax expense increased due to an increase in the assessed value at several of the Partnership's properties.

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

LIQUIDITY AND CAPITAL RESOURCES

2000 Compared to 1999

At December 31, 2000, the Partnership held cash and cash equivalents of approximately $6,377,0000 as compared to approximately $8,921,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $2,544,000 since the Partnership's year ended December 31, 1999 is due to approximately $14,921,000 of cash used in financing activities, partially offset by approximately $10,130,000 and $2,247,000 of cash provided by operating and investing activities, respectively. Cash used in financing activities consisted primarily of payoffs of mortgages on The Apartments, Citadel Apartments, Stratford Place Apartments, and Rivers Edge Apartments due to refinancing, distributions to partners, payment of new loan costs, payments of principal on the mortgages encumbering the Partnership's properties, and prepayment penalties associated with the repaid mortgages, partially offset by proceeds from the refinancing of The Apartments, Citadel Apartments, Stratford Place Apartments, and Rivers Edge Apartments. Cash provided by investing activities consisted primarily of proceeds from the sale of Stratford Place Apartments, net withdrawals from restricted escrows, and insurance proceeds received from a fire at Stratford Place Apartments (see discussion below), partially offset by property improvements and replacements. The Partnership invests its excess cash in interest bearing accounts.

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $354,000 were received during the year ended December 31, 2000. The Managing General Partner successfully completed the repairs prior to the sale of the property on December 28, 2000. The Partnership recognized a casualty gain of approximately $154,000 for the year ended December 31, 2000.

1999 Compared to 1998

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $8,921,000 as compared to approximately $13,241,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $4,320,000 since the Partnership's year ended December 31, 1998 is due to approximately $13,108,000 and $1,975,000 of cash used in financing and investing activities, respectively, partially offset by approximately $10,763,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal on the mortgages encumbering the Partnership's properties, payoff of the Overlook mortgage, and payment of loan costs slightly offset by proceeds from the financing of Point West Apartments. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by proceeds from the sale of Overlook and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $1,040,600. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $71,791,000 matures at various dates between 2003 and 2020.

On August 31, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to a prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no extraordinary loss recognized due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $149,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000. On December 28, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional extraordinary loss on early extinguishment of debt of approximately $143,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $142,000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $129,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate of 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999. An additional $20,000 of loan costs were incurred during the year ended December 31, 2000.

Subsequent to year end, the Partnership declared and paid distributions of approximately $1,188,000 (approximately $1,140,000 to the limited partners or $3.33 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments which sold in December of 2000. Approximately $104,000 is payable to the General Partner and special limited partners from the sale proceeds as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $30,000 was distributed subsequent to year end to the general partner of the majority owned sub-tier limited partnerships.

During 2000, the Partnership declared distributions of approximately $11,183,000 (approximately $10,736,000 to the limited partners or $31.32 per limited partnership unit) consisting of approximately $6,194,000 (approximately $5,947,000 to the limited partners or $17.35 per limited partnership unit) from operations and approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinancing proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold December 1999. Approximately $197,000 of the distribution from proceeds was payable at December 31, 2000 to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $56,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 1999, the Partnership paid distributions of approximately $13,283,000 (approximately $12,730,000 to the limited partners or $37.14 per limited partnership unit) consisting of cash flow from operations totaling approximately $10,670,000 (approximately $10,117,000 to the limited partners or $29.52 per limited partnership unit) and approximately $2,613,000 (all to the limited partners or $7.62 per limited partnership unit) representing funds from previously undistributed refinance proceeds from 1996 and 1997. As of December 31, 1999, the Partnership had a distribution payable of approximately $4,318,000 (approximately $3,921,000 to the limited partners or $11.44 per limited partnership unit) consisting of cash from operations of approximately $1,874,000 (approximately $1,679,000 to the limited partners or $4.90 per limited partnership unit) and a distribution of refinance proceeds representing funds from the financing of Point West Apartments of approximately $2,444,000 (approximately $2,242,000 to the limited partners or $6.54 per limited partnership unit).In January 2000, approximately $4,113,000 of this distribution was paid and the remainder was accrued at December 31, 2000.

During 1998, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $3,951,000 (approximately $3,793,000 to the limited partners or $11.07 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods.

On September 16, 2000, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions as reserve requirements of the Partnership. The vote, sought pursuant to a Consent Solicitation, expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership units.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 183,867.50 limited partnership units in the Partnership representing 53.641% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.641% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2000, a 100 basis point increase or decrease in market interest rate would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2000. The interest rates represent the weighted-average rates. The fair value of the the debt obligations approximated the recorded value as of December 31, 2000.

                                                         Long-term Debt
Principal amount by expected maturity:      Fixed Rate Debt      Average Interest Rate
                                             (in thousands)

                  2001                           $   542                 8.11%
                  2002                               588                 8.11%
                  2003                             9,389                 7.92%
                  2004                             4,807                 8.11%
                  2005                            42,812                 7.51%
               Thereafter                         13,653                 8.07%
                 Total                           $71,791

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets - December 31, 2000 and 1999

      Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000, 1999, and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 15, 2001

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                                 December 31,
                                                               2000         1999
Assets                                                                   (Restated)
   Cash and cash equivalents                                 $  6,377      $ 8,921
   Receivables and deposits                                     1,854        2,162
   Restricted escrows                                             900        1,402
   Other assets                                                 1,497        1,403
   Investment properties (Notes D and H):
      Land                                                     10,907       12,094
      Buildings and related personal property                 120,607      122,539
                                                              131,514      134,633
      Less accumulated depreciation                          (103,272)    (104,057)
                                                               28,242       30,576
                                                             $ 38,870     $ 44,464
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $  1,021        $ 960
   Tenant security deposit liabilities                            488          506
   Accrued property taxes                                       1,311        1,284
   Other liabilities                                            1,510        1,287
   Distribution payable                                           402        4,318
   Mortgage notes payable (Note D)                             71,791       70,997
                                                               76,523       79,352
Partners' Deficit
   General partners                                            (6,798)       (6,634)
   Limited partners (342,773 units issued and
      outstanding)                                            (30,855)     (28,254)
                                                              (37,653)     (34,888)
                                                             $ 38,870     $ 44,464

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                         Years Ended December 31,
                                                      2000         1999         1998
Revenues:
  Rental income                                     $27,859      $28,533      $27,620
  Other income                                        2,234        2,018        2,110
  Gain on sale of investment property                 3,440          638           --
  Casualty gain                                         154           --          363
      Total revenues                                 33,687       31,189       30,093

Expenses:
  Operating                                          11,242       11,146       12,449
  General and administrative                          1,844        1,942        1,188
  Depreciation                                        4,161        4,398        4,871
  Interest                                            5,851        5,661        5,840
  Property taxes                                      1,908        1,924        1,816
      Total expenses                                 25,006       25,071       26,164

Income before extraordinary items                     8,681        6,118        3,929
Extraordinary loss on early extinguishment of
  debt (Note D)                                        (207)          --           --
Extraordinary loss on retirement of debt                 --           --           (5)

Net income (Note J)                                 $ 8,474      $ 6,118      $ 3,924

Net income allocated to general partners (4%)       $   339        $ 245        $ 157

Net income allocated to limited partners (96%)        8,135        5,873        3,767

Net income                                          $ 8,474      $ 6,118      $ 3,924

Net income per limited partnership unit:
  Income before extraordinary items                 $ 24.31      $ 17.13      $ 11.00
  Extraordinary loss on early extinguishment
   of debt                                            (0.58)          --           --
  Extraordinary loss on retirement of debt               --           --        (0.01)

Net income per limited partnership unit             $ 23.73      $ 17.13      $ 10.99

Distributions per limited partnership unit          $ 31.32      $ 49.29      $ 11.07

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners      Total

Original capital contributions           343,106     $      1    $171,553    $171,554

Partners' deficit at
   December 31, 1997                     342,773     $ (6,174)   $(17,204)   $(23,378)

Net income for the year ended
   December 31, 1998                          --          157       3,767       3,924

Distributions to partners                     --         (158)     (3,793)     (3,951)

Partners' deficit at
   December 31, 1998                     342,773       (6,175)    (17,230)    (23,405)

Net income for the year ended
   December 31, 1999                          --          245       5,873       6,118

Distributions to partners                     --         (704)    (16,897)    (17,601)

Partners' deficit at
   December 31, 1999                     342,773       (6,634)    (28,254)    (34,888)

Net income for the year ended
   December 31, 2000                          --          339       8,135       8,474

Distributions to partners                     --         (503)    (10,736)    (11,239)

Partners' deficit at
   December 31, 2000                     342,773     $ (6,798)   $(30,855)   $(37,653)

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended December 31,
                                                            2000        1999        1998
Cash flows from operating activities:                                (Restated)
   Net income                                             $  8,474     $ 6,118     $ 3,924
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           4,161       4,398       4,871
      Amortization of loan costs                               281         315         317
      Gain on sale of investment property                   (3,440)       (638)         --
      Casualty gain                                           (154)         --        (363)
      Extraordinary loss on early extinguishment of
       debt                                                    207          --          --
      Extraordinary loss on retirement of debt                  --          --           5
      Change in accounts:
       Receivables and deposits                                327          32        (344)
       Other assets                                            (22)       (203)        115
       Accounts payable                                         61         581        (147)
       Tenant security deposit liabilities                     (18)        (62)        (12)
       Accrued property taxes                                   27         (25)         (3)
       Other liabilities                                       228         247         111

            Net cash provided by operating activities       10,132      10,763       8,474

Cash flows from investing activities:
   Property improvements and replacements                   (5,624)     (5,207)     (3,717)
   Net proceeds from sale of investment property             2,508       1,891          --
   Collections on notes receivable                              --          --          48
   Net withdrawals from restricted escrows                     502       1,341         431
   Net insurance proceeds from casualties                      354          --         487

            Net cash provided by (used in) investing
             activities                                     (2,260)     (1,975)     (2,751)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (512)       (458)       (437)
   Repayment of mortgage notes payable                     (12,224)     (1,780)       (194)
   Proceeds from mortgage notes payable                     18,035       2,460          --
   Prepayment penalties                                        (30)         --          (5)
   Loan costs paid                                            (530)        (47)        (17)
   Distributions to partners                               (15,155)    (13,283)     (3,919)

            Net cash used in financing activities          (10,416)    (13,108)     (4,572)

Net (decrease) increase in cash and cash equivalents       (2,544)      (4,320)      1,151

Cash and cash equivalents at beginning of the year           8,921      13,241      12,090

Cash and cash equivalents at end of year                  $ 6,377      $ 8,921    $ 13,241

Supplemental disclosure of noncash activity:
   Extinguishment of debt in connection with sale of
    investment property                                   $ 4,505       $ --        $ --

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December 31, 2000, distributions payable and distributions to partners were each adjusted by $197,000 for non-cash activity.

At December 31, 1999, distributions to partners of approximately $4,318,000 were declared and approximately $4,113,000 of this balance was paid during the year ended December 31, 2000. The remaining balance is deferred per the Partnership
Agreement.

At December 31, 1998, notes and interest receivable and mortgage notes payable were adjusted by approximately $1,033,000 related to Denbigh Wood Apartments
(see "Note E"), and distributions were adjusted by approximately $32,000, respectively, for non-cash activity.

Cash paid for interest was approximately $5,552,000, $5,372,000 and $5,528,000 for the years ended December 31, 2000, 1999, and 1998, respectively.


          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization:   Consolidated   Capital   Properties  IV  (the  "Partnership"  or
"Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 2000, the Partnership operates 15 residential properties in or near major urban areas in the United States.

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

The Partnership's consolidated financial statements also include the accounts of the Partnership, its wholly-owned partnerships, and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd., Foothill Chimney Associates, L.P., and ConCap Stratford Associates, Ltd. The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,899,000 and $218,000 at December 31, 2000 and 1999,
respectively, that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancing of the mortgage note payable encumbering Nob Hill Villa, $219,000 of the proceeds were designated for certain capital improvements. At the time of the refinancing of the mortgages note payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, approximately $1,145,000 was designated for certain capital improvements. At the time of the refinancing of the mortgage note payable encumbering Lake Forest, $555,000 of the proceeds were designated for certain capital improvements. At the time of the refinancing of the mortgage note payable encumbering South Port, $238,000 of the proceeds were designated for certain capital improvements. At December 31, 2000, the total remaining escrow balance is approximately $213,000 for South Port Apartments. The capital improvement reserves for the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood and Village East had been fully utilized as of December 31, 2000.

      Replacement Reserve Account - At the time of the refinancing of the mortgage notes payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. At the time of the refinancing of the mortgage note payable encumbering Post Ridge, $389,000 of the proceeds were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 2000, the total remaining reserve balance was approximately $687,000.

Investments in Real Estate: Investment properties consist of fifteen apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in any of the years ended December 31, 2000, 1999, or 1998.

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

Loan Costs: Loan costs, net of accumulated amortization, of $1,180,000, $1,119,000 and $1,377,000 at December 31, 2000, 1999 and 1998, respectively, are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

Fair Value of Financial Statements: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income (losses) and distributions of distributable cash from operations to be allocated generally 96% to the Limited Partners and 4% to the General Partner.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding at the beginning of each year.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: Advertising costs of approximately $543,000, $549,000 and $482,000 in 2000, 1999 and 1998, respectively, are charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Commitments: On September 16, 2000, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions as reserve requirements of the Partnership. The vote, sought pursuant to a Consent Solicitation, expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership units.

Reclassification:   Certain   reclassifications  have  been  made  to  the  1999
balances to conform to the 2000 presentation.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred in 2000, 1999 and 1998:

                                                    2000       1999       1998
                                                         (in thousands)
   Property management fees (included in
     operating expense)                            $1,515     $1,547     $1,478
   Reimbursements for services of affiliates
     (included in investment property,
     general and administrative expense
     and operating expense)                         1,103        565       627
   Partnership management fee (included in
     general and administrative expense)              535      1,084       341
   Loan costs (included in other assets)              180         25         7
   Real estate commission                             268         --        --

During the years ended December 31, 2000, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,515,000, $1,547,000 and $1,478,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,103,000, $565,000 and $627,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner of the Partnership earned approximately $535,000, $1,084,000 and $341,000 under this provision of the Partnership Agreement for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $180,000, $25,000, and $7,000 in 2000, 1999 and 1998, respectively, for loan costs which are capitalized and included in other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of four of the Partnership's properties in 2000 and one of the Partnership's properties in 1999 (see "Note D").

For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner earned a real estate commission of approximately $228,000. The commission is accrued at December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 183,867.50 limited partnership units in the Partnership representing 53.641% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.641% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                         Principal    Principal    Monthly                     Principal
                         Balance At   Balance At   Payment   Stated             Balance
                        December 31, December 31, Including Interest  Maturity   Due At
       Property             2000         1999     Interest    Rate      Date    Maturity

The Apartments            $ 4,703      $ 3,294    $  41 (c)   8.37%    03/20      $  --
Arbours of Hermitage
  Apartments                5,650        5,650       33 (a)   6.95%    12/05      5,650
Briar Bay Racquet Club
  Apartments                3,500        3,500       20 (a)   6.95%    12/05      3,500
Chimney Hill Apartments     5,400        5,400       31 (a)   6.95%    12/05      5,400
Citadel Apartments          4,638        4,565       40 (d)   8.25%    03/20         --
Citadel Village Apartments  2,450        2,450       14 (a)   6.95%    12/05      2,450
Foothill Place Apartments  10,100       10,100       58 (a)   6.95%    12/05     10,100
Knollwood Apartments        6,780        6,780       39 (a)   6.95%    12/05      6,780
Lake Forest Apartments      4,700        4,700       29 (a)   7.33%    11/03      4,700
Nob Hill Villa Apartments   6,926        7,050       64       9.20%    04/05      6,250
Point West Apartments       2,407        2,460       20 (b)   7.86%    12/19         --
Post Ridge Apartments       4,050        4,050       25 (a)   7.33%    11/03      4,050
Rivers Edge Apartments      3,979        1,924       33 (e)   7.82%    09/20         --
South Port Apartments       4,358        4,409       31       7.19%    12/04      4,119
Stratford Place Apartments     --        2,515       -- (f)   8.65%    09/00         --
Village East Apartments     2,150        2,150       12 (a)   6.95%    12/05      2,150

      Total               $71,791      $70,997    $ 490                         $55,149

(a)   Monthly payments of interest only at the stated rate until maturity.
(b) Debt was obtained effective November 9, 1999 (see below for further explanation).
(c) Debt was obtained effective February 2, 2000 (see below for further explanation).
(d) Debt was obtained effective February 28, 2000 (see below for further explanation).
(e) Debt was obtained effective August 31, 2000 (see below for further explanation).
(f) On December 28, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party.

On August 31, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to a prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no extraordinary loss recognized due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $149,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000. On December 20, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional extraordinary loss on early extinguishment of debt of approximately $143,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $142,000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $129,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

On November 9, 1999, the Partnership obtained financing on Point West Apartments in the amount of $2,460,000. The mortgage was financed at a rate of 7.86% and matures on December 1, 2019. Capitalized loan costs incurred for the financing were approximately $47,000 during the year ended December 31, 1999. An additional $20,000 of loan costs were incurred during the year ended December 31, 2000.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2003 and 2020 and bear interest at rates ranging from 6.95% to 9.20%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001              $   542
                                2002                  588
                                2003                9,389
                                2004                4,807
                                2005               42,812
                             Thereafter            13,653
                               Total              $71,791

Note E - Sale of Real Estate

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

Note F - Disposition of Real Estate

On December 28, 2000, ConCap Stratford Associated, Ltd. sold Stratford Place Apartments to an unaffiliated third party for $7,600,000. After payment of closing costs of approximately $587,000, the net proceeds received by the Partnership were approximately $2,508,000. The purchaser assumed the mortgage encumbering the property of approximately $4,505,000. The gain on the sale of Stratford Place Apartments during the fourth quarter of 2000 was approximately $3,440,000.

The sales transactions are summarized as follows (amounts in thousands):

       Net sale price, net of selling costs        $ 7,013
       Less: Net real estate (1)                    (3,574)
       Net other assets                                  1
       Gain on sale of real estate                 $ 3,440

(1)   Net of accumulated depreciation of approximately $4,851,000.


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

The following pro-forma information reflects the operations of the Partnership for the twelve months ended December 31, 2000, 1999 and 1998, as if Overlook and Stratford Place Apartments had been sold January 1, 1998.

                                             2000            1999          1998

Revenues (in thousands)                    $28,496         $27,946       $27,672
Net income (in thousands)                    5,034           5,272         3,850
Income per limited partnership unit          14.10           14.76         10.78

Note G - Distributions

Subsequent to year end, the Partnership declared and paid distributions of approximately $1,188,000 (approximately $1,140,000 to the limited partners or $3.33 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments which sold in December of 2000. Approximately $104,000 is payable to the General Partner and special limited partners from the sale proceeds as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $30,000 was distributed subsequent to year end to the general partner of the majority owned sub-tier limited partnerships.

During 2000, the Partnership declared distributions of approximately $11,183,000 (approximately $10,736,000 to the limited partners or $31.32 per limited partnership unit) consisting of approximately $6,194,000 (approximately $5,947,000 to the limited partners or $17.35 per limited partnership unit) from operations and approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinancing proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold December 1999. Approximately $197,000 of the distribution from proceeds was payable at December 31, 2000 to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $56,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 1999, the Partnership paid distributions of approximately $13,283,000 (approximately $12,730,000 to the limited partners or $37.14 per limited partnership unit) consisting of cash flow from operations totaling approximately $10,670,000 (approximately $10,117,000 to the limited partners or $29.52 per limited partnership unit) and approximately $2,613,000 (all to the limited partners or $7.62 per limited partnership unit) representing funds from previously undistributed refinance proceeds from 1996 and 1997. As of December 31, 1999, the Partnership had a distribution payable of approximately $4,318,000 (approximately $3,921,000 to the limited partners or $11.44 per limited partnership unit) consisting of cash from operations of approximately $1,874,000 (approximately $1,679,000 to the limited partners or $4.90 per limited partnership unit) and a distribution representing funds from the financing of Point West Apartments of approximately $2,444,000 (approximately $2,242,000 to the limited partners or $6.54 per limited partnership unit). In January 2000, approximately $4,113,000 of this distribution was paid and the remainder was accrued at December 31, 2000.

During 1998, the Partnership declared and paid distributions attributable to cash flow from operations totaling approximately $3,951,000 (approximately $3,793,000 to the limited partners or $11.07 per limited partnership unit).

Note H - Real Estate and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)
                                                                             Net Cost
                                                             Buildings      Capitalized
                                                                and       (Written-Down)
                                                             Personal      Subsequent to
         Description             Encumbrances      Land      Property       Acquisition
                                (in thousands)                            (in thousands)
The Apartments                     $ 4,703        $ 438       $ 6,218         $ 2,414
Arbours of Hermitage
  Apartments                         5,650           547        8,574           5,396
Briar Bay Racquet Club
  Apartments                         3,500         1,084        5,271           1,651
Chimney Hill Apartments              5,400           659        7,188           3,777
Citadel Apartments                   4,638           695        5,619           1,645
Citadel Village Apartments           2,450           337        3,334             767
Foothill Place Apartments           10,100         3,492        9,435           3,090
Knollwood Apartments                 6,780           345        7,065           4,604
Lake Forest Apartments               4,700           692        5,811           3,258
Nob Hill Villa Apartments            6,926           490        8,922           4,209
Point West Apartments                2,407           285        2,919              12
Post Ridge Apartments                4,050           143        2,498           2,586
Rivers Edge Apartments               3,979           512        2,160             835
South Port Apartments                4,358         1,175        6,496           1,122
Village East Apartments              2,150           184        2,236           1,324

Totals                             $71,791       $11,078      $83,746         $36,690


                         Gross Amount At Which
                                Carried
                         At December 31, 2000
                            (in thousands)

                                 Buildings
                                   And
                                 Related
                                 Personal          Accumulated    Date of      Date     Depreciable
     Description         Land    Property  Total   Depreciation Construction Acquired   Life-Years
                                                 (in thousands)

The Apartments           $ 438   $ 8,632  $ 9,070    $ 7,355        1973       04/84      5-18
Arbours of Hermitage
  Apartments                547    13,970   14,517    11,270        1973       09/83      5-18
Briar Bay Racquet Club
  Apartments              1,084     6,922    8,006     6,563        1975       09/82      5-18
Chimney Hill Apartments     659    10,965   11,624     9,908        1973       08/82      5-18
Citadel Apartments          694     7,265    7,959     6,679        1973       05/83      5-18
Citadel Village Apartments  337     4,101    4,438     3,553        1974       12/82      5-18
Foothill Place Apartments 3,402    12,615   16,017    10,213        1973       08/85      5-18
Knollwood Apartments        345    11,669   12,014     9,823        1972       07/82      5-18
Lake Forest Apartments      692     9,069    9,761     7,335        1971       04/84      5-18
Nob Hill Villa Apartments   490    13,131   13,621    11,502        1971       04/83      5-18
Point West Apartments       206     3,010    3,216     2,435        1973       11/85      5-40
Post Ridge Apartments       143     5,084    5,227     4,032        1972       07/82      5-18
Rivers Edge Apartments      512     2,995    3,507     2,696        1976       04/83      5-18
South Port Apartments     1,175     7,618    8,793     6,755         --        11/83      5-18
Village East Apartments     183     3,561    3,744     3,153        1973       12/82      5-18

       Totals           $10,907  $120,607 $131,514  $103,272

Reconciliation of "Real Estate and Accumulated Depreciation":

                                            Years Ended December 31,
                                        2000           1999          1998
                                                 (in thousands)
Real Estate
Balance at beginning of year          $134,633       $134,232      $130,653
  Additions                              5,624          5,207         3,717
  Property dispositions - other         (8,743)        (4,806)         (138)
Balance at end of year                $131,514       $134,633      $134,232

Accumulated Depreciation
Balance at beginning of year          $104,057       $103,250      $ 98,490
  Additions charged to expense           4,161          4,398         4,871
  Property dispositions - other         (4,946)        (3,591)         (111)
Balance at end of year                $103,272       $104,057      $103,250

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000, 1999 and 1998, is approximately $149,980,000, $152,079,000 and $151,943,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000, 1999 and 1998, is approximately $116,415,000, $116,541,000 and $115,959,000, respectively.

Note I - Casualties

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $354,000 were received during the year ended December 31, 2000. The General Partner successfully completed the repairs prior to the sale of the property on December 20, 2000. The Partnership recognized a casualty gain of approximately $154,000 for the year ended December 31, 2000.

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

Note J - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per unit data):

                                          2000          1999         1998

Net income as reported                   $ 8,474      $ 6,118       $ 3,924
(Deduct) add:
  Deferred revenue and other
    liabilities                             (151)        (393)          408
  Depreciation differences                    15          473           864
  Accrued expenses                            30           39            15
  Minority interest                         (302)        (220)           --
  Other                                       41          (29)           78
  Gain (loss) on casualty/
    disposition/foreclosure                  412         (514)         (396)

Federal taxable income                   $ 8,519      $ 5,474       $ 4,893
Federal taxable income per
  Limited Partnership unit               $ 23.86      $ 15.33       $ 13.70

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                $(37,653)
Land and Buildings                           18,466
Accumulated depreciation                    (13,143)
Syndication fees                             18,871
Other                                         5,338

Net liabilities - Federal tax basis        $ (8,121)

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Note L - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

2000                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $  7,399    $ 7,548     $ 7,539   $ 11,201  $ 33,687
Total expenses                      (6,180)    (6,175)     (6,284)    (6,367)  (25,006)
Income before extraordinary
  items                              1,219      1,373       1,255      4,834     8,681
Extraordinary items                    (59)        (5)         --       (143)     (207)

Net income                        $  1,160    $ 1,368     $ 1,255    $ 4,691   $ 8,474

Per limited partnership unit:
  Income before extraordinary
    item                          $   3.41     $ 3.84      $ 3.52    $ 13.54    $ 24.31
  Extraordinary loss on early
    extinguishment of debt           (0.16)     (0.01)         --      (0.41)    (0.58)

Net income                         $  3.25     $ 3.83      $ 3.52    $ 13.13    $ 23.73


1999                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $  7,551    $ 7,589     $ 7,746    $ 8,303  $ 31,189
Total expenses                      (6,415)    (6,051)     (5,877)    (6,728)  (25,071)

Net income                        $  1,136    $ 1,538     $ 1,869    $ 1,575   $ 6,118

Net income per limited
  partnership unit                $   3.18     $ 4.31      $ 5.23     $ 4.41    $ 17.13

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1998, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$130,000 and non-audit services (principally tax-related) of approximately $72,000.

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2000.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2000, no person or group was known to CEI to own of record or beneficially own more than five percent of the Units of the Partnership:

               Entity                   Number of Units      Percentage

Insignia Properties LP                      67,033.50          19.556%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                     29,612.50           8.639%
  (an affiliate of AIMCO)
AIMCO Properties LP                         87,221.50          25.446%
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


(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2000, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                                           Number of     Percent
      Name and Address                                    CEI Shares    Of Total

      Insignia Properties Trust ("IPT")                     100,000       100%
      55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 2000, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 13.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred in 2000, 1999 and 1998:

                                                    2000       1999       1998
                                                         (in thousands)
   Property management fees                        $1,515     $1,547     $1,478
   Reimbursements for services of affiliates        1,103        565        627
   Partnership management fee                         535      1,084        341
   Loan costs                                         180         25          7
   Real estate commission                             268         --         --

During the years ended December 31, 2000, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,515,000, $1,547,000 and $1,478,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,103,000, $565,000 and $627,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner of the Partnership earned approximately $535,000, $1,084,000 and $341,000 under this provision of the Partnership Agreement for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $180,000, $25,000, and $7,000 in 2000, 1999 and 1998, respectively, for loan costs which are capitalized. These loan costs were associated with the refinancing of four of the Partnership's properties in 2000 and one of the Partnership's properties in 1999.

For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner earned a real estate commission of approximately $228,000. The commission is accrued at December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 183,867.50 limited partnership units in the Partnership representing 53.641% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.641% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated Balance Sheets - December 31, 2000 and 1999

            Consolidated Statements of Operations - Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

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

      10.76 Multifamily Note dated November 9, 1999 between Point West Associates Limited Partnership, a Georgia limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).

      10.77 Purchase and Sale Contract between Registrant and Overlook Associates, Ltd, a Georgia limited partnership dated December 13, 1999, documenting sale of Overlook Apartments located in Memphis, Tennessee. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).

      10.78 Multifamily Note dated February 2, 2000 between Apartment Associates, Ltd., a Texas limited partnership and ARCS
                  Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).

      10.79 Multifamily Note dated February 28, 2000 between ConCap Citadel Associated, Ltd., a Texas limited partnership and ARCs Commercial Mortgage Cl., L.P., a California corporation. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).

      10.80 Multifamily Note dated May 31, 2000 between Concap Stratford Associates, Ltd., a Texas limited partnership and ARCS
                  Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Quarterly Report on Form 10-Q for quarter ended June 30, 2000.)

      10.81 Multifamily Note dated August 29, 2000 between ConCap Rivers Edge Associates, Ltd., a Texas Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for quarter ended September 30, 2000.)

      10.82 Purchase and Sale Contract dated September 26, 2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership.

      10.83 First Amendment to Purchase and Sale Contract dated October 26, 2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership.

      10.84 Second Amendment to Purchase and Sale Contract dated October 31, 2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership.

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of
                  Item 8 - Financial Statements of this Form 10-K).

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

(b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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

/s/Patrick J. Foye                                    Date:
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date:
Martha L. Long
Senior Vice President and Controller

                                                                   Exhibit 10.82



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                         CONCAP STRATFORD ASSOCIATES, LTD.,

                           a Texas limited partnership






                                    AS SELLER





                                       AND

                         FIRST WORTHING COMPANY LIMITED

                           a Texas limited partnership





                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract" or the "Agreement") is entered into as of the ________ day of September, 2000 (the "Effective Date") by and between CONCAP STRATFORD ASSOCIATES, LTD., a Texas limited partnership, having a principal address at 2000 South Colorado Blvd., Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller") and FIRST WORTHING COMPANY LIMITED, a Texas limited partnership, having a principal address at 8144 Walnut Hill Lane, Suite 550, Dallas, Texas 75231 ("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds fee title to the parcel or parcels of real estate located in Travis County, Texas, as more particularly described in Exhibit "A" attached hereto and made a part hereof. Improvements have been constructed on the land described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the "Closing Date" (as hereinafter defined) the Property will be conveyed by special warranty deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended uses of the Property, as Purchaser deems necessary and desirable.

                                    ARTICLE 1

                                  DEFINED TERMS

      1.1 Unless otherwise defined elsewhere herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this
ARTICLE 1 below.

            1.1.1 "Assumption Approval" shall have the meaning given such term in ARTICLE 4.

            1.1.2 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Texas.

            1.1.3 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

            1.1.4 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

            1.1.5   "Deed" has the meaning given such term in Section 7.2.1.1.

            1.1.6 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit "B", if any, attached hereto.

            1.1.7 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property, but only to the extent transferable, including, without limitation, the tangible personal property listed on Schedule 1.1.6 attached hereto (subject to such dispositions, substitutions and replacements thereof as are made by Seller in the ordinary course of business from and after the Effective Date). The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit "C".

            1.1.8 "Improvements" means all buildings and improvements,located on the Land.

            1.1.9 "Land" means all of those certain tracts of land described on Exhibit "A" attached hereto, and all rights, privileges and appurtenances pertaining thereto.

            1.1.10 "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements for individual apartment units, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the Property or thereafter entered into as permitted in Section 6.5.

            1.1.11 "Loan  Documents"  shall have the meaning  given such term in
ARTICLE 4.

            1.1.12 "Management Contract" means the agreement(s) between Seller and Manager pertaining to the Land and Improvements.

            1.1.13 "Manager" means AIMCO Properties, L.P., or one of its affiliates.

            1.1.14 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, but only to the extent transferable, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) Fixtures and Tangible Personal Property, (vi) Security Deposits, (vii) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (viii) refunds, rebates or other claims, or any interest therein, for periods or events occurring prior to the Closing Date, (ix) utility and similar deposits, (x) insurance or other prepaid items, (xi) reports prepared by Seller for its use with respect to information contained in Seller's books and records, and (xii) the Management Contract, except to the extent that Seller receives a credit on the closing statement for any such item. The term "Miscellaneous Property Assets" shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "STRATFORD PLACE APARTMENTS".

            1.1.15 "Mortgage" shall have the meaning given such term in Section 6.4.

            1.1.16 "Mortgagee" means the current holder of record of the Mortgage.

            1.1.17 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Lease.

            1.1.18 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

            1.1.19 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, Property Contracts, Leases, Security Deposits, Permits other than Excluded Permits, and the Miscellaneous Property Assets.

            1.1.20 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter notice, except Leases.

            1.1.21 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.

            1.1.22 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property as set forth in Section 3.1.

            1.1.23 "Security Deposits" means all (i) prepaid rent held as security, (ii) security deposits, and (iii) pet deposits, if any, held by Seller under any of the Leases.

            1.1.24 "Seller's Note Obligation" shall mean the promissory note or notes more particularly described on Schedule 1.1.24.

            1.1.25 "Survey" shall have the meaning ascribed thereto in Section 6.1.

            1.1.26 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease.

            1.1.27 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 3.1.1.

            1.1.28 "Title Insurer" shall have the meaning set forth in Section 6.1.

                                    ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

      2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                    ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

      3.1 The total purchase price ("Purchase Price") for the Property shall be Seven Million Seven Hundred Fifty Thousand and No/100 Dollars ($7,750,000.00), which shall be paid by Purchaser, as follows:

            3.1.1 On the date hereof, Purchaser shall deliver to FIDELITY NATIONAL TITLE INSURANCE COMPANY ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Fifty Thousand and No/100 Dollars ($50,000.00), in cash, (such sum being hereinafter referred to and held as the "Initial Deposit"). Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit "D". On or before 2:00 p.m. Austin, Texas time, on the Business Day immediately following the expiration of the Feasibility Period (and provided that this Agreement has not been terminated by Purchaser on the last day of the Feasibility Period), Purchaser shall deposit into escrow with the Escrow Agent the additional sum of One Hundred Fifty Thousand and No/100 Dollars ($150,000.00) (the "Additional Deposit"). As used herein, the term "Deposit" shall mean, collectively, the Initial Deposit and the Additional Deposit. Seller and Purchaser agree that the amount of One Hundred and No/100 Dollars ($100.00) shall be paid by Purchaser to Seller concurrently with the deposit into escrow of the Deposit, as consideration for Seller's execution and delivery of this Purchase Contract (the "Independent Contract Consideration"). The Independent Contract Consideration is independent of any other consideration or payment provided for in this Purchase Contract and, notwithstanding anything to the contrary herein, is non-refundable in all events.

            3.1.2 The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit as directed by Purchaser, and all interest and income thereon shall remain the property of Purchaser and shall be remitted to Purchaser at the Closing or sooner if this Purchase Contract is terminated prior to the Closing.

            3.1.3 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for herein or by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date and the balance of the Purchase Price, less adjustments provided for herein, shall be paid at Closing to Seller in immediately available funds.

                                    ARTICLE 4

                                    FINANCING

      4.1 Seller has advised Purchaser that, as of the Effective Date, the Property is encumbered by certain liens securing the Seller's Note Obligation. Subject to any restrictions on assumption that may be set forth in the documents evidencing or pertaining to the Seller's Note Obligation, including but not limited to the Mortgage (all of said documents being collectively referred to herein as the "Loan Documents"), Purchaser may, at its option and its sole cost and expense, seek to obtain the approval of the Mortgagee to (i) the transfer of the Property to Purchaser and the assumption by Purchaser of Seller's obligations under the Seller's Note Obligation and the other Loan Documents, effective as of the Closing Date, and (ii) the release of Seller and its affiliate guarantor(s) from all liability with respect to the Seller's Note Obligation and the other Loan Documents, effective as of the Closing Date (collectively referred to herein as the "Assumption Approval"). Seller and Purchaser shall cooperate in the preparation and submission of all necessary applications and notices to the Mortgagee for the Assumption Approval. Any and all amounts or fees due and payable in connection with the assumption of the Seller's Note Obligation and the other Loan Documents, and the release of Seller and its affiliate guarantor(s) (other than scheduled payments of principal, interest, escrows, and reserves due prior to the Closing Date) shall be paid by Purchaser. The ability of Purchaser to obtain the Assumption Approval shall not constitute a condition to the Closing, such that the failure to obtain Assumption Approval shall not be a basis for the termination of this Purchase Contract. In the event Purchaser does not elect to assume the Seller's Note Obligation and the other Loan Documents, it is specifically agreed that Seller shall not be obligated to prepay the Seller's Note Obligation until the Closing Date and then only from the proceeds of the Purchase Price and, that Purchaser shall be responsible for the payment of all costs and fees associated with the prepayment of the Seller's Note Obligation, including but not limited to any prepayment penalty or premium imposed by the holder of Seller's Note Obligation.

      4.2 All payments made by Seller under the Loan Documents shall be prorated appropriately so that Seller has made all payments until the Closing Date and Purchaser has made all such payments from and after the Closing Date. Purchaser shall reimburse Seller at Closing for all tax, insurance, and other escrow deposits paid by Seller and then held by Lender in accordance with the Loan Documents. Seller shall indemnify and hold Purchaser harmless from and against all claims, demands, liabilities, and causes of action arising under the Loan Documents before the Closing Date. Purchaser shall indemnify and hold Seller harmless from and against all claims, demands, liabilities, and causes of action arising under the Loan Documents from and after the Closing Date. The foregoing obligations shall survive Closing pursuant to the provisions of Section .

                                    ARTICLE 5

                               FEASIBILITY PERIOD

      5.1 Subject to the terms of Section 5.3 below, for thirty (30) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the
Property:

            5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

            5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

            5.1.3 To ascertain and confirm the suitability of the Property for Purchaser's intended use.

            5.1.4 To review all Materials and, at the offices of the Manager located at the Property, to review and copy (at Purchaser's expense) Seller's books and records relating to the Property (other than reports prepared by Seller for its own use) and all Leases.

      5.2 Purchaser shall have the right to terminate this Purchase Contract for any reason, or no reason, by giving written Notice to Seller on or before 5:00 p.m. Austin, Texas time, on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's obligations under Section 5.3, and Escrow Agent shall promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser shall no longer have any right to terminate this Purchase Contract pursuant to this
ARTICLE 5.

      5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like except those arising from the mere discovery of adverse conditions. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in Seller's reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall exercise commercially reasonable efforts to minimize disruption to the Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain commercial general liability insurance with broad form contractual and personal injury liability endorsements with respect to Purchaser's activities on the Property pursuant to this Section 5.3, with coverages of not less than $1,000,000.00 for injury or death to any one person and $2,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise. The provisions of this Section shall survive the Closing or termination of this Purchase Contract for a period of one (1) year from the Execution Date.

      5.4 Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller twenty-four (24) hours prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use commercially reasonably efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

      5.5 Seller shall deliver to Purchaser, within ten (10) days from the Effective Date, copies of the following (none of which shall include proprietary information of Seller): (a) Seller's form residential lease agreement(s) used at the Property, (b) the Loan Documents and all Property Contracts, (c) any technical, engineering, environmental, ADA and Fair Housing Act compliance and handicapped access reports prepared for Seller by third parties in Seller's possession or control relating to the Property and prepared for Seller by third parties, and (d) those items set forth in Schedule 5.5 (collectively, the "Materials"). If the sale of the Property is not closed by the Closing Date, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

                                    ARTICLE 6

                                      TITLE

      6.1 Seller shall promptly cause to be delivered to Purchaser (a) a preliminary title report or commitment (the "Title Commitment") prepared by Fidelity National Title Insurance Company (the "Title Insurer") to issue an Owner's Policy of Title Insurance (the "Title Policy") insuring title to the Property to be good and indefeasible in the amount of the Purchase Price, subject only to the Permitted Exceptions (described below), together with legible copies of all instruments identified therein as exceptions, and (b) a survey of the Land and Improvements having a date not more than sixty (60) days prior to the Effective Date, prepared in accordance with and complying with the minimum requirements of ALTA, in a form, and certified as of a date satisfactory to the Title Insurer to delete standard survey exceptions from the Title Policy, except for any Permitted Exceptions, and (i) showing all improvements, recorded easements (to the extent locatable), set back lines and such other matters shown as exceptions by the Title Commitments; (ii) showing the right of way for all adjacent public streets; (iii) specifically disclosing whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (iv) containing a perimeter legal description of the Property; (v) certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and (vi) certifying the legal description set forth therein as describing the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract (the "Survey"). On or before ten (10) days following Purchaser's receipt of the Title Commitment, the documents of record reflected therein, and the Survey, Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any conditions of title subject to which Purchaser is not obligated to take the Property pursuant to the provisions of this Purchase Contract (the "Objections") separately specifying and setting forth each such Objection.
Seller shall have no obligation to cure any Objection, but may extend the Closing Date for up to an additional thirty (30) days to cure any such matter. If Seller gives Purchaser notice (the "Response Notice") that Seller is unable or unwilling to cure any Objection set forth in the Objection Notice, or if Seller fails to or does not give Purchaser a Response Notice, Purchaser may, as its exclusive remedy, elect by written notice to Seller, within five (5) Business Days after the Objection Notice is given, either (a) to accept such title as Seller is able to convey without any reduction or abatement of the Purchase Price, or (b) to terminate this Purchase Contract in which event the Deposit shall be returned to Purchaser. If Purchaser fails to give notice of its election to terminate this Agreement within such five (5) business day period, Purchaser shall be deemed to have waived such Objections and to have elected to proceed to close the transactions contemplated by this Purchase Contract. Should any exceptions to Schedule B of the Title Commitment be added thereto after Purchaser's Objection Notice has been given, Purchaser and Seller shall have the same rights, as identified above, with respect to any new exception.

      6.2 All matters disclosed on the Title Commitment which are not objected to in the Objection Notice as timely delivered or which are waived or deemed waived by Purchaser pursuant to the provisions of Section 6.1 above shall be deemed to be Permitted Exceptions, other than (a) the Mortgage, (b) unpaid liens for real estate and personal property taxes for years prior to the fiscal year in which the Closing Date occurs and (c) any other matter which Seller is obligated to pay and discharge at the Closing under this Purchase Contract, and the amount thereof chargeable to Seller, plus interest and penalties thereon, if any, shall be deducted from the Purchase Price on the Closing Date and paid to the Title Insurer for the payment of such matters. Purchaser agrees to accept title to the Land and Improvements subject to the Permitted Exceptions.

      6.3 Seller agrees that Purchaser shall be provided with, and that Seller shall be responsible for payment of the basic premium for the issuance of, the Title Policy to be issued to Purchaser by the Title Insurer at Closing, which shall be issued to Purchaser at Closing subject only to the Permitted Encumbrances and standard printed exceptions as contained in a standard form owner policy of title insurance, provided, however, that the rights of parties in possession exception shall be limited to those parties holding under written leases, and the exceptions pertaining to taxes shall be limited to the year in which the Closing occurs and subsequent taxes and assessments for prior years due to change in use or ownership. Purchaser agrees that it shall be solely responsible for payment of all costs, fees and premiums related to all endorsements or amendments thereof.

      6.4 Notwithstanding the foregoing, any deeds of trust and/or mortgages or other monetary encumbrances, other than the mortgage securing the Seller's Note Obligation (the "Mortgage") and any other Loan Documents of record, shall not be deemed Permitted Exceptions, whether Purchaser gives written notice of such or not, and shall be paid off, satisfied, discharged and/or cured by Seller at or before Closing.

      6.5 Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date (other than Leases and Property Contracts in the ordinary course of business); any such monetary lien or encumbrance so attaching by voluntary act of Seller (hereinafter, a "Voluntary Intervening Lien") shall be discharged by the Seller at or prior to Closing on the Closing Date or any extended Closing Date. Except as expressly provided in this ARTICLE 6, Seller shall not be required to undertake efforts to remove any Objection or other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding, and Seller may elect not to discharge the same; provided, however, if any lien or encumbrance (other than a Voluntary Intervening Lien) attaches to the Property between the date of this Purchase Contract and the Closing Date, Seller shall be required to satisfy or discharge said lien or encumbrance at or prior to the Closing, provided that Seller shall not be required to expend more than $50,000 in connection with such satisfaction or discharge. If the amount required to satisfy or discharge such lien or encumbrance exceeds $50,000, Purchaser shall have the option of either (a) paying the excess amount over $50,000 required to satisfy or discharge such lien, and proceeding to the Closing, or (b) terminating this Purchase Contract, in which case, the Deposit shall be returned and refunded to Purchaser and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3 of this Purchase Contract. Seller shall have no option to terminate this Purchase Contract if Purchaser has elected to pay the amount in excess of $50,000 to satisfy or discharge such lien or encumbrance.

      6.6 Seller shall be responsible for the costs of the Survey initially delivered to Purchaser pursuant to Section 6.1. Purchaser may, at its sole cost and expense, cause the Survey delivered to it by Seller to be revised, updated and/or recertified in accordance with Purchaser's instructions. In such event, an original counterpart of the Survey shall be promptly delivered by Purchaser to Seller and its attorney. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the Deed.

                                    ARTICLE 7

                                     CLOSING

      7.1 Date, Place Of Closing, Prorations, Delinquent Rent and Closing Costs.

            7.1.1 The Closing shall occur on the date which is thirty (30) days following the expiration of the Feasibility Period, provided, however, that (a) Purchaser may extend the Closing Date by an additional thirty (30) days (that is, to a date not later than ninety [90] days following the Effective Date) if
(i) not later than the last day of the Feasibility Period Purchaser has provided Notice to Seller that it has initiated the obtainment of Assumption Approval and is diligently pursuing the same, and (ii) not later than two (2) Business Days prior to the Closing Date Purchaser provides Notice to Seller that, after diligent efforts, it has not yet obtained Assumption Approval and desires to extend the Closing Date in order to continue the pursuit of Assumption Approval; provided further, that, (b) if the Closing date is extended pursuant to the provisions of the preceding clause (a), Purchaser may, not later than two (2) Business Days prior to the Closing Date, further extend the Closing Date by an additional fifteen (15) days (that is, to a date not later than one hundred and five [105] days following the Effective Date) in order to continue the pursuit of Assumption Approval if Assumption Approval has not been obtained by the date of such Notice after diligent efforts, provided that, not later than 2:00 p.m., Austin, Texas time, of the date which is two (2) Business Days prior to the Closing Date, Purchaser delivers to Seller Notice that, after diligent efforts, it has not yet obtained Assumption Approval and desires to extend the Closing Date in order to continue the pursuit of Assumption Approval and delivers to Escrow Agent an additional deposit in the amount of Fifty Thousand and No/100 Dollars ($50,000.00), which deposit shall become a part of, and be applied in the same manner as, the Deposit, then the Closing Date shall be extended to such date. The Closing shall occur through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing, Purchaser shall have the right to accelerate the Closing Date to an earlier date selected by the Purchaser on the condition that
(i) on or before 5:00 p.m., Austin, Texas time, on the date which is not less than fifteen (15) days prior to the accelerated Closing Date selected by Purchaser, Purchaser delivers Notice to Seller that Purchaser is electing to accelerate the Closing Date pursuant to this Section 7.1.1 (which shall include the proposed accelerated Closing Date), and (ii) Seller is able to satisfy all of the conditions to Closing to be satisfied by Seller notwithstanding the acceleration of the Closing Date to such earlier date (it being understood and agreed that Seller shall have no obligation to close on such accelerated Closing Date if such would result in the default of Seller thereunder).

            7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified in Section 7.1.1 above to satisfy a condition to Closing to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.

            7.1.3  All  normal  and  customarily  proratable  items,  including, without limitation, rents and other income from the Property ("Rents"), operating expenses, fees payable to governmental authorities and personal property taxes, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied Security Deposits, if any, shall be transferred by Seller to Purchaser at the Closing or Seller shall be given a credit therefor against the Purchase Price, as Seller may elect. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, provided that any payments under the
Property Contracts have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using the tax rate from the preceding year. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below). Rents and all related charges shall be prorated based on actual collections as of the Closing Date.

            7.1.4 If any of the items subject to proration  hereunder  cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

            7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after Closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which may be withheld in Purchaser's sole discretion), and the delivery of the Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. The provisions of this Section 7.1.5 shall apply during the ninety (90) days following the Closing Date.

            7.1.6 Seller shall pay the cost of all transfer taxes (e.g., excise stamp taxes) and Purchaser shall pay the cost of all recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees but not any other fees and charges of the Title Insurer.

      7.2   Items To Be Delivered Prior To Or At Closing.

            7.2.1 Seller. At Closing, Seller shall deliver to Escrow Agent (for delivery to Purchaser upon the consummation of the Closing), each of the following items, as applicable:

                  7.2.1.1 Special Warranty Deed in the form attached as Exhibit "E" (the "Deed"). The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

                  7.2.1.2 A Bill of Sale without recourse or warranty in the form attached as Exhibit "F", covering all Property Contracts, Leases, Security Deposits, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder.

                  7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit "G" of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

                  7.2.1.4  A closing statement executed by Seller.

                  7.2.1.5 A title affidavit or, at Seller's option, an indemnity, as applicable, in the customary form reasonably acceptable to Seller and Title Insurer to enable Title Insurer to delete the standard exceptions to the title insurance policy to be issued pursuant to the Title Commitment (the "Title Policy") (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing); provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract.

                  7.2.1.6  A  certification  of  Seller's   non-foreign   status
pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

                  7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

                  7.2.1.8  Evidence that the  Management   Agreement   has  been
terminated.

                  7.2.1.9  A Rent  Roll (as  defined  in  Schedule  5.5) for the
Property, updated to the Closing Date and certified by Seller but limited to Seller's knowledge.

                  7.2.1.10 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction.

                  7.2.1.11 To the extent in Seller's possession or control, originals or copies of the Leases, Property Contracts, Permits (other than Excluded Permits), lease files, warranties, guaranties, operating manuals, keys to the Property and Seller's books and records (other than reports prepared by Seller for its own use) regarding the Property.

                  7.2.1.12 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

            7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement or delivery to Seller upon Closing) the following items with respect to the Property being conveyed at such Closing:

                  7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof minus the then outstanding amount of the Seller's Note Obligation, plus any fees or penalties necessary to assume the Seller's Note Obligation, and plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

                  7.2.2.2  A closing statement executed by Purchaser.

                  7.2.2.3 A countersigned counterpart of the Bill of Sale in the form attached as Exhibit "F".

                  7.2.2.4 A countersigned counterpart of the Assignment in the form attached as Exhibit "G".

                  7.2.2.5 Evidence that all conditions precedent to the Assumption Approval, including but not limited to the release of Seller and its affiliate guarantor(s) from all liability under the Loan Documents, have been satisfied.

                  7.2.2.6 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

            7.2.3 Notice to Tenants. At Closing, Seller and Purchaser shall execute and deliver a letter, dated as of the date of Closing and addressed to all Tenants, informing such Tenants of the transfer of the Property and the assignment of the Leases to Purchaser, together with an instruction to pay all amounts due or to become due under the Leases to Purchaser, including an acknowledgment by Purchaser of receipt of all security deposits (specifying the exact dollar amount of the security deposit) and that Purchaser is responsible for the Tenant's security deposit, and in compliance with Section 92.105 of the Texas Property Code. The letter shall be in the form of Exhibit "I" attached hereto.

                                    ARTICLE 8

                    REPRESENTATIONS, WARRANTIES AND COVENANTS
                             OF SELLER AND PURCHASER

      8.1   Representations, Warranties and Covenants Of Seller.

            8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

                  8.1.1.1 Seller is lawfully and duly organized, and, if applicable, in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

                  8.1.1.2 Seller owns indefeasible fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is untrue, Purchaser's remedies shall be limited to the right to terminate this Purchase Contract as provided in Section 6.1 and receive a return of the Deposit, and Seller shall have no other liability as a result thereof other than such liability as may exist after Closing under the covenant of title contained in the Deed);

                  8.1.1.3 There are no parties in possession of the Property, except for occupants, guests and tenants under the Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the right to terminate this Purchase Contract as provided in Section
6.1 and receive a return of the Deposit, and Seller shall have no other liability as a result thereof, either before or after Closing);

                  8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations under this Purchase Contract, and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

                  8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

                  8.1.1.6  To   Seller's   knowledge,   there  are  no  actions,
proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

                  8.1.1.7 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

                  8.1.1.8 Seller has not received any written notice of any proposed taking,condemnation or special assessment with respect to the Property;

                  8.1.1.9 Seller has not received any written notice of any uncured violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property;

                  8.1.1.10 Seller has not received any written notice of any default by Seller under any of the Property Contracts that will not be terminated on the Closing Date;

                  8.1.1.11 Until the Closing Date, Seller agrees to (a) maintain its existing insurance policies covering the Property in full force and effect through the Closing Date, (b) continue to maintain and operate the Property in substantially the same manner as Seller has been operating the Property immediately prior to the Effective Date, (c) cause any of the units on the Property that are vacant as of three days prior to the Closing Date to be in "make ready" condition on the Closing Date, and (d) following the expiration of the Feasibility Period, not enter into any new Lease (i) having a term of less than three (3) months or longer than twelve (12) months, (ii) having a rental rate less than those of similar type and/or size as reflected in the Rent Roll,
(iii) using tenant credit requirements which depart materially from those currently used by Seller, or (iv) which offers any rental discount or lease incentive except those that would be fully realized or paid by Seller before Closing; and

                  8.1.1.12 To Seller's knowledge, all documents relating to the Property that are delivered by Seller to Purchaser in connection with this Purchase Contract, are true, correct and complete in all material respects, and none contain any untrue statement of a material fact or omit to state a material fact.

                  8.1.1.13 At all times from the date of this Agreement to Closing Seller shall keep and perform all of the material obligations to be performed by the landlord under the Leases in the ordinary course of its business consistent with its past practices.

                  8.1.1.14 Not remove any Fixtures and Tangible Personal Property unless it is replaced with a comparable item of equal quality and quantity as existed as of the time of such removal or unless such disposition, substitution or replacement is made in the ordinary course of business.

                  8.1.1.15 Seller shall, subject to the prorations set forth in this Agreement, cause all non-contested trade accounts and costs and expenses of operation and maintenance of the Property incurred prior to the Closing to be promptly paid when due.

                  8.1.1.16 Seller shall not, except for matters related to the health, safety or welfare of the tenants, nor make any material alterations in the Property without the prior written consent of Purchaser.

                  8.1.1.17 To Seller's knowledge, there are no leases, tenancies, licenses or other rights of occupancy or use for any portion of the Property other than the Property Contracts and except as set forth in the Rent Roll.

                  8.1.1.18 Except as set forth on the Rent Roll, no tenant under any of the Leases is entitled to any concession, allowance, rebate or refund.

                  8.1.1.19 To Seller's knowledge, there are no management, service, equipment, supply, security, maintenance, concession or other agreements with respect to or affecting the Property, except for the Property Contracts to be conveyed to Purchaser at Closing.

                  8.1.1.20 To Seller's knowledge, there is no action, suit or proceeding pending or threatened, against or affecting Seller or the Property or any portion thereof arising out of the ownership, management or operation of the Property, in any court or before or by any federal, state, county or municipal department, commission, board, bureau or agency or other governmental instrumentality, except those set forth on the list of pending or threatened litigation provided to Purchaser, if any.

                  8.1.1.21 At all times from the Effective Date of this Agreement to Closing Seller shall keep and perform all of its obligations under the Loan Documents.

            8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and except for Seller's representations, warranties and covenants in this Agreement, is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed and the representations set forth in this ARTICLE 8). If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, but, excluding the Rent Roll, the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, attorneys, representatives, successors, assigns or predecessors-in-interest. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract.

            8.1.3 Seller agrees that Purchaser shall be entitled to rely on the foregoing representations and warranties made by Seller herein and that Purchaser has so relied. Seller and Purchaser agree that those representations and warranties contained in Section 8.1 shall survive Closing for a period of one (1) year (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to the representations and warranties contained herein except to the extent that Purchaser has filed a lawsuit against Seller during the Survival Period for breach of any representation or warranty. In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.

            8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the "Designated Representative" (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to (a) Harry Alcock, or (b) Jessica Cordero, of Manager (the "Designated Representative").

      8.2   Representations And Warranties Of Purchaser

            8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

                  8.2.1.1 Purchaser is a limited partnership duly organized and validly existing under the laws of Texas.

                  8.2.1.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder.

                  8.2.1.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

                  8.2.1.4  Purchaser  is  (or  at  the  Closing  will  be)  duly authorized  to execute  and  deliver,  acting  through  its duly  empowered  and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of its organizational documents, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

                  8.2.1.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

            8.2.2 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property except for Broker.



                                    ARTICLE 9

                         CONDITIONS PRECEDENT TO CLOSING

      9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

            9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser and consistent with the terms of this Agreement;

            9.1.2 Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date (and Purchaser shall be permitted to perform an inspection of the Property immediately prior to the Closing Date to verify same);

            9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

            9.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding or shall have been in the last 6 months a debtor in any bankruptcy proceeding;

            9.1.5 A taking of all or any part of the Property must not have been commenced or threatened in writing;

            9.1.6 The actual occupancy level of the Property shall not have decreased by more than ten percent (10%) from the actual occupancy level on the Effective Date;

            9.1.7 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above. If any of the above conditions is not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Purchaser may, at its option (a) extend the Closing Date to permit satisfaction of such condition,
(b) waive such condition and proceed to Closing and accept title to the Property with an agreed-upon offset or deduction from the Purchase Price (assuming Seller and Purchaser can agree upon such offset or deduction amount, and neither party has any obligation to come to an agreement), (c) waive such condition and proceed to Closing and accept title to the Property without any offset or deduction from the Purchase Price, or (d) notify Seller of Purchaser's election to terminate this Purchase Contract and receive a return of the Deposit from the Escrow Agent in accordance with the provisions of ARTICLE 12 hereof provided, however, that in the case of the failure of the representations and warranties contained in Section 8.1.1.2 to be true and correct on the Closing Date, or the failure to satisfy the conditions in Sections 9.1.5 and/or 9.1.6, Purchaser shall have no rights or remedies under the provisions of ARTICLE 12 other than to receive a return of the Deposit as its sole and exclusive remedy.

      9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation with respect to the conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

            9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

            9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

            9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

            9.2.4 Notwithstanding anything to the contrary, there are no other conditions on Seller's obligation to Close except as expressly set forth above. If any of the above conditions is not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Seller may, at its option
(a) extend the Closing Date to permit satisfaction of such condition, (b) waive such condition and proceed to Closing, or (c) notify Purchaser of Seller's election to terminate this Purchase Contract and receive the Deposit from the Escrow Agent which Seller shall retain as liquidated damages, as its sole and exclusive remedy hereunder, in accordance with the provisions of ARTICLE 12 hereof, provided, however, that in the case of any failure to satisfy the condition contained in Section 9.2.3 above due to the action or threat of action of a party other than Purchaser (or an affiliate or assignee of Purchaser), and all of the other conditions of Seller's obligation to close have been satisfied, Seller shall not be entitled to receipt of the Deposit but the Deposit shall be returned to Purchaser by the Escrow Agent.

                                   ARTICLE 10

                                    BROKERAGE

      10.1 Seller represents and warrants to Purchaser that it has dealt only with Patrick Slavin of Hendricks & Partners ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.

      10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

      10.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

      10.4 The Texas Real Estate License Act requires written notice to Purchaser from any licensed real estate broker or salesman who is to receive a commission from Purchaser that Purchaser should have an attorney of its own selection examine an abstract of title to the property being acquired or that Purchaser should be furnished with or should obtain a title insurance policy. Notice to that effect is, therefore, hereby given to Purchaser on behalf of Broker.

                                   ARTICLE 11

                                   POSSESSION

      11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's earlier right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12

                              DEFAULTS AND REMEDIES

      12.1 In the event Purchaser is obligated, but fails or refuses to close the transaction contemplated by this Purchase Contract, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser so terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, as Seller's sole and exclusive remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment of the Deposit as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect the Deposit as liquidated damages.

      12.2 If the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to either (a) terminate this Purchase Contract and receive reimbursement of the Deposit and Purchaser's actual and verified out of pocket expenses incurred in connection with the transaction contemplated herein (but not exceeding $200,000.00 in the aggregate) or (b) enforce specific performance of this Purchase Contract, provided, however, that in the case of the breach of the representations and warranties contained in Section 8.1.1.2 to be true and correct on the Closing Date, or in the case of the failure of Seller to satisfy the conditions in Sections 9.1.5 and/or 9.1.6, Purchaser shall have no rights or remedies under the provisions of this Section 12.2 other than to receive a return of the Deposit as its sole and exclusive remedy.

                                   ARTICLE 13

                            RISK OF LOSS OR CASUALTY

      13.1 In the event that the Property is damaged or destroyed by fire or other casualty after the Effective Date but prior to Closing, and the cost of repair is more than $200,000, then Seller will have no obligation to repair such damage or destruction and, at Purchaser's option, this Agreement shall terminate. In the event Purchaser elects not to terminate this Agreement, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding any such damage or destruction, and Purchaser shall receive, at Closing all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith), but only to the extent the damage or destruction has not been repaired by Seller out of the insurance proceeds.

      13.2 In the event that the Property is damaged or destroyed by fire or other casualty after the Effective Date but prior to the Closing, and the cost of repair is less than $200,000, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding the damage or destruction; provided, however, at Purchaser's option, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect such repairs, then Purchaser shall receive at Closing all insurance proceeds pertaining thereto to the extent that such proceeds relate to work not performed as of the Closing Date (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith if the repairs have not yet been commenced), but only to the extent the damage or destruction has not been repaired by Seller out of the insurance proceeds. If the damage to the Property contemplated under Section 13.1 or this Section 13.2 includes damage to individual apartment units which render such units uninhabitable, and the Closing occurs prior to the complete repair of such apartment units, Seller shall reimburse Purchaser for rents lost as result of the casualty by paying to Purchaser the Rent Amount upon the issuance of a final certificate of occupancy for each building or portion of the Property containing the damaged units. "Rent Amount" means the amount of rent which would have been payable (at Seller's then-current rental rates) for the units made uninhabitable by the casualty for the period of time they will be so uninhabitable (as reasonably determined by Seller and Purchaser) multiplied by 93%.

                                   ARTICLE 14

                           LEAD-BASED PAINT DISCLOSURE

      14.1 Seller and Purchaser hereby acknowledge completion of the Lead-Based Paint Disclosure form attached as Exhibit "J" hereto and the delivery of such executed form prior to the Effective Date.

                                   ARTICLE 15

                                 EMINENT DOMAIN

      15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of notice of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award.

                                   ARTICLE 16

                                  MISCELLANEOUS

      16.1  Exhibits And Schedules

      All Exhibits and Schedules, whether or not annexed hereto, are a part of this Purchase Contract for all purposes.

      16.2  Assignability

      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser
Contract to one or more entities so long as (i) Purchaser or its affiliate remains a part of the purchasing entity(ies), and (ii) Purchaser is not released from its liability hereunder.

      16.3  Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

      16.4  Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

      16.5  Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

      16.6  Notices

      All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or a nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) Business Day following the date of mailing, or (iv) if sent by telecopier, then on the actual date of delivery (as evidenced by a telecopier confirmation) provided that a copy of the telecopy and confirmation is also sent by U.S. mail, addressed as follows:

            If to Seller:                     If to Purchaser:

            CONCAP STRATFORD ASSOCIATES, LTD. FIRST WORTHING COMPANY
            2000 South Colorado Boulevard     LIMITED
            Tower Two, Suite 2-1000           8144 Walnut Hill Lane
            Denver, Colorado 80222            Suite 550
            Attn:  Mr. Harry Alcock           Dallas, Texas 75231
            Telephone No. (303) 691-4344      Attn: Greg Cason
            Facsimile No. (303) 691-5662      Telephone No. (214) 739-8141
                                              Facsimile No. (214) 369-4130

                  And                               With a copy to

            Argent Real Estate                Munsch Hardt Kopf & Harr, P.C.
            1401 Brichell Avenue              4000 Fountain Place
            Suite 520                         1445 Ross Avenue
            Miami, Florida 33131              Dallas, Texas 75202-2790
            Attn:  David Marquette            Attn: Mark Stetler
            Telephone No. (305) 371-9299      Telephone: (214) 855-7530
            Facsimile No. (305) 374-2386      Facsimile No. (214) 978-4386




                  With a copy to

            Jackson Walker L.L.P.
            112 E. Pecan
            Suite 2100
            San Antonio, Texas 78205
            Attn:  Eileen E. Scherlen, Esq.
            Telephone No. (210) 978-7784
            Facsimile No. (210) 978-7790

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

      16.7  Governing Law And Venue

      The laws of the State in which the Land is located shall govern the validity, construction, enforcement, and interpretation of this Purchase
Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

      16.8  Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

      16.9  Severability

      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

      16.10 Multiple Counterparts

      This  Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterpart.

      16.11 Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

      16.12 Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

      16.13 Confidentiality

      Purchaser shall not disclose the purchase price or specific contract terms contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract
(i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's partners, public officials, lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

      16.14 Time Of The Essence

      It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

      16.15 Cumulative Remedies And Waiver

      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred except as expressly stated otherwise, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

      16.16 Litigation Expenses

      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the non-prevailing party its reasonable attorneys' fees and expenses incidental to such litigation.

      16.17 Time Periods

      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

      16.18 Exchange

      At Seller's sole cost and expense, Seller may structure and consummate the sale of the Property to Purchaser as part of a like-kind exchange (an "Exchange") intended to qualify under ss. 1031 of the Internal Revenue Code of 1986, as amended, provided that: (a) the Closing shall not be delayed or affected by reason of an Exchange; (b) Seller shall effect an Exchange through an assignment of this Agreement, and its rights under this Agreement, to a qualified intermediary; and (c) Purchaser shall not be required to take an assignment of the agreement relating to the exchange property or be required to acquire or hold title to any real property for purposes of consummating an Exchange. Purchaser shall cooperate fully and promptly with Seller's conduct of the Exchange, provided that all costs and expenses generated in connection with the Exchange shall be borne solely by Seller. If Seller uses a qualified intermediary to effectuate the Exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Exchange.

      16.19 No Personal Liability of Officers, Trustees or Directors of Seller's Partners

      Purchaser acknowledges that this Agreement is entered into by Seller which is a Texas limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

      16.20 No Personal Liability of Officers,Trustees or Directors of Purchaser

      Seller acknowledges that this Agreement is entered into by Purchaser which is a Texas limited partnership and Seller agrees that no individual officer, trustee, director or representative of Purchaser shall have any personal liability under this Agreement or any document executed in connection with this Agreement.

      16.21 No Exclusive Negotiations

      Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

      16.22 DTPA WAIVER.

      IT IS THE INTENT OF SELLER AND PURCHASER THAT THE RIGHTS AND REMEDIES WITH RESPECT TO THE TRANSACTION CONTEMPLATED BY THIS AGREEMENT SHALL BE GOVERNED BY LEGAL PRINCIPLES OTHER THAN THE TEXAS DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT. ACCORDINGLY, TO THE MAXIMUM EXTENT APPLICABLE AND PERMITTED BY LAW (AND WITHOUT ADMITTING SUCH APPLICABILITY), PURCHASER HEREBY WAIVES THE PROVISIONS OF THE TEXAS DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT, CHAPTER 17, SUBCHAPTER 3 (OTHER THAN SECTION 17.555, WHICH IS NOT WAIVED), TEXAS BUSINESS AND COMMERCE CODE, A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTIONS. FOR PURPOSES OF THE WAIVERS SET FORTH IN THIS AGREEMENT, PURCHASER HEREBY WARRANTS AND REPRESENTS UNTO SELLER THAT (A) PURCHASER HAS KNOWLEDGE AND EXPERIENCE IN FINANCIAL AND BUSINESS MATTERS THAT ENABLE IT TO EVALUATE THE MERITS AND RISKS OF THE TRANSACTION CONTEMPLATED UNDER THIS AGREEMENT, (B) PURCHASER IS NOT IN A SIGNIFICANTLY DISPARATE BARGAINING POSITION WITH SELLER REGARDING THE TRANSACTIONS CONTEMPLATED UNDER THIS AGREEMENT, (C) PURCHASER IS REPRESENTED BY LEGAL COUNSEL THAT IS SEPARATE AND INDEPENDENT OF SELLER AND SELLER'S LEGAL COUNSEL AND (D) PURCHASER HAS CONSULTED WITH PURCHASER'S LEGAL COUNSEL REGARDING THIS AGREEMENT PRIOR TO PURCHASER'S EXECUTION OF THIS AGREEMENT AND VOLUNTARILY CONSENTS TO THIS WAIVER.

                       [Remainder of Page Intentionally Left Blank]

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.


                                     Seller:


                                    CONCAP STRATFORD ASSOCIATES, LTD.,
                                    a Texas limited partnership

                                    By:   ConCap CCP/IV Stratford
                                          Properties, Inc., a Texas corporation,
                                          its general partner


                                       By:
                                            Harry Alcock
                                            Execute Vice President


                                   Purchaser:


                                    FIRST WORTHING COMPANY LIMITED
                                    a Texas limited partnership

                                    By:   SWG Central, Inc.
                                          a Texas corporation, General Partner


                                       By:
                                          Name:
                                          Title:

                                TABLE OF CONTENTS


                                                                           Page


ARTICLE 1   DEFINED TERMS...................................................2

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................5

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................5

ARTICLE 4   FINANCING.......................................................6

ARTICLE 5   INSPECTIONS.....................................................5

ARTICLE 6   TITLE...........................................................9

ARTICLE 7   CLOSING........................................................11

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS
            OF SELLER AND PURCHASER........................................16

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING................................21

ARTICLE 10  BROKERAGE......................................................22

ARTICLE 11  POSSESSION.....................................................23

ARTICLE 12  DEFAULTS AND REMEDIES..........................................23

ARTICLE 13  RISK OF LOSS OR CASUALTY.......................................24

ARTICLE 14  LEAD-BASED PAINT DISCLOSURE....................................21

ARTICLE 15  EMINENT DOMAIN.................................................25

ARTICLE 16  MISCELLANEOUS..................................................25

                                                                 Exhibit 10.83

                                 FIRST AMENDMENT
                          TO PURCHASE AND SALE CONTRACT

      THIS FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is entered into as of the 26th day of October, 2000, by and between CONCAP STRATFORD ASSOCIATES, LTD., a Texas limited partnership ("Seller"), and FIRST WORTHING COMPANY LIMITED, a Texas corporation ("Purchaser").

                                    RECITALS:

      A. Purchaser and Seller have entered into that certain Purchase and Sale Contract (the "Purchase Contract") dated as of September __, 2000, covering certain parcels of real property located in Travis County, Texas, as more particularly described in the Purchase Contract.

      B. Purchaser and Seller desire to amend the Purchase Contract in certain respects, as set forth below.

      C. All capitalized terms used but not defined in this Amendment shall have the meaning ascribed to them in the Purchase Contract.

                                   AGREEMENTS:

      FOR TEN DOLLARS AND OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH IS HEREBY ACKNOWLEDGED, Purchaser and Seller hereby agree as follows:

      1. The introductory paragraph to the Purchase Contract is hereby modified and amended so that the Effective Date of the Purchase Contract shall be September 26, 2000.

      2. Section 5.1 of the Purchase Contract is hereby modified and amended to extend the expiration of the Feasibility Period from thirty (30) calendar days following the Effective Date to October 27, 2000.

      3. Except as expressly modified by this Amendment, the Purchase Contract is in full force and effect as originally written.

      4. This Amendment may be executed (a) by facsimile transmission, the same of which will be treated as an original, and (b) in one or more counterparts, each of which shall be deemed an original and all of which combined shall constitute one and the same instrument.

      5. Each of the parties executing this Amendment represents and warrants that it has been fully authorized and has the requisite authority to bind the respective party to the terms hereof.



      IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first set forth above.


                                     Seller:


                                    CONCAP STRATFORD ASSOCIATES, LTD., a
                                    Texas limited partnership

                                    By:   ConCap CCP/IV Stratford
                                          Properties, Inc., a Texas
                                          corporation,
                                          its general partner


                                          By:
                                                Harry Alcock
                                                Execute Vice President


                                   Purchaser:


                                    FIRST WORTHING COMPANY LIMITED,
                                    a Texas limited partnership

                                    By:   SWG Central, Inc.,
                                          a Texas corporation, General Partner


                                          By:
                                                Gregory A. Cason
                                                Executive Vice President

                                                                   Exhibit 10.84

                       REINSTATEMENT AND SECOND AMENDMENT
                          TO PURCHASE AND SALE CONTRACT

      THIS REINSTATEMENT AND SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is entered into as of the 31st day of October, 2000, by and between CONCAP STRATFORD ASSOCIATES, LTD., a Texas limited partnership ("Seller"), and FWC APARTMENT ACQUISITION COMPANY, L.P., a Texas limited partnership ("Purchaser").

                                    RECITALS:

      A. Seller and Purchaser's predecessor have entered into that certain Purchase and Sale Contract (the "Purchase Contract") dated as of September 26, 2000, covering certain parcels of real property located in Travis County, Texas, as more particularly described in the Purchase Contract.

      B. First Worthing Company Limited, the original "Purchaser" under the Contract, has assigned all of its rights and obligations under the Purchase Contract to Purchaser.

      C. The Purchase Contract was amended and modified by that certain First Amendment to Purchase and Sale Contract, dated as of October 26, 2000, by and between Purchaser and Seller.

      D.    Purchaser terminated the Purchase Contract on October 27, 2000.

      E. Purchaser and Seller desire to reinstate and amend the Purchase Contract in certain respects, as set forth below.

      F. All capitalized terms used but not defined in this Amendment shall have the meaning ascribed to them in the Purchase Contract.

                                   AGREEMENTS:

      FOR TEN DOLLARS AND OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH IS HEREBY ACKNOWLEDGED, Purchaser and Seller hereby agree as follows:

      1. The introductory clause of Section 3.1 of the Purchase Contract is hereby amended and restated in its entirety as follows:

            The total purchase price ("Purchase Price") for the Property shall be Seven Million Six Hundred Thousand and No/100 Dollars ($7,600,000.00), which shall be paid by Purchaser, as follows:

      2.    Section  4.1  of  the  Purchase   Contract  is  hereby  amended  and
restated in its entirety as follows:

            4.1 Seller has advised Purchaser that, as of the Effective Date, the Property is encumbered by certain liens securing the Seller's Note Obligation. Subject to any restrictions on assumption that may be set forth in the documents evidencing or pertaining to the Seller's Note Obligation, including but not limited to the Mortgage (all of said documents being collectively referred to herein as the "Loan Documents"), Purchaser intends to seek the obtainment of the approval of the Mortgagee to (i) the transfer of the Property to Purchaser and the assumption by Purchaser of Seller's obligations under the Seller's Note Obligation and the other Loan Documents, effective as of the Closing Date, and (ii) the release of Seller and its affiliate guarantor(s) from all liability with respect to the Seller's Note Obligation and the other Loan Documents, effective as of the Closing Date (collectively referred to herein as the "Assumption Approval"). Purchaser agrees that it shall diligently pursue the obtainment of Loan Approval and, in connection therewith, Seller and Purchaser shall cooperate in the preparation and submission of all necessary applications and notices to the Mortgagee for the Assumption Approval. Purchaser agrees to promptly comply with all reasonable requests of the Mortgagee in connection with the obtaining of the Assumption Approval, including providing all financial statements and other documents reasonably requested by the Mortgagee. Any and all amounts or fees due and payable in connection with the assumption of the Seller's Note Obligation and the other Loan Documents, and the release of Seller and its affiliate guarantor(s) (other than scheduled payments of principal, interest, escrows, and reserves due prior to the Closing Date) shall be paid by Purchaser. The ability of Purchaser to obtain the Assumption Approval shall not constitute a condition to the Closing, such that the failure to obtain Assumption Approval shall not be a basis for the termination of this Purchase Contract; provided, however, if Assumption Approval is (i) conditioned on a material change in the terms of the Loan Documents not contemplated by Section 21(c)(5) of the Mortgage; (ii) denied based on standards of eligibility, credit, management or other standards, as contemplated by Section 21(c)(3)of the Mortgage, which are materially different than those customarily applied by the Mortgagee at the time of the proposed transfer of the Property to Purchaser for approval of similar mortgages or multifamily properties; or (iii) denied for a reason or reasons other than as contemplated by the provisions of Section 21 of the Mortgage (in any such case, an "Arbitrary Denial of Assumption Approval"), then Purchaser may elect by written Notice to Seller to terminate this Purchase Contract within five (5) Business Days of Purchaser's receipt of the Mortgagee's Arbitrary Denial of Assumption Approval, in which event the Deposit shall be returned to Purchaser and neither Seller nor Purchaser shall have any further obligation or liability to the other under this Purchase Contract (except as provided in Section 5.3 hereof). In the event Purchaser does not elect to terminate this Purchase Contract, it is specifically agreed that Seller shall not be obligated to prepay the Seller's Note Obligation until the Closing Date and then only from the proceeds of the Purchase Price and, that Purchaser shall be responsible for the payment of all costs and fees associated with the prepayment of the Seller's Note Obligation, including but not limited to any prepayment penalty or premium imposed by the holder of Seller's Note Obligation.

      3.    Section 9.1 of the Purchase Contract is hereby amended to:

(a)   add, as a new Section 9.1.7, the following:

                        9.1.7. Purchaser shall not have received from the Mortgagee a written Arbritrary Denial of Assumption Approval.

            and

            (b)  to renumber the old Section 9.1.7 as Section 9.1.8

      4. Except as expressly modified by this Amendment, the Purchase Contract is in full force and effect as originally written.

      4. This Amendment may be executed (a) by facsimile transmission, the same of which will be treated as an original, and (b) in one or more counterparts, each of which shall be deemed an original and all of which combined shall constitute one and the same instrument.

      5. Each of the parties executing this Amendment represents and warrants that it has been fully authorized and has the requisite authority to bind the respective party to the terms hereof.



                    [Rest of page intentionally left blank]

        IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first set forth above.


                                     Seller:


                                    CONCAP STRATFORD ASSOCIATES, LTD., a Texas limited partnership

                                    By:   ConCap CCP/IV Stratford
                                          Properties, Inc., a Texas
                                          corporation,
                                          its general partner


                                          By:
                                                Harry Alcock
                                                Execute Vice President


                                   Purchaser:


                                    FWC ACQUISITION COMPANY, L.P.,
                                    a Texas limited partnership

                                    By:   FWC Operation GP, LLC,
                                          a Texas limited liability company,
                                          its general partner

                                          By:
                                          Name:
                                          Title: