Form 10QSB
period 2001-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2001-05-14
CIK 355804

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)



                                                            March 31,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $  3,239        $ 6,377
   Receivables and deposits                                     1,063          1,854
   Restricted escrows                                             786            900
   Other assets                                                 1,719          1,497
   Investment properties:
      Land                                                     10,907         10,907
      Buildings and related personal property                 121,538        120,607
                                                              132,445        131,514
      Less accumulated depreciation                          (104,292)      (103,272)
                                                               28,153         28,242
                                                             $ 34,960      $ 38,870
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 397         $ 1,021
   Tenant security deposit liabilities                            505            488
   Accrued property taxes                                         667          1,311
   Other liabilities                                            1,532          1,510
   Distribution payable                                           506            402
   Mortgage notes payable                                      71,660         71,791
                                                               75,267         76,523
Partners' Deficit
   General partners                                             (6,911)       (6,798)
   Limited partners (342,773 units issued and
      outstanding)                                            (33,396)       (30,855)
                                                              (40,307)       (37,653)
                                                             $ 34,960      $ 38,870

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                             2001           2000
Revenues:
   Rental income                                           $ 6,580         $ 6,879
   Other income                                                545             520
      Total revenues                                         7,125           7,399

Expenses:
   Operating                                                 2,713           2,758
   General and administrative                                  399             456
   Depreciation                                              1,020           1,029
   Interest                                                  1,404           1,441
   Property taxes                                              438             496
      Total expenses                                         5,974           6,180

Income before extraordinary item                             1,151           1,219
Extraordinary loss on early extinguishment of debt              --             (59)

Net income                                                 $ 1,151         $ 1,160

Net income allocated to general partners (4%)                $ 46           $ 46
Net income allocated to limited partners (96%)               1,105           1,114

                                                           $ 1,151         $ 1,160
Per limited partnership unit:
  Income before extraordinary item                          $ 3.22         $ 3.41
  Extraordinary loss on early extinguishment of debt            --           (0.16)

Net income                                                  $ 3.22         $ 3.25

Distribution per limited partnership unit                  $ 10.64         $ 11.55

            See Accompanying Notes to Consolidated Financial Statements

c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 1999                   342,773       $(6,634)    $(28,254)   $(34,888)

Distributions to partners                   --          (165)      (3,958)      (4,123)

Net income for the three months
   ended March 31, 2000                     --            46        1,114       1,160

Partners' deficit
   at March 31, 2000                   342,773       $(6,753)    $(31,098)   $(37,851)

Partners' deficit at
   December 31, 2000                   342,773       $(6,798)    $(30,855)   $(37,653)

Distributions to partners                   --          (159)      (3,646)     (3,805)

Net income for the three months
   ended March 31, 2001                     --            46        1,105       1,151

Partners' deficit at
   March 31, 2001                      342,773       $(6,911)    $(33,396)   $(40,307)

            See Accompanying Notes to Consolidated Financial Statements


d)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2001        2000
Cash flows from operating activities:
  Net income                                                      $ 1,151      $ 1,160
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   1,020        1,029
     Amortization of loan costs                                        61           74
     Extraordinary loss on early extinguishment of debt                --           59
     Change in accounts:
      Receivables and deposits                                        791          772
      Other assets                                                   (283)        (200)
      Accounts payable                                               (624)        (351)
      Tenant security deposit liabilities                              17            2
      Accrued property taxes                                         (644)        (474)
      Other liabilities                                                22          146
        Net cash provided by operating activities                   1,511        2,217

Cash flows from investing activities:
  Property improvements and replacements                             (931)        (437)
  Net withdrawals from restricted escrows                             114          243
  Net insurance proceeds from casualties                               --          222
        Net cash (used in) provided by investing activities          (817)          28

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (131)        (104)
  Repayment of mortgage note payable                                   --       (7,836)
  Proceeds from mortgage note payable                                  --        9,485
  Prepayment penalties paid                                            --          (29)
  Loan costs paid                                                      --         (272)
  Distribution to partners                                         (3,701)      (4,734)
        Net cash used in financing activities                      (3,832)      (3,490)

Net decrease in cash and cash equivalents                          (3,138)      (1,245)

Cash and cash equivalents at beginning of period                    6,377        8,921

Cash and cash equivalents at end of period                        $ 3,239      $ 7,676

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,342,000 and $1,314,000 for the three months ended March 31, 2001 and 2000, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $104,000 and $3,491,000 for non-cash activity for the three months ended March 31, 2001 and 2000, respectively.

            See Accompanying Notes to Consolidated Financial Statements


e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $366      $375
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   and operating expenses)                                         255       139
 Partnership management fee (included in general and
   administrative expenses)                                        103       207
 Loan costs (included in other assets)                              --        95

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $366,000 and $375,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $255,000 and $139,000 for the three months ended March 31, 2001 and 2000, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $103,000 and $207,000 under this provision of the Partnership Agreement to the General Partner during the three months ended March 31, 2001 and 2000, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $95,000 for loan costs related to the refinancing of two of the Partnership's properties during the three months ended March 31, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner earned a real estate commission of approximately $228,000. The commission is accrued at March 31, 2001 and will be paid during the second quarter of 2001. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 184,168.50 limited partnership units in the Partnership representing 53.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.73% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared distributions of approximately $1,188,000 (approximately $1,140,000 to the limited partners or $3.33 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $104,000 of the sales proceeds of Stratford Place Apartments is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $7,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Subsequent to March 31, 2001, the Partnership declared and paid distributions of approximately $1,303,000 (approximately $1,251,000 to the limited partners or $3.65 per limited partnership unit) from operations.

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

In addition, the Partnership declared a distribution of approximately $4,123,000 (approximately $3,958,000 to the limited partners or $11.55 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,724,000 (approximately $1,655,000 to the limited partners or $4.83 per limited partnership unit) of refinance proceeds from The Apartments and Citadel Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $2,399,000 (approximately $2,303,000 to the limited partners or $6.72 per limited partnership unit) from operations. Approximately $632,000 of this distribution was paid to affiliates of the General Partner during the quarter ended March 31, 2000. The remaining $3,491,000 was paid subsequent to March 31, 2000.

Note D - Casualty Gains

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

Note E - Extraordinary Loss on Early Extinguishment of Debt

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

Note F - Change in Accounting Estimate

During the first quarter 2001, certain accruals of approximately $90,000 established related to the sale of Stratford Place Apartments in December 2000 were reversed due to actual costs being less than anticipated. This accrual reversal is included as a reduction of operating expenses in the three month period ended March 31, 2001.

Note G - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of fifteen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Apartments                                90%        94%
        Omaha, NE
      Arbours of Hermitage Apartments               92%        94%
        Nashville, TN
      Briar Bay Racquet Club Apartments             97%        97%
        Miami, FL
      Chimney Hill Apartments                       95%        94%
        Marietta, GA
      Citadel Apartments                            89%        93%
        El Paso, TX
      Citadel Village Apartments                    94%        95%
        Colorado Springs, CO
      Foothill Place Apartments                     97%        95%
        Salt Lake City, UT
      Knollwood Apartments                          92%        93%
        Nashville, TN
      Lake Forest Apartments                        83%        91%
        Omaha, NE
      Nob Hill Villa Apartments                     89%        98%
        Nashville, TN
      Point West Apartments                         95%        99%
        Charleston, SC
      Post Ridge Apartments                         88%        94%
        Nashville, TN
      Rivers Edge Apartments                        97%        99%
        Auburn, WA
      South Port Apartments                         94%        97%
        Tulsa, OK
      Village East Apartments                       94%        97%
        Cimarron Hills, CO

The decrease in occupancy at The Apartments, Citadel Apartments, Lake Forest Apartments, Point West Apartments, Post Ridge Apartments, South Port Apartments, Nob Hill Villa Apartments, and Village East Apartments is due to increased competition and changing economic conditions in their respective local markets.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001, totaled approximately $1,151,000 as compared to net income of approximately $1,160,000 for the corresponding period of 2000. The decrease in net income for the three months ended March 31, 2001, is due to a decrease in total revenues partially offset by a decrease in total expenses and an extraordinary loss on early extinguishment of debt. Total revenues and total expenses decreased largely due to the sale of Stratford Place in December 2000. Excluding Stratford Place Apartments' operations, total revenues increased for the Partnership's remaining properties, offset by an increase in total expenses for the three months ended March 31, 2001.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and an increase in other income. Rental income increased due to increased average rental rates at all of the Partnership's properties partially offset by a decrease in average occupancy at The Apartments, Citadel Apartments, Lake Forest Apartments, Point West Apartments, Post Ridge Apartments, South Port Apartments, Village East Apartments, Nob Hill Villa Apartments, and Rivers Edge Apartments. Other income increased primarily due to increased utility reimbursements and interest income.

Total expenses on the remaining properties increased due to an increase in operating, depreciation, and interest expenses, partially offset by decreases in extraordinary losses on early extinguishment of debt and general and administrative expense. Operating expenses increased due primarily to increased utility bills due to the sharp increase in fuel prices and payroll expenses at many of the Partnership's properties. Depreciation expense on the remaining properties increased due to capital improvements completed during the past twelve months. The increase in interest expense is primarily due to the new financing at River's Edge Apartments in August 2000 with an increased debt balance. General and administrative expenses decreased due to a decrease in the 9% management fee on distributions from operating cash flows for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 partially offset by increases in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership held cash and cash equivalents of approximately $3,239,000, compared to approximately $7,676,000 at March 31, 2000. Cash and cash equivalents decreased approximately $3,138,000 for the three months ended March 31, 2001 from the Partnership's year ended December 31, 2000. This net decrease was comprised of approximately $3,832,000 of cash used in financing activities and approximately $817,000 of cash used in investing activities partially offset by approximately $1,511,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and payments of the mortgages encumbering some of the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $35,000 on budgeted capital improvements at the property, consisting primarily of structural and plumbing improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $152,000 for 2001 at this property which consists primarily of floor covering and appliance replacements.

Arbours of Hermitage Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $201,000 on budgeted capital improvements at the property, consisting primarily of fence enhancements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $607,000 for 2001 at this property which consist primarily of floor covering replacements and structural enhancements.

Briar Bay Racquet Club Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $71,000 on budgeted capital improvements at the property, consisting primarily of plumbing enhancements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $100,000 for 2001 at this property which consist primarily of plumbing enhancements, structural enhancements, swimming pool upgrades, and floor covering replacements.

Chimney Hill Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $47,000 on budgeted capital improvements at the property, consisting primarily of floor covering replacements and cabinet and countertop replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $126,000 for 2001 at this property which consist primarily of floor covering and appliance replacements and interior building improvements.

Citadel Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $21,000 on budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $77,000 for 2001 at this property which consist primarily of floor covering replacements and other building improvements.

Citadel Village Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $15,000 on budgeted capital improvements at the property, consisting primarily of floor covering replacements and maintenance equipment upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $34,000 for 2001 at this property which consist primarily of floor covering and appliance replacements.

Foothill Place Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $193,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of floor covering replacements, appliance replacements, water heater replacements, interior building improvements, and major landscaping. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $144,000 for 2001 at this property which consist primarily of interior decoration and floor covering replacements.

Knollwood Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $66,000 on budgeted capital improvements at the property, consisting primarily of floor covering replacements and interior building improvements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $108,000 for 2001 at this property which consist primarily of floor covering and appliance replacements and countertop replacements.

Lake Forest Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $29,000 on budgeted capital improvements at the property, consisting primarily of floor covering replacements and electrical upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $86,000 for 2001 at this property which consist primarily of floor covering replacements, and water heater replacements.

Nob Hill Villa Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $58,000 on budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements and cabinet and countertop upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $875,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements, clubhouse renovations, roof replacements, interior decoration and structural improvements.

Point West Apartments

During  the  three  months  ended  March 31,  2001,  the  Partnership  completed approximately $8,000 on budgeted capital improvements at the property, consisting primarily of floor covering replacements. These improvements were funded from the Partnership's operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $33,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

Post Ridge Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $53,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of carpet and appliance replacements, structural upgrades and parking area upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $41,000 for 2001 at this property which consist primarily of carpet replacements and appliance replacements.

Rivers Edge Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $15,000 on budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $55,000 for 2001 at this property which consist primarily of floor covering and appliance replacements.

South Port Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $107,000 on budgeted and non-budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements and HVAC replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $66,000 for 2001 at this property which consists primarily of floor covering and appliance replacements.

Village East Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $12,000 on budgeted capital improvements at the property, consisting primarily of floor covering replacements and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $38,000 for 2001 at this property which consists of floor covering and appliance replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $71,660,000 matures at various dates between 2003 and 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

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

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $1,188,000 (approximately $1,140,000 to the limited partners or $3.33 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $104,000 of the sales proceeds of Stratford Place Apartments is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $7,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Subsequent to March 31, 2001, the Partnership declared and paid distributions of approximately $1,303,000 (approximately $1,251,000 to the limited partners or $3.65 per limited partnership unit) from operations.

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

In addition, the Partnership declared a distribution of approximately $4,123,000 (approximately $3,958,000 to the limited partners or $11.55 per limited partnership unit) in the first quarter of 2000, consisting of approximately $1,724,000 (approximately $1,655,000 to the limited partners or $4.83 per limited partnership unit) of refinance proceeds from The Apartments and Citadel Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $2,399,000 (approximately $2,303,000 to the limited partners or $6.72 per limited partnership unit) from operations. Approximately $632,000 of this distribution was paid to affiliates of the General Partner during the quarter ended March 31, 2000. The remaining $3,491,000 was paid subsequent to March 31, 2000.

The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 184,168.50 limited partnership units in the Partnership representing 53.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.73% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2001.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2001             $   411               8.12%
                           2002                 588               8.12%
                           2003               9,389               7.92%
                           2004               4,807               8.12%
                           2005              42,812               8.12%
                        Thereafter           13,653               7.51%

                          Total             $71,660

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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