Form 10-Q
period 2001-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2001-07-27
CIK 355804

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 2,933        $ 6,377
   Receivables and deposits                                     1,188          1,854
   Restricted escrows                                             629            900
   Other assets                                                 1,530          1,497
   Investment properties:
      Land                                                     10,907         10,907
      Buildings and related personal property                 122,009        120,607
                                                              132,916        131,514
      Less accumulated depreciation                          (105,243)      (103,272)
                                                               27,673         28,242
                                                             $ 33,953      $ 38,870
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 474         $ 1,021
   Tenant security deposit liabilities                            530            488
   Accrued property taxes                                       1,063          1,311
   Other liabilities                                            1,461          1,510
   Distribution payable                                           506            402
   Mortgage notes payable                                      71,526         71,791
                                                               75,560         76,523
Partners' Deficit
   General partners                                             (7,006)       (6,798)
   Limited partners (342,773 units issued and
      outstanding)                                            (34,601)       (30,855)
                                                              (41,607)       (37,653)
                                                             $ 33,953      $ 38,870

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements as accepted in the United States.

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                    2001       2000       2001      2000

Revenues:
  Rental income                                    $ 6,564    $ 6,905   $13,144    $13,784
  Other income                                         515        643     1,060      1,163
  Casualty gain                                        145         --       145         --
        Total revenues                               7,224      7,548    14,349     14,947

Expenses:
  Operating                                          2,876      2,857     5,589      5,615
  General and administrative                           707        347     1,106        803
  Depreciation                                       1,040      1,052     2,060      2,081
  Interest                                           1,391      1,444     2,795      2,885
  Property taxes                                       453        475       891        971
        Total expenses                               6,467      6,175    12,441     12,355

Income before extraordinary item                       757      1,373     1,908      2,592
Extraordinary loss on early extinguishment
  of debt                                               --         (5)       --        (64)

Net income                                          $ 757     $ 1,368   $ 1,908    $ 2,528

Net income allocated to general partner (4%)        $ 30       $ 55       $ 76      $ 101
Net income allocated to limited partners (96%)         727      1,313     1,832      2,427

                                                    $ 757     $ 1,368   $ 1,908    $ 2,528
Per limited partnership unit:
  Income before extraordinary item                 $ 2.12     $ 3.84     $ 5.34    $ 7.26
  Extraordinary loss on early extinguishment
   of debt                                              --      (0.01)       --      (0.18)

  Net income                                       $ 2.12     $ 3.83     $ 5.34    $ 7.08

Distributions per limited partnership unit         $ 5.63     $ 5.12    $ 16.27    $ 16.67

            See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 1999                   342,773       $ (6,634)   $(28,254)   $(34,888)

Distributions to partners                   --           (250)     (5,713)      (5,963)

Net income for the six months
   ended June 30, 2000                      --            101       2,427       2,528

Partners' deficit at
   June 30, 2000                       342,773       $ (6,783)   $(31,540)   $(38,323)

Partners' deficit at
   December 31, 2000                   342,773       $ (6,798)   $(30,855)   $(37,653)

Distributions to partners                   --           (284)     (5,578)     (5,862)

Net income for the six months
   ended June 30, 2001                      --             76       1,832       1,908

Partners' deficit at
   June 30, 2001                       342,773       $ (7,006)   $(34,601)   $(41,607)


            See Accompanying Notes to Consolidated Financial Statements


d)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 1,908      $ 2,528
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,060        2,081
   Amortization of loan costs                                       116          123
   Casualty gain                                                   (145)          --
   Extraordinary loss on early extinguishment of debt                --           64
   Change in accounts:
      Receivables and deposits                                      666          300
      Other assets                                                 (149)         (82)
      Accounts payable                                             (547)        (306)
      Tenant security deposit liabilities                            42           22
      Accrued property taxes                                       (248)        (171)
      Other liabilities                                             (49)        (312)
       Net cash provided by operating activities                  3,654        4,247

Cash flows from investing activities:
  Property improvements and replacements                         (1,554)      (1,378)
  Net withdrawals from (deposits to) restricted escrows             271         (287)
  Insurance proceeds from casualties                                208          213
       Net cash used in investing activities                     (1,075)      (1,452)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (265)        (227)
  Repayment of mortgage notes payable                                --      (10,329)
  Proceeds from mortgage notes payable                               --       14,035
  Prepayment penalties paid                                          --          (30)
  Loan costs paid                                                    --         (434)
  Distributions to partners                                      (5,758)      (9,938)
       Net cash used in financing activities                     (6,023)      (6,923)

Net decrease in cash and cash equivalents                        (3,444)      (4,128)

Cash and cash equivalents at beginning of period                  6,377        8,921
Cash and cash equivalents at end of period                      $ 2,933      $ 4,793

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,682,000 and $2,708,000 for the six months ended June 30, 2001 and 2000, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $104,000 and $343,000 for non-cash activity for the six months ended June 30, 2001 and 2000, respectively.

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

            See Accompanying Notes to Consolidated Financial Statements


e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $731      $751
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   and operating expenses)                                         567       326
 Partnership management fee (included in general and
   administrative expenses)                                        276       279
 Loan costs (included in other assets)                              --       140

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $731,000 and $751,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $567,000 and $326,000 for the six months ended June 30, 2001 and 2000, respectively.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $276,000 and $279,000 under this provision of the Partnership Agreement to the General Partner during the six months ended June 30, 2001 and 2000, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $140,000 for loan costs related to the refinancing of three of the Partnership's properties during the six months ended June 30, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner was paid a real estate commission of approximately $228,000 during the six months ended June 30, 2001. For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the fourth quarter ended December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,162.50 limited partnership units in the Partnership representing 54.31% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.31% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $3,201,000 (approximately $3,072,000 to the limited partners or $8.96 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $104,000 of the sales proceeds of Stratford Place Apartments is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $51,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

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

In addition, the Partnership declared and paid distributions of approximately $5,951,000 (approximately $5,713,000 to the limited partners of $16.67 per limited partnership unit) during the six months ended June 30, 2000 consisting of approximately $2,724,000 (approximately $2,615,000 to the limited partners or $7.63 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,227,000 (approximately $3,098,000 to the limited partners or $9.04 per limited partnership unit) from operations. Approximately $343,000 of the distribution from operations was payable at June 30, 2000 to the General Partner and special limited partners. Approximately $31,000 of this balance was paid subsequent to June 30, 2000. The remaining balance is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $15,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Note D - Casualty Gains

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2001. The Partnership recognized a casualty gain of approximately $17,000 for the six months ended June 30, 2001 which represents the excess of the proceeds received as of June 30, 2001 over the write-off of the undepreciated damaged assets.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the six months ended June 30, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the six months ended June 30, 2001 which represents the excess of the proceeds received as of June 30, 2001 over the write-off of the undepreciated damaged assets.

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $213,000 were received during the six months ended June 30, 2000. The General Partner successfully completed the repairs prior to the sale of the property on December 20, 2000. The Partnership recognized a casualty gain of approximately $154,000 during the second half of 2000.

Note E - Extraordinary Loss on Early Extinguishment of Debt

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $124,000 at June 30, 2000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000. On December 20, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional extraordinary loss on early extinguishment of debt of approximately $143,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $141,000 at June 30, 2000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $153,000 at June 30, 2000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

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

Note F - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of fifteen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Apartments                                90%        94%
        Omaha, NE
      Arbours of Hermitage Apartments               92%        95%
        Nashville, TN
      Briar Bay Racquet Club Apartments             95%        97%
        Miami, FL
      Chimney Hill Apartments                       94%        94%
        Marietta, GA
      Citadel Apartments                            89%        91%
        El Paso, TX
      Citadel Village Apartments                    94%        96%
        Colorado Springs, CO
      Foothill Place Apartments                     96%        95%
        Salt Lake City, UT
      Knollwood Apartments                          91%        93%
        Nashville, TN
      Lake Forest Apartments                        87%        92%
        Omaha, NE
      Nob Hill Villa Apartments                     90%        97%
        Nashville, TN
      Point West Apartments                         96%        98%
        Charleston, SC
      Post Ridge Apartments                         90%        93%
        Nashville, TN
      Rivers Edge Apartments                        97%        98%
        Auburn, WA
      South Port Apartments                         94%        97%
        Tulsa, OK
      Village East Apartments                       94%        97%
        Cimarron Hills, CO

The decrease in occupancy at The Apartments, Arbours of Hermitage Apartments, Lake Forest Apartments, Nob Hill Villa Apartments, Post Ridge Apartments, South Port Apartments, and Village East Apartments is due to increased competition and changing economic conditions in their respective local markets.

Results of Operations

The Partnership's net income for the six months ended June 30, 2001, totaled approximately $1,908,000 as compared to a net income of approximately $2,528,000 for the corresponding period of 2000. The Partnership's net income for the three-month period ended June 30, 2001 was approximately $757,000 as compared to a net income of approximately $1,368,000 for the corresponding period of 2000. The decrease in net income for the six months ended June 30, 2001, is due to a decrease in total revenues and a slight increase in total expenses. The decrease in net income for the three months ended June 30, 2001 is due to a decrease in total revenues and an increase in total expenses. Excluding the results of operations of Stratford Place Apartments, which sold in December 2000, total revenues increased for the Partnership's remaining properties offset by an increase in total expenses for the three and six months ended June 30, 2001.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and the recognition of a casualty gain partially offset by a decrease in other income for the three and six months ended June 20, 2001. During the three and six months ended June 30, 2001, a gain on casualty events was recognized as discussed below. Rental income increased due to increased average rental rates at fourteen of the Partnership's fifteen properties partially offset by a decrease in average occupancy at thirteen of the Partnership's fifteen properties. Other income decreased primarily due to a decrease in interest income partially offset by increased utility reimbursements. Interest income decreased due to less cash being held in interest bearing accounts due to the increased frequency of distributions.

Total expenses on the remaining properties increased due to an increase in operating, general and administrative expense, depreciation, and interest expenses, partially offset by decreases in extraordinary losses on early extinguishment of debt (see discussion of 2000 refinancings below). Operating expenses increased due to increased utility bills due to the sharp increase in fuel prices, insurance expenses and payroll expenses at many of the Partnership's properties partially offset by a decrease in sewer and water expense due to water conserving measures being taken at many of the properties during the three and six months ended June 30, 2001. General and administrative expenses increased primarily due to increases in the cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement and increases in taxes due to a new tax imposed by the State of Tennessee on the Partnership's properties. Depreciation expense on the remaining properties increased due to capital improvements completed during the past twelve months. The increase in interest expense is primarily due to the new financing at River's Edge Apartments in August 2000 for an increased debt balance.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2001. The Partnership recognized a casualty gain of approximately $17,000 for the six months ended June 30, 2001 which represents the excess of the proceeds received as of June 30, 2001 over the write-off of the undepreciated damaged assets.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the six months ended June 30, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the six months ended June 30, 2001 which represents the excess of the proceeds received as of June 30, 2001 over the write-off of the undepreciated damaged assets.

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $213,000 were received during the six months ended June 30, 2000. The General Partner successfully completed the repairs prior to the sale of the property on December 20, 2000. The Partnership recognized a casualty gain of approximately $154,000 during the second half of 2000.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership held cash and cash equivalents of approximately $2,933,000, compared to approximately $4,793,000 at June 30, 2000. Cash and cash equivalents decreased approximately $3,444,000 for the six months ended June 30, 2001 from the Partnership's year ended December 31, 2000. This net decrease was comprised of approximately $6,023,000 of net cash used in financing activities and approximately $1,075,000 of cash used in investing activities, partially offset by net cash provided by operating activities of approximately $3,654,000. Cash used in financing activities consisted of the distributions to the partners and payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by net insurance proceeds received and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $68,000 of budgeted capital improvements at the property, consisting primarily of HVAC replacements, perimeter fencing upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $152,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

Arbours of Hermitage Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $238,000 of budgeted capital improvements at the property, consisting primarily of a vinyl siding project, perimeter fencing enhancements, floor covering replacements, plumbing and lighting upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $607,000 for 2001 at this property which consist primarily of floor covering replacements and structural enhancements.

Briar Bay Racquet Club Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately  $108,000  of  budgeted  capital  improvements  at  the  property, consisting primarily of plumbing upgrades, floor covering and appliance replacements, plumbing enhancements, and elevator upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $126,000 for 2001 at this property which consist primarily of plumbing enhancements, structural enhancements, swimming pool upgrades and floor covering replacements.

Chimney Hill Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $85,000 of budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements, cabinet and countertop replacements, roof replacements and wall covering replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $126,000 for 2001 at this property which consist primarily of floor covering and appliance replacements and interior building improvements.

Citadel Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $37,000 of budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements, replacement of pool decking and major landscaping. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $77,000 for 2001 at this property which consist primarily of floor covering replacements and other building improvements.

Citadel Village Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $28,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements, lighting upgrades and structural improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $34,000 for 2001 at this property which consist primarily of floor covering and appliance replacements.

Foothill Place Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $336,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of interior decorating, floor covering and appliance replacements, structural enhancements, cabinets and countertop replacements and water heater replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $208,000 for 2001 at this property which consist primarily of interior decoration and floor covering replacements.

Knollwood Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $108,000 of budgeted capital improvements at the property, consisting primarily of appliance replacements, floor covering replacements, and roof replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $276,000 for 2001 at this property which consist primarily of floor covering, appliance and countertop replacements.


Lake Forest Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $75,000 of budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements and water heater upgrades. These improvements were primarily funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $86,000 for 2001 at this property which consist primarily of floor covering replacements and water heater replacements.

Nob Hill Villa Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $171,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements, building upgrades, roof replacements, water heater replacements, major landscaping and appliance replacements. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $875,000 for 2001 at this property which consist primarily of floor covering replacements, appliance replacements, clubhouse renovations, roof replacements, interior decoration and structural improvements.

Point West Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $20,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements and HVAC upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $33,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

Post Ridge Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $80,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of appliance and floor covering replacements, structural improvements, major landscaping, electrical and lighting upgrades, swimming pool improvements and parking area enhancements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $57,000 for 2001 at this property which consist primarily of carpet replacements and appliance replacements.

Rivers Edge Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $34,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements, plumbing upgrades, swimming pool improvements and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $55,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

South Port Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $133,000 of budgeted capital improvements at the property, consisting primarily of building upgrades, plumbing fixtures, appliance and floor covering replacements. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $138,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

Village East Apartments

During  the  six  months  ended  June  30,  2001,  the   Partnership   completed
approximately $33,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements, major landscaping and plumbing upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $38,000 for 2001 at this property which consists of floor covering replacements and appliance replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $71,526,000 matures at various dates between 2003 and 2020. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $124,000 at June 30, 2000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000. On December 20, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional extraordinary loss on early extinguishment of debt of approximately $143,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $141,000 at June 30, 2000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $153,000 at June 30, 2000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

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

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $3,201,000 (approximately $3,072,000 to the limited partners or $8.96 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $104,000 of the sales proceeds of Stratford Place Apartments is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $51,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

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

In addition, the Partnership declared and paid distributions of approximately $5,951,000 (approximately $5,713,000 to the limited partners of $16.67 per limited partnership unit) during the six months ended June 30, 2000 consisting of approximately $2,724,000 (approximately $2,615,000 to the limited partners or $7.63 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,227,000 (approximately $3,098,000 to the limited partners or $9.04 per limited partnership unit) from operations. Approximately $343,000 of the distribution from operations was payable at June 30, 2000 to the General Partner and special limited partners. Approximately $31,000 of this balance was paid subsequent to June 30, 2000. The remaining balance is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $15,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,162.50 limited partnership units in the Partnership representing 54.31% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.31% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2001.

Principal amount by expected maturity:

                                                     Long Term Debt
                                        Fixed Rate Debt    Average Interest Rate
                                         (in thousands)
                           2001              $  277                8.12%
                           2002                 588                8.12%
                           2003               9,389                7.92%
                           2004               4,808                8.12%
                           2005              42,812                7.51%
                        Thereafter           13,652                8.07%
                          Total             $71,526


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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