Form 10-Q
period 2001-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2001-11-13
CIK 355804

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2001          2000
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 3,925        $ 6,377
   Receivables and deposits                                     1,294          1,854
   Restricted escrows                                             499            900
   Other assets                                                 1,627          1,497
   Investment properties:
      Land                                                     10,907         10,907
      Buildings and related personal property                 123,827        120,607
                                                              134,734        131,514
      Less accumulated depreciation                          (106,188)      (103,272)
                                                               28,546         28,242
                                                             $ 35,891      $ 38,870
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 435         $ 1,021
   Tenant security deposit liabilities                            516            488
   Accrued property taxes                                       1,388          1,311
   Other liabilities                                            1,188          1,510
   Distribution payable                                           506            402
   Mortgage notes payable                                      73,189         71,791
                                                               77,222         76,523
Partners' Deficit
   General partners                                             (7,004)       (6,798)
   Limited partners (342,773 units issued and
      outstanding)                                            (34,327)       (30,855)
                                                              (41,331)       (37,653)
                                                             $ 35,891      $ 38,870

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

         See Accompanying Notes to Consolidated Financial Statements


b)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                    2001       2000       2001      2000

Revenues:
  Rental income                                    $ 6,750    $ 6,972   $19,894    $20,756
  Other income                                         533        567     1,593      1,730
  Casualty gain                                         83         --       228         --
        Total revenues                               7,366      7,539    21,715     22,486

Expenses:
  Operating                                          2,980      2,815     8,569      8,421
  General and administrative                           396        484     1,502      1,287
  Depreciation                                         995      1,014     3,055      3,095
  Interest                                           1,368      1,488     4,163      4,382
  Property taxes                                       482        483     1,373      1,454
        Total expenses                               6,221      6,284    18,662     18,639

Income before extraordinary item                     1,145      1,255     3,053      3,847
Extraordinary loss on early extinguishment
  of debt                                              (40)        --       (40)       (64)

Net income                                         $ 1,105    $ 1,255   $ 3,013    $ 3,783

Net income allocated to general partners (4%)       $ 44       $ 50      $ 121      $ 151
Net income allocated to limited partners (96%)       1,061      1,205     2,892      3,632

                                                   $ 1,105    $ 1,255   $ 3,013    $ 3,783
Per limited partnership unit:
  Income before extraordinary item                 $ 3.21     $ 3.52     $ 8.55    $ 10.78
  Extraordinary loss on early extinguishment
   of debt                                           (0.11)        --     (0.11)     (0.18)

  Net income                                       $ 3.10     $ 3.52     $ 8.44    $ 10.60

Distributions per limited partnership unit         $ 2.30     $ 6.94    $ 18.57    $ 23.61

         See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 1999                   342,773       $(6,634)    $(28,254)   $(34,888)

Distributions to partners                   --          (382)      (8,094)      (8,476)

Net income for the nine months
   ended September 30, 2000                 --           151        3,632       3,783

Partners' deficit at
   September 30, 2000                  342,773       $(6,865)    $(32,716)   $(39,581)

Partners' deficit at
   December 31, 2000                   342,773       $(6,798)    $(30,855)   $(37,653)

Distributions to partners                   --          (327)      (6,364)     (6,691)

Net income for the nine months
   ended September 30, 2001                 --           121        2,892       3,013

Partners' deficit at
   September 30, 2001                  342,773       $(7,004)    $(34,327)   $(41,331)

         See Accompanying Notes to Consolidated Financial Statements


d)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 3,013      $ 3,783
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   3,055        3,095
   Amortization of loan costs                                       173          215
   Casualty gain                                                   (228)          --
   Extraordinary loss on early extinguishment of debt                40           64
   Change in accounts:
      Receivables and deposits                                      560          297
      Other assets                                                 (122)        (166)
      Accounts payable                                             (586)        (534)
      Tenant security deposit liabilities                            28           42
      Accrued property taxes                                         77          178
      Other liabilities                                            (322)        (312)
       Net cash provided by operating activities                  5,688        6,662

Cash flows from investing activities:
  Property improvements and replacements                         (3,421)      (3,459)
  Net withdrawals from restricted escrows                           401          203
  Insurance proceeds from casualties                                290           --
       Net cash used in investing activities                     (2,730)      (3,256)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (402)        (361)
  Repayment of mortgage notes payable                            (4,700)     (12,224)
  Proceeds from mortgage notes payable                            6,500       18,035
  Prepayment penalties paid                                          --          (30)
  Loan costs paid                                                  (221)        (524)
  Distributions to partners                                      (6,587)     (12,392)
       Net cash used in financing activities                     (5,410)      (7,496)

Net decrease in cash and cash equivalents                        (2,452)      (4,090)

Cash and cash equivalents at beginning of period                  6,377        8,921
Cash and cash equivalents at end of period                      $ 3,925      $ 4,831

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,020,000 and $4,167,000 for the nine months ended September 30, 2001 and 2000, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $104,000 and $197,000 for non-cash activity for the nine months ended September 30, 2001 and 2000, respectively.

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


e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Note B - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001     2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)       $1,107   $1,128
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   and operating expenses)                                        1,869      768
 Partnership management fee (included in general and
   administrative expenses)                                         347      298
 Loan costs (included in other assets)                               65      180

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,107,000 and $1,128,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $1,869,000 and $768,000 for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, approximately $1,130,000 and $48,000, respectively, of construction service reimbursements are included in reimbursement for services.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $347,000 and $298,000 under this provision of the Partnership Agreement to the General Partner during the nine months ended September 30, 2001 and 2000, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $65,000 for loan costs related to the refinancing of Lake Forest Apartments during the nine months ended September 30, 2001. The Partnership paid an affiliate of the General Partner approximately $180,000 for loan costs related to the refinancing of three of the Partnership's properties during the nine months ended September 30, 2000. These costs were capitalized and are included in other assets on the consolidated balance sheet.

For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner was paid a real estate commission of approximately $228,000 during the nine months ended September 30, 2001. For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the fourth quarter ended December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,358.50 limited partnership units in the Partnership representing 54.37% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $4,020,000 (approximately $3,858,000 to the limited partners or $11.26 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $104,000 of the sales proceeds of Stratford Place Apartments is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $61,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Subsequent to September 30, 2001 the Partnership declared and paid a distribution from operations of approximately $962,000 (approximately $923,000 to the limited partners or $2.69 per limited partnership unit) and approximately $1,547,000 (approximately $1,485,000 to the limited partners or $4.33 per limited partnership unit) of refinance proceeds for Lake Forest Apartments. Approximately $62,000 of the refinancing proceeds is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,335,000, of which approximately $2,242,000 ($6.54 per limited partnership unit), was paid to the limited partners. Approximately $93,000 of this distribution from financing proceeds was payable to the General Partner and special limited partners. This amount is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared and paid distributions of approximately $8,431,000 (approximately $8,094,000 to the limited partners of $23.61 per limited partnership unit) during the nine months ended September 30, 2000 consisting of approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,442,000 (approximately $3,305,000 to the limited partners or $9.64 per limited partnership unit) from operations. Approximately $197,000 of the distribution from the proceeds was payable at September 30, 2000 to the General Partner and special limited partners. Approximately $31,000 of this balance was paid subsequent to September 30, 2000. The remaining balance is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $45,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Note D - Casualty Gains

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $75,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $75,000 for the nine months ended September 30, 2001. The damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the nine months ended September 30, 2001 which represents the excess of the proceeds received as of September 30, 2001 over the write-off of the undepreciated damaged assets.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the nine months ended September 30, 2001 which represents the excess of the proceeds received as of September 30, 2001 over the write-off of the undepreciated damaged assets.

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $257,000 were received during the nine months ended September 30, 2000. The General Partner successfully completed the repairs prior to the sale of the property on December 20, 2000. The Partnership recognized a casualty gain of approximately $154,000 during the fourth quarter of 2000.

Note E - Extraordinary Loss on Early Extinguishment of Debt

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of $4,700,000 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $221,000. The Partnership wrote off unamortized loan costs which resulted in an extraordinary loss on early extinguishment of debt of approximately $40,000. The Partnership was required to establish a repair escrow of approximately $36,000 at the date of the refinancing. The Partnership is also required to establish a replacement reserve escrow by making monthly deposits until the mortgage is paid in full. An affiliate of AIMCO has been designated as guarantor of the mortgage.

On September 1, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to the prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no extraordinary loss due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65%. Capitalized loan costs incurred for the refinancing were approximately $124,000 at September 30, 2000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000. On December 20, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional extraordinary loss on early extinguishment of debt of approximately $143,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $141,000 at September 30, 2000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $153,000 at September 30, 2000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

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

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of fifteen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      The Apartments                                91%        94%
        Omaha, NE
      Arbours of Hermitage Apartments               93%        95%
        Nashville, TN
      Briar Bay Racquet Club Apartments             96%        97%
        Miami, FL
      Chimney Hill Apartments                       94%        94%
        Marietta, GA
      Citadel Apartments                            91%        92%
        El Paso, TX
      Citadel Village Apartments                    95%        96%
        Colorado Springs, CO
      Foothill Place Apartments                     96%        96%
        Salt Lake City, UT
      Knollwood Apartments                          92%        94%
        Nashville, TN
      Lake Forest Apartments                        90%        91%
        Omaha, NE
      Nob Hill Villa Apartments                     91%        96%
        Nashville, TN
      Point West Apartments                         96%        98%
        Charleston, SC
      Post Ridge Apartments                         91%        92%
        Nashville, TN
      Rivers Edge Apartments                        97%        98%
        Auburn, WA
      South Port Apartments                         95%        96%
        Tulsa, OK
      Village East Apartments                       94%        97%
        Cimarron Hills, CO

The decrease in occupancy at The Apartments, Nob Hill Villa Apartments and Village East Apartments is due to increased competition and changing economic conditions in their respective local markets.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001, totaled approximately $3,013,000 as compared to net income of approximately $3,783,000 for the corresponding period of 2000. The Partnership's net income for the three months ended September 30, 2001 was approximately $1,105,000 as compared to net income of approximately $1,255,000 for the corresponding period of 2000. The decrease in net income for the nine months ended September 30, 2001, is due to a decrease in total revenues partially offset by an increase in total expenses. The decrease in net income for the three months ended September 30, 2001 is due to a decrease in total revenues which was greater than the decrease in total expenses. Total revenues and expenses decreased largely due to the sale of Stratford Place Apartments in December 2000. Excluding the results of operations of Stratford Place Apartments, which sold in December 2000, total revenues increased for the Partnership's remaining properties partially offset by an increase in total expenses for the nine months ended September 30, 2001. Excluding the results of operations of Stratford Place Apartments, for the three months ended September 30, 2001, the decrease in net income is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues for the Partnership's remaining properties increased due to an increase in rental income and the recognition of a casualty gain partially offset by a decrease in other income for the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2001, a gain on casualty events was recognized as discussed below. Rental income increased due to increased average rental rates at fourteen of the Partnership's fifteen properties partially offset by a decrease in average occupancy at all of the Partnership's properties except Chimney Hill Apartments and Foothill Place Apartments. Other income decreased primarily due to a decrease in interest income due to less cash being held in interest bearing accounts partially offset by increased utility reimbursements.

Total expenses on the remaining properties increased due to an increase in operating, general and administrative expense, depreciation, interest and property tax expenses for the nine months ended September 30, 2001. Total expenses on the remaining properties increased due to an increase in operating, general and administrative, depreciation and property tax expense partially offset by a decrease in interest expense for the three months ended September 30, 2001. Operating expenses increased due to increased utility bills due to the sharp increase in fuel prices, insurance expenses and payroll expenses at many of the Partnership's properties partially offset by a decrease in advertising and sewer expenses during the three and nine months ended September 30, 2001. General and administrative expenses increased primarily due to increases in the cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement and a new tax imposed by the State of Tennessee on the Partnership's properties in that state during the three and nine months ended September 30, 2001. Depreciation expense on the remaining properties increased due to capital improvements completed during the past twelve months. The increase in interest expense for the nine months ended September 30, 2001 is primarily due to the new financing at River's Edge Apartments in September 2000 which increased the debt balance. The decrease in interest expense for the three months ended September 30, 2001 is primarily due to scheduled principal payments made on the Partnership's property mortgages. The increase in property tax expenses is due to an increase in the assessed value of five of the Partnership's properties. There was a decrease in extraordinary losses on early extinguishment of debt due to refinancing of Lake Forest Apartments during the nine months ended September 30, 2001 as opposed to refinancings at The Apartments, Stratford Place, and Citadel Apartments during 2000 (see discussion of refinancings in "Liquidity and Capital Resources").

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $75,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $75,000 for the nine months ended September 30, 2001. The damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the nine months ended September 30, 2001 which represents the excess of the proceeds received as of September 30, 2001 over the write-off of the undepreciated damaged assets.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the nine months ended September 30, 2001 which represents the excess of the proceeds received as of September 30, 2001 over the write-off of the undepreciated damaged assets.

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $257,000 were received during the nine months ended September 30, 2000. The General Partner successfully completed the repairs prior to the sale of the property on December 20, 2000. The Partnership recognized a casualty gain of approximately $154,000 during the fourth quarter of 2000.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership held cash and cash equivalents of approximately $3,925,000, compared to approximately $4,831,000 at September 30, 2000. Cash and cash equivalents decreased approximately $2,452,000 for the nine months ended September 30, 2001 from the Partnership's year ended December 31, 2000. This net decrease was comprised of approximately $5,410,000 of net cash used in financing activities and approximately $2,730,000 of cash used in investing activities, partially offset by net cash provided by operating activities of approximately $5,688,000. Cash used in financing activities consisted of the distributions to the partners, repayment of the mortgage encumbering Lake Forest Apartments, payments of principal made on the mortgages encumbering the Partnership's properties and loan costs, partially offset by proceeds from a new loan at Lake Forest Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by net insurance proceeds received and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $205,000 of budgeted capital improvements at the property, consisting primarily of structural upgrades, perimeter fencing upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $228,000 for 2001 at this property which consist primarily of structural improvements and floor covering replacements.

Arbours of Hermitage Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $388,000 of budgeted capital improvements at the property, consisting primarily of structural enhancements, a vinyl siding project, perimeter fencing enhancements, and floor covering replacements. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,237,000 for 2001 at this property which consist primarily of structural enhancements and floor covering replacements.

Briar Bay Racquet Club Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $157,000 of budgeted capital improvements at the property, consisting primarily of plumbing enhancements, floor covering replacements, and elevator upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $161,000 for 2001 at this property which consist primarily of plumbing enhancements, and floor covering replacements.

Chimney Hill Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $211,000 of budgeted capital improvements at the property, consisting primarily of appliance and floor covering replacements, interior decoration, structural enhancements and cabinet and countertop replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $219,000 for 2001 at this property which consist primarily of floor covering and appliance replacements and interior building improvements.

Citadel Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $82,000 of budgeted capital improvements at the property, consisting primarily of HVAC replacements, floor covering and appliance replacements and replacement of pool decking. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $128,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

Citadel Village Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $123,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of floor covering replacements, structural improvements and swimming pool upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $109,000 for 2001 at this property which consist primarily of floor covering and swimming pool upgrades.

Foothill Place Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $485,000 of budgeted capital improvements at the property, consisting primarily of interior decorating, appliance and floor covering replacements, water heater replacements, light fixtures, cabinet and countertop replacements, and structural enhancements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $500,000 for 2001 at this property which consist primarily of interior decoration, floor covering replacements and structural enhancements.

Knollwood Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $432,000 of budgeted capital improvements at the property, consisting primarily of water submetering and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $492,000 for 2001 at this property which consist primarily of water submetering, roof replacements, and floor covering and appliance replacements.

Lake Forest Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $204,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of floor covering and appliance replacements, window coverings, and air conditioning and water heater replacements. These improvements were primarily funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $190,000 for 2001 at this property which consist primarily of floor covering and water heater replacements.

Nob Hill Villa Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $372,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements, water submetering, structural and building upgrades, appliance replacements, roof replacements and water heater replacements. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,111,000 for 2001 at this property which consist primarily of floor covering replacements, appliance replacements, clubhouse renovations, roof replacements, interior decoration and structural improvements.

Point West Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $60,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements and HVAC upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $84,000 for 2001 at this property which consist primarily of floor covering and appliance replacements and HVAC upgrades.

Post Ridge Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $229,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of appliance and floor covering replacements, structural improvements, major landscaping, electrical and lighting upgrades, swimming pool improvements, parking area enhancements, and plumbing enhancements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $180,000 for 2001 at this property which consist primarily of carpet replacements, plumbing enhancements and HVAC upgrades.

Rivers Edge Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $78,000 of budgeted capital improvements at the property, consisting primarily of floor covering replacements, appliance replacements, swimming pool improvements, and plumbing upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $82,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

South Port Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $240,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of building upgrades, and floor covering, appliance and plumbing fixtures replacements. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $187,000 for 2001 at this property which consist primarily of floor covering replacements and appliance replacements.

Village East Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $155,000 of budgeted capital improvements at the property, consisting primarily of plumbing upgrades, floor covering replacements, and swimming pool upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $103,000 for 2001 at this property which consists of floor covering replacements and HVAC upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $73,189,000 matures at various dates between 2003 and 2021. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of $4,700,000 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $221,000. The Partnership wrote off unamortized loan costs which resulted in an extraordinary loss on early extinguishment of debt of approximately $40,000. The Partnership was required to establish a repair escrow of approximately $36,000 at the date of the refinancing. The Partnership is also required to establish a replacement reserve escrow by making monthly deposits until the mortgage is paid in full. An affiliate of AIMCO has been designated as guarantor of the mortgage.

On September 1, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to the prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no extraordinary loss due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65%. Capitalized loan costs incurred for the refinancing were approximately $124,000 at September 30, 2000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $5,000. On December 20, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional extraordinary loss on early extinguishment of debt of approximately $143,000.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $141,000 at September 30, 2000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $26,000.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $153,000 at September 30, 2000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $33,000.

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

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $4,020,000 (approximately $3,858,000 to the limited partners or $11.26 per limited partnership unit) from operations and approximately $2,610,000 (approximately $2,506,000 to the limited partners or $7.31 per limited partnership unit) from sales proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $104,000 of the sales proceeds of Stratford Place Apartments is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $61,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

Subsequent to September 30, 2001 the Partnership declared and paid a distribution from operations of approximately $962,000 (approximately $923,000 to the limited partners or $2.69 per limited partnership unit) and approximately $1,547,000 (approximately $1,485,000 to the limited partners or $4.33 per limited partnership unit) of refinance proceeds for Lake Forest Apartments. Approximately $62,000 of the refinancing proceeds is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

During the nine months ended September 30, 2000, the Partnership paid a cash distribution from operations of approximately $1,871,000, of which approximately $1,679,000 ($4.90 per limited partnership unit) was paid to the limited partners, and a distribution of financing proceeds representing funds from the financing of Point West Apartments of approximately $2,335,000, of which approximately $2,242,000 ($6.54 per limited partnership unit), was paid to the limited partners. Approximately $93,000 of this distribution from financing proceeds was payable to the General Partner and special limited partners. This amount is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. These distributions were declared and accrued at December 31, 1999.

In addition, the Partnership declared and paid distributions of approximately $8,431,000 (approximately $8,094,000 to the limited partners of $23.61 per limited partnership unit) during the nine months ended September 30, 2000 consisting of approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinance proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold in December of 1999, and approximately $3,442,000 (approximately $3,305,000 to the limited partners or $9.64 per limited partnership unit) from operations. Approximately $197,000 of the distribution from proceeds was payable at September 30, 2000 to the General Partner and special limited partners. Approximately $31,000 of this balance was paid subsequent to September 30, 2000. The remaining balance is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $45,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,358.50 limited partnership units in the Partnership representing 54.37% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2001, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2001. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2001.

Principal amount by expected maturity:

                                                     Long Term Debt
                                        Fixed Rate Debt    Average Interest Rate
                                         (in thousands)
                           2001             $   177                7.97%
                           2002                 743                7.97%
                           2003               4,856                7.89%
                           2004               4,986                7.97%
                           2005              43,004                7.48%
                        Thereafter           19,423                7.89%
                          Total             $73,189

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.85, Multifamily Note dated September 27, 2001 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and AIMCO Properties, L.P., a Delaware limited partnership, in favor of GMAC Commercial Mortgage Corporation, a California corporation.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date:

                                                        FHLMC Loan No. 002738589
                                                          Lake Forest Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $6,500,000.00                                      As of September 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Six Million Five Hundred Thousand and 00/100 Dollars (US $6,500,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Thirteen Hundredths percent (7.13%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty Thousand Nine Hundred Two and 89/100 Dollars (US $50,902.89), shall be payable on the first day of each month beginning on November 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on October 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.


                       [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    CONSOLIDATED   CAPITAL   PROPERTIES   IV,  a
                                       California  limited  partnership,   doing
                                       business  in  Nebraska  as   Consolidated
                                       Capital Properties IV Limited Partnership

                                    By:  CONCAP Equities, Inc., a Delaware
                                        corporation, its general partner



                                        By:  _______________________
                                            Patti K. Fielding
                                            Senior Vice President



                                  94-2768742
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF SEPTEMBER, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

                                    EXHIBIT A

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

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.