Form 10-K
period 2001-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2002-03-27
CIK 355804

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

                 For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2001, the Partnership owned 15 income-producing properties (or interests therein), which range in age from 25 to 30 years old, principally located in the midwest, southeastern and southwestern United States. Prior to 2001, the Partnership had disposed of 33 properties originally owned by the Partnership. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

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

Item 2.     Description of Properties

The Partnership originally acquired 48 properties of which thirteen (13) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2001, the Partnership owned fifteen (15) apartment complexes. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

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

                              Gross
                            Carrying    Accumulated   Depreciable              Federal
Property                      Value    Depreciation      Life      Method     Tax Basis
                                (in thousands)                             (in thousands)

The Apartments               $ 9,302      $ 7,860      5-18 yrs      S/L      $ 1,731
Arbours of Hermitage
  Apartments                  14,880       11,601      5-18 yrs      S/L        3,653
Briar Bay Racquet Club
  Apartments                   8,166        6,645      5-18 yrs      S/L        2,132
Chimney Hill Apartments       11,887       10,121      5-18 yrs      S/L        2,627
Citadel Apartments             8,056        6,816      5-18 yrs      S/L        1,100
Citadel Village
  Apartments                   4,580        3,672      5-18 yrs      S/L        1,436
Foothill Place
  Apartments                  16,519       10,958      5-18 yrs      S/L        6,974
Knollwood Apartments          12,466       10,160      5-18 yrs      S/L        2,774
Lake Forest Apartments         9,978        7,910      5-18 yrs      S/L        2,082
Nob Hill Villa
  Apartments                  14,054       11,816      5-18 yrs      S/L        2,205
Point West Apartments          3,313        2,561      5-40 yrs      S/L        1,040
Post Ridge Apartments          5,466        4,215      5-18 yrs      S/L        1,441
Rivers Edge Apartments         3,598        2,763      5-18 yrs      S/L        1,012
South Port Apartments          8,968        6,881      5-18 yrs      S/L        1,817
Village East Apartments        3,975        3,236      5-18 yrs      S/L          881

          Total             $135,208     $107,215                             $32,905

See  "Note A" to the  consolidated  financial  statements  included  in "Item 8.
Financial   Statements  and  Supplementary   Data"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                          Principal    Principal                                  Principal
                          Balance At  Balance At   Stated                          Balance
                         December 31, December 31, Interest   Period    Maturity     Due At
        Property             2001        2000       Rate    Amortized    Date    Maturity (2)
                              (in thousands)                                     (in thousands)

The Apartments             $ 4,601      $ 4,703     8.37%    20 yrs     03/20        $ --
Arbours of Hermitage
  Apartments                 5,650        5,650     6.95%      (1)      12/05        5,650
Briar Bay Racquet Club
  Apartments                 3,500        3,500     6.95%      (1)      12/05        3,500
Chimney Hill Apartments      5,400        5,400     6.95%      (1)      12/05        5,400
Citadel Apartments           4,536        4,638     8.25%    20 yrs     03/20           --
Citadel Village Apartments   2,450        2,450     6.95%      (1)      12/05        2,450
Foothill Place Apartments   10,100       10,100     6.95%      (1)      12/05       10,100
Knollwood Apartments         6,780        6,780     6.95%      (1)      12/05        6,780
Lake Forest Apartments       6,475        4,700     7.13%    20 yrs     10/21           --
Nob Hill Villa Apartments    6,789        6,926     9.20%    25 yrs     04/05        6,250
Point West Apartments        2,350        2,407     7.86%    20 yrs     12/19           --
Post Ridge Apartments        4,500        4,050     6.63%    20 yrs     01/22           --
Rivers Edge Apartments       3,891        3,979     7.82%    20 yrs     09/20           --
South Port Apartments        4,303        4,358     7.19%    30 yrs     12/04        4,119
Village East Apartments      2,150        2,150     6.95%      (1)      12/05        2,150

      Totals               $73,475      $71,791                                    $46,399

(1)   Monthly payments of interest only at the stated rate until maturity.

(2) See "Item 8. Financial Statements and Supplementary Date - Note D" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the financing at Point West Apartments in the fourth quarter of 1999, the refinancing of the mortgages encumbering The Apartments and Citadel Apartments in February 2000, the refinancing of the mortgage encumbering Stratford Place Apartments in May 2000, the refinancing of the mortgage encumbering River's Edge Apartments in August 2000, the refinancing of the mortgage encumbering Lake Forest Apartments in September 2001, and the refinancing of the mortgage encumbering Post Ridge Apartments in December 2001.

Rental Rate and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2001 and 2000 for each property.

                                          Average Annual              Average
                                           Rental Rates              Occupancy
                                            (per unit)
 Property                                2001        2000        2001       2000

 The Apartments                        $ 7,344      $ 7,088       91%        94%
 Arbours of Hermitage Apartments         7,926        7,697       92%        94%
 Briar Bay Racquet Club Apartments       9,781        9,204       96%        97%
 Chimney Hill Apartments                 8,934        8,553       94%        94%
 Citadel Apartments                      6,908        6,892       93%        92%
 Citadel Village Apartments              9,549        9,098       95%        96%
 Foothill Place Apartments               8,257        8,043       96%        96%
 Knollwood Apartments                    8,434        8,197       93%        94%
 Lake Forest Apartments                  7,409        7,530       92%        89%
 Nob Hill Villa Apartments               6,408        6,277       92%        94%
 Point West Apartments                   6,897        6,450       96%        97%
 Post Ridge Apartments                   9,924        9,763       91%        92%
 Rivers Edge Apartments                  8,232        7,795       96%        98%
 South Port Apartments                   6,851        6,641       95%        96%
 Village East Apartments                 8,331        7,756       93%        97%

The decrease in occupancy at The Apartments and Village East Apartments is due to increased competition and changing economic conditions in their respective local markets. The increase in occupancy at Lake Forest Apartments is attributable to capital improvements incurred at the investment property to improve the curb appeal to potential tenants.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 and 2000 for each property were:

                                       2001          2001          2000         2000
                                     Billing         Rate        Billing        Rate
                                  (in thousands)              (in thousands)

The Apartments                         $147          2.0%          $135          1.9%
Arbours of Hermitage Apartments         192          3.8%           149          3.4%
Briar Bay Racquet Club Apartments       167          2.2%           169          2.2%
Chimney Hill Apartments                 139          3.0%           135          2.9%
Citadel Apartments                      205          3.0%           147          2.9%
Citadel Village Apartments               21          5.5%            23          5.8%
Foothill Place Apartments               169          1.4%           180          0.8%
Knollwood Apartments                    206          3.8%           163          3.4%
Lake Forest Apartments                  193          2.0%           190          1.9%
Nob Hill Villa Apartments               238          4.6%           205          4.2%
Point West Apartments                    62         28.0%            35         36.4%
Post Ridge Apartments                   108          3.8%            92          3.4%
Rivers Edge Apartments                   53          1.4%            55          1.5%
South Port Apartments                    66          1.4%            62          1.4%
Village East Apartments                  24          5.7%            21          5.9%

Capital Improvements

The Apartments

During the year ended December 31, 2001, the Partnership completed approximately $232,000 of capital improvements at the property consisting primarily of structural upgrades, brick replacement, floor covering replacements, and perimeter fencing upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $61,200. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the year ended December 31, 2001, the Partnership completed approximately $413,000 of capital improvements at the property, consisting primarily of structural enhancements, a vinyl siding project, floor covering replacements and perimeter fencing upgrades. These improvements were funded from Partnership reserves, insurance proceeds and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $105,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001. The damaged assets were fully depreciated at the time of the fire.

Briar Bay Racquet Club Apartments

During the year ended December 31, 2001, the Partnership completed approximately $160,000 of capital improvements at the property consisting primarily of plumbing enhancements, floor covering replacements and elevator upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $58,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chimney Hill Apartments

During the year ended December 31, 2001, the Partnership completed approximately $263,000 of capital improvements at the property consisting primarily of floor covering replacements, structural upgrades, interior decorating and cabinet and countertop replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $97,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Apartments

During the year ended December 31, 2001, the Partnership completed approximately $97,000 of capital improvements at the property consisting primarily of HVAC, floor covering and appliance replacements and replacement of swimming pool decking. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,300. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2001, the Partnership completed approximately $142,000 of capital improvements at the property, consisting primarily of floor covering replacements, structural improvements and swimming pool upgrades. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2001, the Partnership completed approximately $502,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, interior decorating, structural improvements, plumbing replacements, lighting replacements, and water heater replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $135,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Knollwood Apartments

During the year ended December 31, 2001, the Partnership completed approximately $452,000 of capital improvements at the property, consisting primarily of a water submetering project and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $97,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lake Forest Apartments

During the year ended December 31, 2001, the Partnership completed approximately $217,000 of capital improvements at the property, consisting primarily of floor covering and water heater replacements, window coverings and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $93,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the year ended December 31, 2001, the Partnership completed approximately $454,000 of capital improvements at the property consisting primarily of floor covering replacements, a water submetering project, appliance replacements, other building improvements and water heater replacements. These improvements were funded from Partnership reserves, insurance proceeds, and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $141,600. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property. In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001 which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated damaged assets.

Point West Apartments

During the year ended December 31, 2001, the Partnership completed approximately $97,000 of capital improvements at the property consisting primarily of floor covering replacements, a water submetering project and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2001, the Partnership completed approximately $239,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, structural improvements, plumbing enhancements, major landscaping, lighting and electrical upgrades. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $45,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2001, the Partnership completed approximately $91,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and plumbing enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

South Port Apartments

During the year ended December 31, 2001, the Partnership completed approximately $305,000 of capital improvements at the property, consisting primarily of building upgrades, land improvements, floor covering and appliance replacements and plumbing fixture replacements. These improvements were funded from operating cash flow, insurance proceeds and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $72,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the year ended December 31, 2001 which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated damaged assets.

Village East Apartments

During the year ended December 31, 2001, the Partnership completed approximately $231,000 of capital improvements at the property, consisting primarily of plumbing and sewer upgrades and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $41,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)   Title of Class                      Number of Unitholders of Record

      Limited Partnership Units            8,070 as of December 31, 2001

There were 342,773 Units outstanding at December 31, 2001, of which affiliates of the General Partner owned 186,758.50 Units or approximately 54.48%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1999, 2000 and 2001 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99            $17,601 (1)             $49.29
       01/01/00 - 12/31/00             11,239 (2)              31.32
       01/01/01 - 12/31/01              9,205 (3)              25.59

(1) Consists of approximately $12,544,000 of cash from operations and approximately $5,057,000 of surplus funds. The surplus funds were from the financing at Point West Apartments and previously undistributed refinance proceeds from 1996 and 1997. Of these amounts, $4,318,000 was accrued at December 31, 2000. In January 2000, approximately $4,113,000 of this distribution was paid and the remainder was accrued at December 31, 2001.

(2) Consists of approximately $6,250,000 of cash from operations and approximately $4,989,000 of surplus cash. The surplus funds were from the refinancing of The Apartments, Citadel Apartments, Stratford Place Apartments, and River's Edge Apartments and sales proceeds from Overlook Apartments sold in December 1999. Approximately $197,000 of this distribution from surplus cash was accrued at December 31, 2001.

(3) Consists of approximately $5,047,000 of cash from operations and approximately $4,158,000 of surplus cash. Surplus funds were from the refinancing of Lake Forest Apartments and sales proceeds from Stratford Place Apartments sold in December of 2000. Approximately $166,000 of this distribution from surplus cash was accrued at December 31, 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,758.50 limited partnership units in the Partnership representing 54.48% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.48% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. Certain reclassifications have been made to the 1997 information to conform to the 1998, 1999, 2000 and 2001 presentation. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

                                               Years Ended December 31,
                                         (in thousands, except per unit data)
   Consolidated Statements
        of Operations             2001       2000       1999        1998        1997

Total revenues                  $ 29,079   $ 33,687   $ 31,189    $ 30,093    $ 28,710
Total expenses                   (24,739)   (25,006)   (25,071)    (26,164)    (28,296)
Income before
  extraordinary items              4,340      8,681      6,118       3,929         414
Extraordinary items                 (182)      (207)        --          (5)        (47)
Net income                      $ 4,158    $ 8,474     $ 6,118     $ 3,924     $ 367
Per Limited Partnership Unit:
  Income before
   extraordinary items          $ 12.16    $ 24.31     $ 17.13     $ 11.00     $ 1.15
  Extraordinary items               (.51)     (0.58)        --       (0.01)      (0.12)
Net income                      $ 11.65    $ 23.73     $ 17.13     $ 10.99     $ 1.03
Distributions per Limited
  Partnership Unit              $ 25.59    $ 31.32     $ 49.29     $ 11.07     $ 7.01
Limited Partnership Units
  outstanding                    342,773    342,773    342,773     342,773     342,773

Consolidated Balance Sheets

Total assets                    $ 34,180   $ 38,870   $ 44,464    $ 50,671    $ 52,381
Mortgage notes payable          $ 73,475   $ 71,791   $ 70,997    $ 70,775    $ 72,439

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

Results of Operations

The Partnership's income before extraordinary items totaled approximately $4,340,000 for the year ended December 31, 2001, as compared to approximately $8,681,000 for the year ended December 31, 2000 and income before extraordinary items of approximately $6,118,000 for the year ended December 31, 1999. For the year ended December 31, 2001, a decrease in total revenues and a decrease in total expenses resulted in a decrease in income before extraordinary items as compared to 2000.

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

2001 Compared to 2000

The decrease in total revenues is primarily attributable to a decrease in the gain on sale of investment properties and a decrease in rental income which was partially offset by an increase in casualty gain for the year ended December 31, 2001, as compared to the year ended December 31, 2000. During the year ended December 31, 2001, the Partnership did not sell an investment property while Stratford Place was sold during the year ended December 31, 2000. Excluding the results of operations and gain on sale of investment property relating to Stratford Place Apartments, total revenues increased due to an increase in rental income, casualty gain income and other income. The increase in rental income is due to increased average rental rates at fourteen of the Partnership's fifteen properties partially offset by a decrease in occupancy levels at eleven of the investment properties. The increase in casualty gain was the result of fires and wind and hail damage at three of the properties as discussed below. The increase in other income is primarily attributable to an increase in utility reimbursements partially offset by a decrease in interest income due to lower average cash balances being maintained in interest bearing accounts.

Excluding the operations of Stratford Place Apartments, total expenses increased due to increases in operating, general and administrative, depreciation, property tax, and interest expenses, partially offset by a decrease in extraordinary loss on early extinguishment of debt. Operating expense increased due to increases in property, insurance, and maintenance expenses. Property expense increased due to an increase in employee salaries and related benefits and an increase in utility expense relating to vacant apartments. Insurance expense increased due to an increase in insurance premiums at fourteen of the Partnership's investment properties. Maintenance expense increased due to contract labor and materials and supplies used by the investment properties. General and administrative expenses increased primarily due to a new tax imposed by the State of Tennessee on the Partnership's properties in that state during the year ended December 31, 2001 and in an increase in the cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by a decrease in the 9% management fee on distributions from operating cash flows. Depreciation expense on the remaining properties increased due to capital improvements completed and placed into service during the past twelve months. The increase in property tax expense is due to an increase in the assessed value of five of the Partnership's properties. The increase in interest expense is primarily attributable to new financing at River's Edge Apartments in September 2000 and Lake Forest Apartments in September 2001 which increased the debt balances. For 2001, extraordinary losses on early extinguishment of debt arose from the refinancings of Lake Forest Apartments and Post Ridge Apartments, while the extraordinary losses on early extinguishment of debt for 2000 arose from the refinancings at The Apartments, Stratford Place Apartments, Rivers Edge Apartments, and Citadel Apartments in 2000.

2000 Compared to 1999

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

Excluding the results of Stratford Place Apartments and Overlook Apartments, total expenses increased due to increases in operating and interest expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to reduced net insurance proceeds on casualties, increased utility charges, and increased salary expenses; partially offset by decreased interior building expenses and decreased snow removal charges. During the twelve months ended December 31, 1999, there were several small insurance claims made and proceeds received, primarily at Nob Hill Villa Apartments. Fewer similar claims were made during the twelve months ended December 31, 2000 at various Partnership properties. The increase in interest expense is primarily attributable to the new financing at Point West Apartments late in 1999 and due to increased debt balances at The Apartments, Stratford Place Apartments, Rivers Edge, and Citadel Apartments due to refinancings in 2000. General and administrative expenses decreased due to a decrease in the 9% management fee on distributions from operating cash flows partially offset by increases in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and in professional fees. Extraordinary loss on early extinguishment of debt increased primarily due to the refinancings at Stratford Place Apartments, The Apartments, and Citadel Apartments (see discussions below).

On December 28, 2000, ConCap Stratford Associates, Ltd. sold Stratford Place Apartments to an unaffiliated third party for $7,600,000. After payment of closing costs of approximately $587,000, the net proceeds received by the Partnership were approximately $2,508,000. The purchaser assumed the mortgage encumbering the property of approximately $4,505,000. The gain on the sale recognized during the fourth quarter of 2000 was approximately $3,440,000.

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

LIQUIDITY AND CAPITAL RESOURCES

2001 Compared to 2000

At December 31, 2001, the Partnership held cash and cash equivalents of approximately $2,729,000 as compared to approximately $6,377,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $3,648,000 since the Partnership's year ended December 31, 2000 is due to approximately $7,936,000 and $3,341,000 of cash used in financing and investing activities, respectively, partially offset by approximately $7,629,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners, repayment of mortgages at Lake Forest Apartments and Post Ridge Apartments due to refinancing, payments of principal on the mortgages encumbering the Partnership's properties, payment of new loan costs, and
prepayment   penalties  associated  with  the  repaid  mortgage  at  Post  Ridge
Apartments, partially offset by proceeds from the refinancing of Lake Forest Apartments and Post Ridge Apartments. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net insurance proceeds received for casualties (see discussion below) and net withdrawals from restricted escrows. The Partnership invests its working capital in interest bearing accounts.

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001. The damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001, which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated damaged assets.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the year ended December 31, 2001, which represents the excess of the proceeds received as of December 31, 2001 over the write-off of undepreciated damaged assets.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $1,135,200. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's remaining mortgage indebtedness of approximately $49,472,000 is amortized over various periods with required balloon payments ranging from 2004 and 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On December 21, 2001, the Partnership refinanced the mortgage encumbering Post Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,050,000 with a new mortgage of $4,500,000. The mortgage was refinanced at a rate of 6.63% compared to the prior rate of 7.33% and matures on January 1, 2022. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership wrote off approximately $32,000 in unamortized loan costs and paid prepayment penalties of approximately $110,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $142,000.

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of approximately $4,700,00 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $217,000. The Partnership wrote off unamortized loan costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $40,000. The Partnership was required to establish a repair escrow of approximately $36,000 at the date of the refinancing. The Partnership is also required to establish a replacement reserve escrow by making monthly deposits until the mortgage is paid in full.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's remaining mortgage indebtedness of approximately $49,472,000 is amortized over various periods with required balloon payments ranging from 2004 and 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

During 2001, the Partnership declared and paid distributions of approximately $9,139,000 (approximately $8,773,000 to the limited partners or $25.59 per limited partnership unit) consisting of approximately $4,981,000 (approximately $4,782,000 to the limited partners or $13.95 per limited partnership unit) from operations and approximately $4,158,000 (approximately $3,991,000 to the limited partners or $11.64 per limited partnership unit) of refinance proceeds for Lake Forest Apartments and sale proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $166,000 of these distributions from proceeds is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $66,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

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

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,758.50 limited partnership units in the Partnership representing 54.48% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.48% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2001, a 100 basis point increase or decrease in market interest rates would have an annual impact of approximately $735,000 on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2001. The interest rates represent the weighted-average rates. The fair value of the the debt obligations approximated the recorded value as of December 31, 2001.

                                                         Long-term Debt
Principal amount by expected maturity:      Fixed Rate Debt      Average Interest Rate
                                             (in thousands)

                  2002                           $   845                 7.81%
                  2003                               923                 7.81%
                  2004                             5,112                 7.81%
                  2005                            43,138                 7.42%
                  2006                               875                 7.68%
               Thereafter                         22,582                 7.68%
                 Total                           $73,475

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets - December 31, 2001 and 2000

      Consolidated Statements of Operations - Years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001, 2000, and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                                 December 31,
                                                               2001         2000
Assets
   Cash and cash equivalents                                 $ 2,729      $  6,377
   Receivables and deposits                                     1,186        1,854
   Restricted escrows                                             644          900
   Other assets                                                 1,628        1,497
   Investment properties (Notes D, G and H):
      Land                                                     10,907       10,907
      Buildings and related personal property                 124,301      120,607
                                                              135,208      131,514
      Less accumulated depreciation                          (107,215)    (103,272)
                                                               27,993       28,242
                                                             $ 34,180     $ 38,870
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 204       $ 1,021
   Tenant security deposit liabilities                            497          488
   Accrued property taxes                                       1,189        1,311
   Other liabilities                                              947        1,510
   Distribution payable (Note F)                                  568          402
   Mortgage notes payable (Note D)                             73,475       71,791
                                                               76,880       76,523
Partners' Deficit
   General partners (Note F)                                   (7,064)      (6,798)
   Limited partners (342,773 units issued and
      outstanding)                                            (35,636)     (30,855)
                                                              (42,700)     (37,653)
                                                             $ 34,180     $ 38,870

        See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                         Years Ended December 31,
                                                      2001         2000         1999
Revenues:
  Rental income                                     $26,609      $27,859      $28,533
  Other income                                        2,234        2,234        2,018
  Gain on sale of investment property (Note E)           --        3,440          638
  Casualty gains (Note H)                               236          154           --
      Total revenues                                 29,079       33,687       31,189

Expenses:
  Operating                                          11,267       11,242       11,146
  General and administrative                          1,929        1,844        1,942
  Depreciation                                        4,082        4,161        4,398
  Interest                                            5,615        5,851        5,661
  Property taxes                                      1,846        1,908        1,924
      Total expenses                                 24,739       25,006       25,071

Income before extraordinary item                      4,340        8,681        6,118
Extraordinary loss on early extinguishment of
  debt (Note D)                                        (182)        (207)          --

Net income (Note I)                                 $ 4,158      $ 8,474      $ 6,118

Net income allocated to general partners (4%)        $ 166        $ 339        $ 245

Net income allocated to limited partners (96%)        3,992        8,135        5,873

Net income                                          $ 4,158      $ 8,474      $ 6,118

Per limited partnership unit:
  Income before extraordinary item                  $ 12.16      $ 24.31      $ 17.13
  Extraordinary loss on early extinguishment
   of debt                                             (.51)       (0.58)          --

Net income                                          $ 11.65      $ 23.73      $ 17.13

Distributions per limited partnership unit          $ 25.59      $ 31.32      $ 49.29

        See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners      Total

Original capital contributions           343,106        $ 1      $171,553    $171,554

Partners' deficit at
   December 31, 1998                     342,773     $ (6,175)   $(17,230)   $(23,405)

Net income for the year ended
   December 31, 1999                          --          245       5,873       6,118

Distributions to partners                     --         (704)    (16,897)    (17,601)

Partners' deficit at
   December 31, 1999                     342,773       (6,634)    (28,254)    (34,888)

Net income for the year ended
   December 31, 2000                          --          339       8,135       8,474

Distributions to partners                     --         (503)    (10,736)    (11,239)

Partners' deficit at
   December 31, 2000                     342,773       (6,798)    (30,855)    (37,653)

Net income for the year ended
   December 31, 2001                          --          166       3,992       4,158

Distributions to partners                     --         (432)     (8,773)     (9,205)

Partners' deficit at
   December 31, 2001                     342,773     $ (7,064)   $(35,636)   $(42,700)

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                            2001        2000        1999
Cash flows from operating activities:
   Net income                                             $ 4,158      $ 8,474     $ 6,118
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           4,082       4,161       4,398
      Amortization of loan costs                               221         281         315
      Gain on sale of investment property                       --      (3,440)       (638)
      Casualty gain                                           (236)       (154)         --
      Extraordinary loss on early extinguishment of
       debt                                                    182         207          --
      Change in accounts:
       Receivables and deposits                                668         327          32
       Other assets                                             47         (22)       (203)
       Accounts payable                                       (817)         61         581
       Tenant security deposit liabilities                       9         (18)        (62)
       Accrued property taxes                                 (122)         27         (25)
       Other liabilities                                      (563)        228         247

            Net cash provided by operating activities        7,629      10,132      10,763

Cash flows from investing activities:
   Property improvements and replacements                   (3,895)     (5,624)     (5,207)
   Net proceeds from sale of investment property                --       2,508       1,891
   Net withdrawals from restricted escrows                     256         502       1,341
   Net insurance proceeds from casualties                      298         354          --

            Net cash used in investing activities           (3,341)     (2,260)     (1,975)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (566)       (512)       (458)
   Repayment of mortgage notes payable                      (8,750)    (12,224)     (1,780)
   Proceeds from mortgage notes payable                     11,000      18,035       2,460
   Prepayment penalties                                       (110)        (30)         --
   Loan costs paid                                            (471)       (530)        (47)
   Distributions to partners                                (9,039)    (15,155)    (13,283)

            Net cash used in financing activities           (7,936)    (10,416)    (13,108)

Net decrease in cash and cash equivalents                  (3,648)      (2,544)     (4,320)

Cash and cash equivalents at beginning of the year           6,377       8,921      13,241

Cash and cash equivalents at end of year                  $ 2,729      $ 6,377     $ 8,921

Supplemental disclosure of noncash activity:
   Extinguishment of debt in connection with sale of
    investment property                                     $ --       $ 4,505      $ --

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December  31,  2001 and 2000,  distributions  payable to  partners  were each
adjusted  by  approximately   $166,000  and  $197,000  for  non-cash   activity,
respectively.

At December 31, 1999, distributions to partners of approximately $4,318,000 were declared and approximately $4,113,000 of this balance was paid during the year ended December 31, 2000. The remaining balance is deferred per the Partnership
Agreement.

Cash paid for interest was approximately $5,408,000, $5,552,000 and $5,372,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization:   Consolidated   Capital   Properties  IV  (the  "Partnership"  or
"Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 2001, the Partnership operates 15 residential properties in or near major urban areas in the United States.

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

Consolidation: The consolidated financial statements include the Partnership's majority interest in a joint venture which owns South Port Apartments. The Partnership has the ability to control the major operating and financial policies of the joint venture. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed. The other partner of this joint venture is AIMCO Properties, LP, an affiliate of the General Partner.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,504,000 and $2,899,000 at December 31, 2001 and 2000, respectively, that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancings of the mortgage notes payable encumbering Nob Hill Villa, the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, Village East, Lake Forest and South Port, approximately $1,638,000 was designated for certain capital improvements. At December 31, 2001, the total remaining escrow balance is approximately $36,000 and $213,000 for Lake Forest and South Port Apartments, respectively. The capital improvement reserves for Nob Hill Villa, Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood and Village East had been fully utilized as of December 31, 2001.

      Replacement Reserve Account - At the time of the refinancing of the mortgage notes payable encumbering the Arbours of Hermitage, Briar Bay, Chimney Hill, Citadel Village, Foothill Place, Knollwood, and Village East, $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 2001, the total remaining reserve balance was approximately $418,000.

Investments in Real Estate: Investment properties consist of fifteen apartment complexes, which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in any of the years ended December 31, 2001, 2000 or 1999. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs, net of accumulated amortization, of approximately $1,146,000 and $1,180,000 at December 31, 2001 and 2000, respectively, are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense.

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

Advertising Costs: Advertising costs of approximately $469,000, $543,000 and $549,000 in 2001, 2000 and 1999, respectively, are charged to operating expense as incurred.

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

Reclassification: Certain reclassifications have been made to the 1999 balances to conform to the 2000 and 2001 presentations.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the years ended December 31, 2001, 2000 and 1999:

                                                    2001       2000       1999
                                                         (in thousands)
   Property management fees (included in
     operating expense)                            $1,569     $1,515     $1,547
   Reimbursements for services of affiliates
     (included in investment properties,
     general and administrative expense
     and operating expense)                         2,172      1,103        565
   Partnership management fee (included in
     general and administrative expense)              430        535      1,084
   Loan costs (included in other assets)              110        180         25
   Real estate commission                              --        268         --

During the years ended December 31, 2001, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,569,000, $1,515,000 and $1,547,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Affiliates of the General Partner received reimbursement of accountable expenses amounting to approximately $2,172,000, $1,103,000 and $565,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,208,000, $159,000 and $31,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior period additions to investment properties and are being depreciated over 15 years.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner paid approximately $430,000, $535,000 and $1,084,000 under this provision of the Partnership Agreement to the General Partner during the years ended December 31, 2001, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $110,000, $180,000 and $25,000 in 2001, 2000 and 1999, respectively, for loan costs which are capitalized and included with other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of two of the Partnership's properties in 2001, four of the Partnership's properties in 2000 and one of the Partnership's properties in 1999 (see "Note D").

For acting as real estate broker in connection with the sale of Stratford Place Apartments, a real estate commission of approximately $228,000 was accrued as of December 31, 2000 and was paid to the General Partner during the year ended December 31, 2001. For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $250,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,758.50 limited partnership units in the Partnership representing 54.48% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.48% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                         Principal    Principal    Monthly                     Principal
                         Balance At   Balance At   Payment   Stated             Balance
                        December 31, December 31, Including Interest  Maturity   Due At
       Property             2001         2000     Interest    Rate      Date    Maturity

The Apartments            $ 4,601      $ 4,703    $  41 (b)   8.37%    03/20      $ --
Arbours of Hermitage
  Apartments                5,650        5,650       33 (a)   6.95%    12/05      5,650
Briar Bay Racquet Club
  Apartments                3,500        3,500       20 (a)   6.95%    12/05      3,500
Chimney Hill Apartments     5,400        5,400       31 (a)   6.95%    12/05      5,400
Citadel Apartments          4,536        4,638       40 (c)   8.25%    03/20         --
Citadel Village Apartments  2,450        2,450       14 (a)   6.95%    12/05      2,450
Foothill Place Apartments  10,100       10,100       58 (a)   6.95%    12/05     10,100
Knollwood Apartments        6,780        6,780       39 (a)   6.95%    12/05      6,780
Lake Forest Apartments      6,475        4,700       51 (e)   7.13%    10/21         --
Nob Hill Villa Apartments   6,789        6,926       64       9.20%    04/05      6,250
Point West Apartments       2,350        2,407       20       7.86%    12/19         --
Post Ridge Apartments       4,500        4,050       34 (f)   6.63%    01/22         --
Rivers Edge Apartments      3,891        3,979       33 (d)   7.82%    09/20         --
South Port Apartments       4,303        4,358       31       7.19%    12/04      4,119
Village East Apartments     2,150        2,150       12 (a)   6.95%    12/05      2,150

      Total               $73,475      $71,791    $ 521                         $46,399

(a)   Monthly payments of interest only at the stated rate until maturity.
(b) Debt was obtained effective February 2, 2000 (see below for further explanation).
(c) Debt was obtained effective February 28, 2000 (see below for further explanation).
(d) Debt was obtained effective August 31, 2000 (see below for further explanation).
(e) Debt was obtained effective September 28, 2001 (see below for further explanation).
(f) Debt was obtained effective December 21, 2001 (see below for further explanation).

On December 21, 2001, the Partnership refinanced the mortgage encumbering Post Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,050,000 with a new mortgage of $4,500,000. The mortgage was refinanced at a rate of 6.63% compared to the prior rate of 7.33% and matures on January 1, 2022. Capitalized loan costs incurred for the refinancing were approximately $254,000.

The Partnership  wrote off  approximately  $32,000 in unamortized loan costs and
paid   prepayment   penalties  of   approximately   $110,000   resulting  in  an
extraordinary loss on early extinguishment of debt of approximately $142,000.

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of approximately $4,700,000 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $217,000. The Partnership wrote off unamortized loan costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $40,000.

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

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2004 and 2022 and bear interest at rates ranging from 6.63% to 9.20%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002               $ 845
                                2003                  923
                                2004                5,112
                                2005               43,138
                                2006                  875
                             Thereafter            22,582
                               Total              $73,475

Note E - Disposition of Real Estate

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

Note F - Distributions

During 2001, the Partnership declared and paid distributions of approximately $9,139,000 (approximately $8,773,000 to the limited partners or $25.59 per limited partnership unit) consisting of approximately $4,981,000 (approximately $4,782,000 to the limited partners or $13.95 per limited partnership unit) from operations and approximately $4,158,000 (approximately $3,991,000 to the limited partners or $11.64 per limited partnership unit) of refinance proceeds for Lake Forest Apartments and sale proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $166,000 of these distributions from proceeds is payable to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $66,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

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

Note G - Real Estate and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                                and         Capitalized
                                                             Personal      Subsequent to
         Description             Encumbrances      Land      Property       Acquisition
                                (in thousands)                            (in thousands)
The Apartments                     $ 4,601        $ 438       $ 6,218         $ 2,646
Arbours of Hermitage
  Apartments                         5,650           547        8,574           5,759
Briar Bay Racquet Club
  Apartments                         3,500         1,084        5,271           1,811
Chimney Hill Apartments              5,400           659        7,188           4,040
Citadel Apartments                   4,536           695        5,619           1,742
Citadel Village Apartments           2,450           337        3,334             909
Foothill Place Apartments           10,100         3,492        9,435           3,592
Knollwood Apartments                 6,780           345        7,065           5,056
Lake Forest Apartments               6,475           692        5,811           3,475
Nob Hill Villa Apartments            6,789           490        8,922           4,642
Point West Apartments                2,350           285        2,919             109
Post Ridge Apartments                4,500           143        2,498           2,825
Rivers Edge Apartments               3,891           512        2,160             926
South Port Apartments                4,303         1,175        6,496           1,297
Village East Apartments              2,150           184        2,236           1,555

Totals                             $73,475       $11,078      $83,746         $40,384


                         Gross Amount At Which
                                Carried
                         At December 31, 2001
                            (in thousands)

                                  Buildings
                                    And
                                  Related
                                  Personal          Accumulated   Date of      Date    Depreciable
     Description          Land    Property  Total   Depreciation Construction Acquired Life-Years
                                                 (in thousands)
The Apartments          $   438   $ 8,864  $ 9,302    $ 7,860      1973       04/84      5-18
Arbours of Hermitage
  Apartments                547    14,333   14,880     11,601      1973       09/83      5-18
Briar Bay Racquet Club
  Apartments              1,084     7,082    8,166      6,645      1975       09/82      5-18
Chimney Hill Apartments     659    11,228   11,887     10,121      1973       08/82      5-18
Citadel Apartments          694     7,362    8,056      6,816      1973       05/83      5-18
Citadel Village Apartments  337     4,243    4,580      3,672      1974       12/82      5-18
Foothill Place Apartments 3,402    13,117   16,519     10,958      1973       08/85      5-18
Knollwood Apartments        345    12,121   12,466     10,160      1972       07/82      5-18
Lake Forest Apartments      692     9,286    9,978      7,910      1971       04/84      5-18
Nob Hill Villa Apartments   490    13,564   14,054     11,816      1971       04/83      5-18
Point West Apartments       206     3,107    3,313      2,561      1973       11/85      5-40
Post Ridge Apartments       143     5,323    5,466      4,215      1972       07/82      5-18
Rivers Edge Apartments      512     3,086    3,598      2,763      1976       04/83      5-18
South Port Apartments     1,175     7,793    8,968      6,881       --        11/83      5-18
Village East Apartments     183     3,792    3,975      3,236      1973       12/82      5-18

       Totals           $10,907  $124,301 $135,208  $107,215

Reconciliation of "Real Estate and Accumulated Depreciation":

                                            Years Ended December 31,
                                        2001           2000          1999
                                                 (in thousands)
Real Estate
Balance at beginning of year          $131,514       $134,633      $134,232
  Additions                              3,895          5,624         5,207
  Property dispositions - other           (201)        (8,743)       (4,806)
Balance at end of year                $135,208       $131,514      $134,633

Accumulated Depreciation
Balance at beginning of year          $103,272       $104,057      $103,250
  Additions charged to expense           4,082          4,161         4,398
  Property dispositions - other           (139)        (4,946)       (3,591)
Balance at end of year                $107,215       $103,272      $104,057

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001, 2000 and 1999, is approximately $153,587,000, $149,980,000 and $152,079,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001, 2000 and 1999, is approximately $120,682,000, $116,415,000 and $116,541,000, respectively.

Note H - Casualties

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001 as the damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001 which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated damaged assets.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $182,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $128,000 for the year ended December 31, 2001 which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated damaged assets.

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

Note I - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per unit data):

                                          2001          2000         1999

Net income as reported                   $ 4,158      $ 8,474       $ 6,118
(Deduct) add:
  Deferred revenue and other
    liabilities                              (89)        (151)         (393)
  Depreciation differences                  (185)          15           473
  Accrued expenses                            20           30            39
  Minority interest                         (255)        (302)         (220)
  Other                                      (22)          41           (29)
  Gain (loss) on casualty/
    disposition/foreclosure                 (343)         412          (514)

Federal taxable income                   $ 3,284      $ 8,519       $ 5,474
Federal taxable income per
  Limited Partnership unit               $ 9.20       $ 23.86       $ 15.33

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                $(42,700)
Land and Buildings                           18,379
Accumulated depreciation                    (13,467)
Syndication fees                             18,871
Other                                         5,041

Net liabilities - Federal tax basis        $(13,876)

Note J - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

2001                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 7,125     $ 7,224    $ 7,366    $ 7,364   $ 29,079
Total expenses                      (5,974)    (6,467)     (6,221)    (6,077)  (24,739)
Income before extraordinary
  item                               1,151        757       1,145      1,287     4,340
Extraordinary loss on early
  extinguishment of debt               --         --         (40)      (142)     (182)
Net income                        $ 1,151      $ 757     $ 1,105    $ 1,145    $ 4,158

Per limited partnership unit:
  Income before extraordinary
    item                           $ 3.22     $ 2.12      $ 3.21     $ 3.61    $ 12.16
  Extraordinary loss on early
    extinguishment of debt              --         --        (.11)     (0.40)    (0.51)

Net income                         $ 3.22     $ 2.12      $ 3.10     $ 3.21    $ 11.65


2000                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 7,399     $ 7,548    $ 7,539    $ 11,201  $ 33,687
Total expenses                      (6,180)    (6,175)     (6,284)    (6,367)  (25,006)
Income before extraordinary
  item                               1,219      1,373       1,255      4,834     8,681
Extraordinary loss on early
  extinguishment of debt               (59)        (5)         --       (143)     (207)
Net income                        $ 1,160     $ 1,368    $ 1,255    $ 4,691    $ 8,474

Per limited partnership unit:
  Income before extraordinary
    item                           $ 3.41     $ 3.84      $ 3.52    $ 13.54    $ 24.31
  Extraordinary loss on early
    extinguishment of debt           (0.16)     (0.01)         --      (0.41)    (0.58)

Net income                         $ 3.25     $ 3.83      $ 3.52    $ 13.13    $ 23.73

The increase in net income for the fourth quarter of 2000 is due to the sale of Stratford Place Apartments which resulted in a gain on the sale of approximately $3,440,000.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $150,000 and non-audit services (principally tax-related) of approximately $84,000.

Item 11.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant during the year ended December 31, 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2001, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

               Entity                   Number of Units      Percentage

Insignia Properties, LP                     67,033.50          19.55%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                     29,612.50           8.64%
  (an affiliate of AIMCO)
AIMCO Properties, LP                        90,112.50          26.29%
  (an affiliate of AIMCO)

Insignia Properties, LP and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, CO 80222.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2001, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                                           Number of     Percent
      Name and Address                                    CEI Shares    Of Total

      Insignia Properties Trust ("IPT")                     100,000        100%
      55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 2001, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 13.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the General Partner and/or its affiliates were incurred during the years ended December 31, 2001, 2000 and 1999:

                                                    2001       2000       1999
                                                         (in thousands)

   Property management fees                        $1,569     $1,515     $1,547
   Reimbursements for services of affiliates        2,172      1,103        565
   Partnership management fee                         430        535      1,084
   Loan costs                                         110        180         25
   Real estate commission                              --        268         --

During the years ended December 31, 2001, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,569,000, $1,515,000 and $1,547,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Affiliates of the General Partner received reimbursement of accountable expenses amounting to approximately $2,172,000, $1,103,000 and $565,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,208,000, $159,000 and $31,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The construction management service fees are calculated based on a percentage of current and certain prior period additions to investment properties and are being depreciated over 15 years.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner paid approximately $430,000, $535,000 and $1,084,000 under this provision of the Partnership Agreement to the General Partner during the years ended December 31, 2001, 2000 and 1999, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $110,000, $180,000 and $25,000 in 2001, 2000 and 1999, respectively, for loan costs which are capitalized and included with other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of two of the Partnership's properties in 2001, four of the Partnership's properties in 2000 and one of the Partnership's properties in 1999 (see "Note D").

For acting as real estate broker in connection with the sale of Stratford Place Apartments, a real estate commission of approximately $228,000 was accrued as of December 31, 2000 and was paid to the General Partner during the year ended December 31, 2001. For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $250,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,758.50 limited partnership units in the Partnership representing 54.48% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.48% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated Balance Sheets - December 31, 2001 and 2000

            Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

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

      10.85 Multifamily Note dated September 27, 2001 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and AIMCO Properties, L.P., a Delaware limited partnership, in favor of GMAC Commercial Mortgage Corporation, a California corporation.

      10.86 Multifamily Note dated December 20, 2001 between Post Ridge Associates, Ltd., a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

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

(b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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

/s/Patrick J. Foye                                    Date:
Patrick J. Foye
Executive Vice President and Director


/s/Martha L. Long                                     Date:
Martha L. Long
Senior Vice President and Controller

                                                                 Exhibit 10.86

                                                      FHLMC Loan No. 002694271
                                                         Post Ridge Apartments

                               MULTIFAMILY NOTE
                   (MULTISTATE - REVISION DATE 11-01-2000)


US $4,500,000.00                                       As of December 20, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Four Million Five Hundred Thousand and 00/100 Dollars (US $4,500,000.00), with interest on the unpaid principal balance at the annual rate of six and sixty-three hundredths percent (6.63%).

      Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.
       Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn:
Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.
       Payment of Principal and Interest. Principal and interest shall be paid as follows:
      Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.
      Consecutive monthly installments of principal and interest, each in the amount of Thirty Three Thousand Eight Hundred Ninety Six and 08/100 Dollars (US $33,896.08), shall be payable on the first day of each month beginning on February 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.
      Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.
      Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.
      Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.
      Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.
      Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.
      Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this
Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.
      Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.
      Limits on Personal Liability.
      Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.
      Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.
      In  addition  to  Borrower's  personal  liability  under  Paragraph  9(b),
Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.
      For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.
      Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.
      In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.
      To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.
      Voluntary and Involuntary Prepayments.
      A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:
            Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.
            Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).
            Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.
      Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.
      Any prepayment premium payable under this Note shall be computed as follows:
            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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




            [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]




                                    POST  RIDGE  ASSOCIATES,   LTD.,   LIMITED
                                       PARTNERSHIP,    a   Tennessee   limited
                                       partnership

                                    By:   ConCap  Equities,  Inc.,  a Delaware
                                          corporation, its general partner



                                          By:
                                          --------------------------------
                                              Patti K. Fielding
                                              Senior Vice President


                                   58-1763207
                                    Borrower's  Social   Security/Employer  ID
                                     Number





PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS _____ DAY OF _______________, 20__.

GMAC       COMMERCIAL       MORTGAGE
   CORPORATION,     a     California
   corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

EXHIBIT A

MODIFICATIONS TO MULTIFAMILY NOTE

The following  modifications are made to the text of the Note that precedes this
Exhibit:

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