Form 10-Q
period 2002-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2002-05-15
CIK 355804

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2002

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

ITEM 1.     FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)



                                                            March 31,    December 31,
                                                               2002          2001
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 4,285        $ 2,729
   Receivables and deposits                                       935          1,186
   Restricted escrows                                             533            644
   Other assets                                                 2,067          1,628
   Investment properties:
      Land                                                     10,907         10,907
      Buildings and related personal property                 124,821        124,301
                                                              135,728        135,208
      Less accumulated depreciation                          (108,206)      (107,215)
                                                               27,522         27,993
                                                             $ 35,342      $ 34,180
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 408          $ 204
   Tenant security deposit liabilities                            495            497
   Accrued property taxes                                         622          1,189
   Other liabilities                                            1,258            947
   Distribution payable                                           568            568
   Mortgage notes payable                                      73,277         73,475
                                                               76,628         76,880
Partners' Deficit
   General partners                                             (7,021)       (7,064)
   Limited partners (342,773 units issued and
      outstanding)                                            (34,265)       (35,636)
                                                              (41,286)       (42,700)
                                                             $ 35,342      $ 34,180

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United Sates for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                             2002           2001
Revenues:
   Rental income                                            $ 6,519        $ 6,580
   Other income                                                 702            545
   Casualty gain                                                 97             --
      Total revenues                                          7,318          7,125

Expenses:
   Operating                                                 2,548           2,713
   General and administrative                                  367             399
   Depreciation                                              1,058           1,020
   Interest                                                  1,391           1,404
   Property taxes                                              526             438
      Total expenses                                         5,890           5,974

Net income                                                 $ 1,428         $ 1,151

Net income allocated to general partners (4%)                $ 57           $ 46
Net income allocated to limited partners (96%)               1,371           1,105

                                                           $ 1,428         $ 1,151

Net income per limited partnership unit:                    $ 4.00         $ 3.22

Distribution per limited partnership unit                    $ --          $ 10.64


            See Accompanying Notes to Consolidated Financial Statements

c)
                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2000                   342,773       $(6,798)    $(30,855)   $(37,653)

Distributions to partners                   --          (159)      (3,646)     (3,805)

Net income for the three months
   ended March 31, 2001                     --            46        1,105       1,151

Partners' deficit
   at March 31, 2001                   342,773       $(6,911)    $(33,396)   $(40,307)

Partners' deficit at
   December 31, 2001                   342,773       $(7,064)    $(35,636)    $(42,700)

Distributions to partners                   --           (14)          --         (14)

Net income for the three months
   ended March 31, 2002                     --            57        1,371       1,428

Partners' deficit at
   March 31, 2002                      342,773       $(7,021)    $(34,265)   $(41,286)

            See Accompanying Notes to Consolidated Financial Statements

d)

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
Cash flows from operating activities:
  Net income                                                      $ 1,428      $ 1,151
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   1,058        1,020
     Amortization of loan costs                                        55           61
     Casualty gain                                                    (97)          --
     Change in accounts:
      Receivables and deposits                                        251          791
      Other assets                                                   (494)        (283)
      Accounts payable                                                204         (624)
      Tenant security deposit liabilities                              (2)          17
      Accrued property taxes                                         (567)        (644)
      Other liabilities                                               311           22
        Net cash provided by operating activities                   2,147        1,511

Cash flows from investing activities:
  Property improvements and replacements                             (635)        (931)
  Net withdrawals from restricted escrows                             111          114
  Net insurance proceeds from casualty                                145           --
        Net cash used in investing activities                        (379)        (817)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (198)        (131)
  Distribution to partners                                            (14)      (3,701)
        Net cash used in financing activities                        (212)      (3,832)

Net increase (decrease) in cash and cash equivalents                1,556       (3,138)

Cash and cash equivalents at beginning of period                    2,729        6,377

Cash and cash equivalents at end of period                        $ 4,285      $ 3,239

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,345,000 and $1,342,000 for the three months ended March 31, 2002 and 2001, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $104,000 for non-cash activity for the three months ended March
31, 2001.


            See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner or "CEI"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $372,000 and $366,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $307,000 and $255,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $19,000 and $21,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. There were no such special management fees paid or earned during the three months ended March 31, 2002. The Partnership paid approximately $103,000 under this provision of the Partnership Agreement to the General Partner during the three months ended March 31, 2001, which is included in general and administrative expenses.

For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner earned a real estate commission of approximately $228,000. The commission was accrued at March 31, 2001 and was paid during the second quarter of 2001. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $296,000 and $313,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

In March 2000, Southport Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 were received during the three months ended March 31, 2002. The Partnership recognized a casualty gain of approximately $97,000 during the three months ended March 31, 2002, which represents the excess of the proceeds received as of March 31, 2002 over the write-off of the undepreciated damaged assets.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of fifteen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Apartments                                89%        90%
        Omaha, NE
      Arbours of Hermitage Apartments               91%        92%
        Nashville, TN
      Briar Bay Racquet Club Apartments             95%        97%
        Miami, FL
      Chimney Hill Apartments                       89%        95%
        Marietta, GA
      Citadel Apartments                            94%        89%
        El Paso, TX
      Citadel Village Apartments                    93%        94%
        Colorado Springs, CO
      Foothill Place Apartments                     94%        97%
        Salt Lake City, UT
      Knollwood Apartments                          93%        92%
        Nashville, TN
      Lake Forest Apartments                        93%        83%
        Omaha, NE
      Nob Hill Villa Apartments                     90%        89%
        Nashville, TN
      Point West Apartments                         93%        95%
        Charleston, SC
      Post Ridge Apartments                         90%        88%
        Nashville, TN
      Rivers Edge Apartments                        94%        97%
        Auburn, WA
      South Port Apartments                         92%        94%
        Tulsa, OK
      Village East Apartments                       83%        94%
        Cimarron Hills, CO

The decrease in occupancy at Chimney Hill Apartments, Foothill Place Apartments, and River's Edge Apartments is due to increased competition and changing economic conditions in their respective local markets. The decrease in occupancy at Village East Apartments is due to problems with the water lines at the property. The water lines have recently been repaired. The increase in occupancy at the Citadel Apartments and Lake Forest Apartments is attributable to more aggressive marketing campaigns at both properties.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $1,428,000 as compared to net income of approximately $1,151,000 for the three months ended March 31, 2001. The increase in net income for the three months ended March 31, 2002, is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues is attributable to an increase in other income and a casualty gain partially offset by a decrease in rental income. The increase in other income is primarily attributable to an increase in utility reimbursements partially offset by a decrease in interest income due to less cash being held in interest bearing accounts. In March 2000, Southport Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 were received during the three months ended March 31, 2002. The Partnership recognized a casualty gain of approximately $97,000 during the three months ended March 31, 2002, which represents the excess of the proceeds received as of March 31, 2002 over the write-off of the undepreciated damaged assets. The decrease in rental income is due to decreased average occupancy at ten of the Partnership's fifteen properties and decreased rental rates at seven of the properties.

Total expenses decreased due to a decrease in operating, general and administrative, and interest expenses partially offset by an increase in property tax and depreciation expenses. Operating expense decreased due to a decrease in property expense partially offset by an increase in insurance expense. Property expense decreased primarily due to a decrease in utility bills and employee salaries at several of the Partnership's investment properties. Insurance expense increased due to an increase in insurance premiums at many of the Partnership's investment properties. General and administrative expenses decreased primarily due to a decrease in the 9% management fee on distributions from operating cash flows partially offset by in an increase in the cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense decreased due to scheduled debt service payments on the amortized mortgages on eight of the Partnership's investment properties. The increase in property tax expense is due to an increase in the assessed values of the Partnership's investment properties. Depreciation expense increased due to capital improvements placed in service during the past twelve months.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership held cash and cash equivalents of approximately $4,285,000 as compared to approximately $3,239,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $1,556,000 from the Partnership's year ended December 31, 2001 is due to approximately $2,147,000 of cash provided by operating activities partially offset by approximately $379,000 of cash used in investing and approximately $212,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by insurance proceeds received from Southport Apartments casualty (see discussion in "Results of Operations") and net withdrawals from restricted escrows. Cash used in financing activities consisted primarily of principal payments on the mortgages encumbering the Partnership's properties and distributions to general partner of the majority owned sub-tier limited partnerships. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $18,000 of capital improvements at the property, consisting primarily of office computers, appliance and floor covering replacements and heating system upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $70,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements, HVAC, parking area improvements, structural upgrades and interior building painting. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $44,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements, structural enhancements, and plumbing fixture replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $189,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements, water and sewer upgrades, structural upgrades and roof replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $19,000 of capital improvements at the property, consisting primarily of furniture and fixtures, appliance and floor covering replacements, office computers and air conditioning improvements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $64,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements and swimming pool upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Chimney Hill Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $78,000 of capital improvements at the property, consisting primarily of parking lot resurfacing, appliance and floor covering replacements, structural upgrades and clubhouse renovations. These improvements were funded from Partnership reserves. The Partnership has budgeted but is not limited to, capital improvements of approximately $115,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements, parking lot resurfacing, structural improvements, and wall covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Citadel Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $17,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements and roof replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $106,000 for the year 2002 at this property which consist primarily of HVAC, appliance and flooring covering replacements, swimming pool upgrades and furniture and fixture enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $14,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $46,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Foothill Place Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $35,000 of capital improvements at the property, consisting primarily of plumbing fixture replacements, roof replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $149,000 for the year 2002 at this property which consist primarily of electrical improvements, water heater replacements, appliance and flooring covering replacements, plumbing fixture replacements, swimming pool enhancements, furniture and fixtures, interior decoration and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Knollwood Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $103,000 of capital improvements at the property, consisting primarily of water and sewer upgrades, water heater replacements, appliance and floor covering replacements and roof replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $187,000 for the year 2002 at this property which consist primarily of water and sewer upgrades and appliance and flooring covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Lake Forest Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $45,000 of capital improvements at the property, consisting primarily of furniture and fixtures, appliance and floor covering replacements and water heater replacements. These improvements were funded from operating cash flow. The Partnership is has budgeted but is not limited to, capital improvements of approximately $109,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements, parking lot resurfacing and swimming pool upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $66,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements, water submetering, fencing, plumbing upgrades and water heater replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $223,000 for the year 2002 at this property which consist primarily of a water submetering project, HVAC, window coverings, major landscaping, and appliance and flooring covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Point West Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $14,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $42,000 for the year 2002 at this property which consist primarily of flooring covering replacements, appliance replacements and HVAC upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $16,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements and office computers. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted but is not limited to, capital improvements of approximately $107,000 for the year 2002 at this property which consist primarily of roof replacement, a water submetering project, appliance and flooring covering replacements and structural upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Rivers Edge Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $22,000 of capital improvements at the property, consisting primarily of major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $45,000 for the year 2002 at this property which consist primarily of appliance and flooring covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Southport Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $25,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $79,000 for 2002 at this property which consist primarily of HVAC upgrades, window replacements, appliance and flooring covering replacements and structural upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Village East Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $119,000 of capital improvements at the property, consisting primarily of plumbing fixture replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted but is not limited to, capital improvements of approximately $139,000 for 2002 at this property which consist primarily of plumbing fixture upgrades and appliance and flooring covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $73,277,000 matures at various dates between 2004 and 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $  14            $   --           $1,195            $ 3.33

Sale (1)                  --                --            2,610              7.31
                       $  14            $   --           $3,805            $10.64

(1)   From sale proceeds of Stratford Place Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $14,000 and $7,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the three months ended March 31, 2002 and 2001, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 186,921.50 limited partnership units in the Partnership representing 54.53% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 54.53% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2002.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2002              $ 647                7.81%
                           2003                 923               7.81%
                           2004               5,112               7.81%
                           2005              43,138               7.42%
                           2006                 875               7.68%
                        Thereafter           22,582               7.68%

                          Total             $73,277

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                      Date: May 15, 2002