Form 10-Q
period 2002-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2002-08-14
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


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


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2002          2001
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 1,135        $ 2,729
   Receivables and deposits                                     1,312          1,186
   Restricted escrows                                             564            644
   Other assets                                                 1,838          1,628
   Investment properties:
      Land                                                     10,907         10,907
      Buildings and related personal property                 125,341        124,301
                                                              136,248        135,208
      Less accumulated depreciation                          (109,160)      (107,215)
                                                               27,088         27,993
                                                             $ 31,937      $ 34,180
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 367          $ 204
   Tenant security deposit liabilities                            503            497
   Accrued property taxes                                       1,101          1,189
   Other liabilities                                            1,426            947
   Distribution payable                                           571            568
   Mortgage notes payable                                      73,065         73,475
                                                               77,033         76,880
Partners' Deficit
   General partners                                             (7,184)       (7,064)
   Limited partners (342,773 units issued and
      outstanding)                                            (37,912)       (35,636)
                                                              (45,096)       (42,700)
                                                             $ 31,937      $ 34,180

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                  Three Months Ended     Six Months Ended
                                                       June 30,              June 30,
                                                    2002       2001       2002      2001

Revenues:
  Rental income                                    $ 6,425    $ 6,564   $12,944    $13,144
  Other income                                         598        515     1,300      1,060
  Casualty gains                                        --        145        97        145
        Total revenues                               7,023      7,224    14,341     14,349

Expenses:
  Operating                                          2,702      2,876     5,250      5,589
  General and administrative                           649        707     1,016      1,106
  Depreciation                                         954      1,040     2,012      2,060
  Interest                                           1,432      1,391     2,823      2,795
  Property taxes                                       553        453     1,079        891
        Total expenses                               6,290      6,467    12,180     12,441

Net income                                          $ 733      $ 757    $ 2,161    $ 1,908

Net income allocated to general partners (4%)       $ 29       $ 30       $ 86      $ 76
Net income allocated to limited partners (96%)         704        727     2,075      1,832

                                                    $ 733      $ 757    $ 2,161    $ 1,908

Net income per limited partnership unit            $ 2.05     $ 2.12     $ 6.05    $ 5.34

Distributions per limited partnership unit         $ 12.69    $ 5.63    $ 12.69    $ 16.27

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2000                   342,773       $ (6,798)   $(30,855)   $(37,653)

Distributions to partners                   --           (284)     (5,578)      (5,862)

Net income for the six months
   ended June 30, 2001                      --             76       1,832       1,908

Partners' deficit at
   June 30, 2001                       342,773       $ (7,006)   $(34,601)   $(41,607)

Partners' deficit at
   December 31, 2001                   342,773       $ (7,064)   $(35,636)   $(42,700)

Distributions to partners                   --           (206)     (4,351)     (4,557)

Net income for the six months
   ended June 30, 2002                      --             86       2,075       2,161

Partners' deficit at
   June 30, 2002                       342,773       $ (7,184)   $(37,912)   $(45,096)


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                    $ 2,161      $ 1,908
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,012        2,060
   Amortization of loan costs                                       109          116
   Casualty gain                                                    (97)        (145)
   Change in accounts:
      Receivables and deposits                                     (126)         666
      Other assets                                                 (319)        (149)
      Accounts payable                                              163         (547)
      Tenant security deposit liabilities                             6           42
      Accrued property taxes                                        (88)        (248)
      Other liabilities                                             479          (49)
       Net cash provided by operating activities                  4,300        3,654

Cash flows from investing activities:
  Property improvements and replacements                         (1,155)      (1,554)
  Net withdrawals from restricted escrows                            80          271
  Insurance proceeds from casualties                                145          208
       Net cash used in investing activities                       (930)      (1,075)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (410)        (265)
  Distributions to partners                                      (4,554)      (5,758)
       Net cash used in financing activities                     (4,964)      (6,023)

Net decrease in cash and cash equivalents                        (1,594)      (3,444)

Cash and cash equivalents at beginning of period                  2,729        6,377
Cash and cash equivalents at end of period                      $ 1,135      $ 2,933

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,692,000 and $2,682,000 for the six months ended June 30, 2002 and 2001, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $3,000 and $104,000 for non-cash activity for the six months ended
June 30, 2002 and 2001, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $730,000 and $731,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $547,000 and $567,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $34,000 and $52,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $385,000 and $276,000 under this provision of the Partnership Agreement to the General Partner during the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the sale of Stratford Place Apartments, the General Partner was paid a real estate commission of approximately $228,000 during the six months ended June 30, 2001. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $296,000 and $313,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 and $182,000 were received during the six months ended June 30, 2002 and 2001, respectively. The Partnership recognized casualty gains of approximately $97,000 and $128,000 during the six months ended June 30, 2002 and 2001, which represents the excess of the proceeds received as of June 30, 2002 and 2001 over the write-off of the undepreciated damaged assets.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of fifteen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Apartments                                91%        90%
        Omaha, NE
      Arbours of Hermitage Apartments               92%        92%
        Nashville, TN
      Briar Bay Racquet Club Apartments             96%        95%
        Miami, FL
      Chimney Hill Apartments                       86%        94%
        Marietta, GA
      Citadel Apartments                            93%        89%
        El Paso, TX
      Citadel Village Apartments                    89%        94%
        Colorado Springs, CO
      Foothill Place Apartments                     91%        96%
        Salt Lake City, UT
      Knollwood Apartments                          92%        91%
        Nashville, TN
      Lake Forest Apartments                        95%        87%
        Omaha, NE
      Nob Hill Villa Apartments                     90%        90%
        Nashville, TN
      Point West Apartments                         94%        96%
        Charleston, SC
      Post Ridge Apartments                         89%        90%
        Nashville, TN
      Rivers Edge Apartments                        94%        97%
        Auburn, WA
      South Port Apartments                         93%        94%
        Tulsa, OK
      Village East Apartments                       84%        94%
        Cimarron Hills, CO

The decrease in occupancy at Chimney Hill Apartments, Citadel Village Apartments, Foothill Place Apartments, and River's Edge Apartments is due to increased competition and changing economic conditions in their respective local markets. The decrease in occupancy at Village East Apartments is due to problems with the water lines at the property. The water lines have recently been repaired. The increase in occupancy at the Citadel Apartments and Lake Forest Apartments is attributable to more aggressive marketing campaigns at both properties.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2002, was approximately $733,000 and $2,161,000 as compared to net income of approximately $757,000 and $1,908,000 for the three and six months ended June 30, 2001. The increase in net income for the six months ended June 30, 2002, is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in net income for the three months ended June 30, 2002 is due to a decrease in total revenues offset by a decrease in total expenses.

Total expenses for the three and six months ended June 30, 2002 decreased due to decreases in operating, general and administrative and depreciation expenses partially offset by an increase in property tax and interest expenses. Operating expense decreased due to a decrease in property expense partially offset by an increase in insurance expense. Property expense decreased due to decreased utility bills primarily due to the milder winter nation-wide experienced this year as compared to last year and payroll expenses at many of the Partnership's properties. Insurance expense increased due to an increase in insurance premiums at many of the Partnership's investment properties. General and administrative expense decreased primarily due to a decrease in state operating taxes partially offset by an increase in the 9% management fee on distributions from operating cash flows. Also included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are cost of services included in management reimbursements to the General Partner as allowed under the
Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense on the investment properties decreased due to some assets being fully depreciated during the three and six months ended June 30, 2002. The increase in property tax expense is due to an increase in the assessed values of the Partnership's properties. The increase in interest expense is due to the refinancing of the mortgages encumbering Lake Forest Apartments and Post Ridge Apartments during the latter half of 2001 which increased their debt balance.

The decrease in total revenues for the three and six months ended June 30, 2002, is attributable to a decrease in rental income and casualty gains partially offset by an increase in other income. The decrease in rental income is due to decreased average occupancy at eight of the Partnership's fifteen properties as well as an increase in bad debt expense at Nob Hill Apartments partially offset by a decrease in concessions at several of the investment properties. In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 and $182,000 were received during the six months ended June 30, 2002 and 2001, respectively. The Partnership recognized casualty gains of approximately $97,000 and $128,000 during the six months ended June 30, 2002 and 2001, which represents the excess of the proceeds received as of June 30, 2002 and 2001 over the write-off of the undepreciated damaged assets. In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $26,000 were received during the six months ended June 30, 2001. The Partnership recognized a casualty gain of approximately $17,000 for the six months ended June 30, 2001 which represents the excess of the proceeds received as of June 30, 2001 over the write-off of the undepreciated damaged assets.

The increase in other income is primarily attributable to an increase in utility reimbursements partially offset by a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At June 30,2002 the Partnership held cash and cash equivalents of approximately $1,135,000 as compared to approximately $2,933,000 at June 30, 2001. The decrease in cash and cash equivalents of approximately $1,594,000 from Partnership's year ended December 31, 2001 is due to approximately $4,964,000 of cash used in financing activities and approximately $930,000 of cash used in investing activities partially offset by approximately $4,300,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the distributions to the partners and principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by insurance proceeds received from the South Port Apartments casualty (see discussion in "Results of Operations") and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $26,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and HVAC upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $69,000 for 2002 at this property, which consist primarily of HVAC, parking area improvements, structural improvements and flooring covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $104,000 of capital improvements at the property, consisting primarily of office computers, plumbing improvements, floor covering replacements and structural enhancements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 2002 at this property, which consist primarily of flooring covering replacements, water and sewer upgrades, structural upgrades and roof replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $26,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements and roof replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $59,000 for 2002 at this property, which consist primarily of flooring covering replacements, swimming pool upgrades and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Chimney Hill Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $128,000 of capital improvements at the property, consisting primarily of parking lot resurfacing, appliance and floor covering replacements, water heater replacements, roof replacements, structural upgrades and clubhouse renovations. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $130,000 for 2002 at this property, which consist primarily of flooring covering replacements, parking lot resurfacing and structural upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Citadel Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $53,000 of capital improvements at the property, consisting primarily of furniture and fixtures, appliance and floor covering replacements, swimming pool upgrades and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $101,000 for 2002 at this property, which consist primarily of swimming pool improvements and flooring covering replacements and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $34,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements, major landscaping and plumbing fixture replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $48,000 for 2002 at this property, which consist primarily of flooring covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $64,000 of capital improvements at the property, consisting primarily of plumbing fixture replacements, roof replacements, major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $148,000 for 2002 at this property which consist primarily of appliance and flooring covering replacements, plumbing fixture replacements, hot water heater replacements and interior decoration. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $154,000 of capital improvements at the property, consisting primarily of structural improvements, appliance and floor covering replacements, air conditioning, office computers, water heater replacements and roof replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 2002 at this property, which consist primarily of water and sewer upgrades, flooring covering replacements and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $74,000 of capital improvements at the property, consisting primarily of appliance and floor covering replacements, water heater replacements and furniture and fixtures. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $115,000 for 2002 at this property which consist primarily of appliance and flooring covering replacements, parking lot resurfacing and swimming pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Nob Hill Villa Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $148,000 of capital improvements at the property, consisting primarily of office computers, water submetering, appliance and floor covering replacements and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $247,000 for 2002 at this property, which consist primarily of water submetering, appliance and flooring covering replacements and water heater replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Point West Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $30,000 of capital improvements at the property, consisting primarily of floor covering replacements and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $44,000 for 2002 at this property, which consist primarily of flooring covering, air conditioning and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Post Ridge Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $85,000 of capital improvements at the property, consisting primarily of water submetering, roof replacements and appliance and floor covering replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $124,000 for 2002 at this property, which consist primarily of water submetering, structural upgrades, flooring covering replacements and roofing replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $29,000 of capital improvements at the property, consisting primarily of floor covering replacements, major landscaping and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $42,000 for 2002 at this property, which consist primarily of appliance and flooring covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Port Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $43,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $80,000 for 2002 at this property, which consist primarily of appliance and flooring covering replacements, structural upgrades and window replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Village East Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $157,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of plumbing fixture replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $150,000 for 2002 at this property which consist primarily of plumbing fixture upgrades and appliance and flooring covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $73,065,000 matures at various dates between 2004 and 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $4,481           $12.48           $3,252            $ 8.96
Refinance (1)              76              .21               --                --
Sale (2)                   --               --            2,610              7.31
                       $4,557           $12.69           $5,862            $16.27

(1)   From refinance proceeds of Post Ridge Apartments.
(2)   From sale proceeds of Stratford Place Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $25,000 and $51,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2002 and 2001, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,380.50 limited partnership units in the Partnership representing 56.42% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $128.00 per Unit expired. Pursuant to this offer, AIMCO acquired 5,698.00 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.42% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2002.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2002              $ 435                7.81%
                           2003                 923               7.81%
                           2004               5,112               7.81%
                           2005              43,138               7.42%
                           2006                 875               7.68%
                        Thereafter           22,582               7.68%

                          Total             $73,065

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

3.1 Certificate of Limited Partnership, (incorporated by reference to the Registration statement of the Partnership (file No. 2-74353), filed October 9, 1981, as amended to date).

3.2  Limited   Partnership   Agreement   (Exhibit  to  the   Prospectus  of  the
     Partnership, filed October 12, 1981).

99   Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.