Form 10-Q
period 2002-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2002-11-14
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2002          2001
                                                           (Unaudited) (Note)
Assets
   Cash and cash equivalents                                 $ 1,489        $ 2,729
   Receivables and deposits                                     1,289          1,186
   Restricted escrows                                             536            644
   Other assets                                                 1,621          1,628
   Investment properties:
      Land                                                     10,907         10,907
      Buildings and related personal property                 125,937        124,301
                                                              136,844        135,208
      Less accumulated depreciation                          (110,025)      (107,215)
                                                               26,819         27,993
                                                             $ 31,754      $ 34,180
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 193          $ 204
   Tenant security deposit liabilities                            530            497
   Accrued property taxes                                       1,465          1,189
   Other liabilities                                            1,424            947
   Distribution payable                                           571            568
   Mortgage notes payable                                      72,850         73,475
                                                               77,033         76,880
Partners' Deficit
   General partners                                             (7,195)       (7,064)
   Limited partners (342,773 units issued and
      outstanding)                                            (38,084)       (35,636)
                                                              (45,279)       (42,700)
                                                             $ 31,754      $ 34,180

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


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                   Three Months Ended    Nine Months Ended
                                                     September 30,         September 30,
                                                    2002        2001      2002       2001
                                                             (Restated)           (Restated)

Revenues:
  Rental income                                    $ 5,951    $ 6,750    $18,895   $19,894
  Other income                                         761        533      2,061     1,593
  Casualty gain                                         23         83        120       228
        Total revenues                               6,735      7,366     21,076    21,715

Expenses:
  Operating                                          2,679      2,980      7,929     8,569
  General and administrative                           377        396      1,393     1,502
  Depreciation                                         865        995      2,877     3,055
  Interest                                           1,399      1,408      4,222     4,203
  Property taxes                                       535        482      1,614     1,373
        Total expenses                               5,855      6,261     18,035    18,702

Net income                                          $ 880     $ 1,105    $ 3,041   $ 3,013

Net income allocated to general partners (4%)       $ 36        $ 44      $ 122     $ 121
Net income allocated to limited partners (96%)         844      1,061      2,919     2,892

                                                    $ 880     $ 1,105    $ 3,041   $ 3,013

Net income per limited partnership unit            $ 2.47      $ 3.09    $ 8.52     $ 8.44

Distributions per limited partnership unit         $ 2.97      $ 2.30    $ 15.66   $ 18.57


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2000                   342,773       $ (6,798)   $(30,855)   $(37,653)

Distributions to partners                   --           (327)     (6,364)      (6,691)

Net income for the nine months
   ended September 30, 2001                 --            121       2,892       3,013

Partners' deficit at
   September 30, 2001                  342,773       $ (7,004)   $(34,327)   $(41,331)

Partners' deficit at
   December 31, 2001                   342,773       $ (7,064)   $(35,636)   $(42,700)

Distributions to partners                   --           (253)     (5,367)     (5,620)

Net income for the nine months
   ended September 30, 2002                 --            122       2,919       3,041

Partners' deficit at
   September 30, 2002                  342,773       $ (7,195)   $(38,084)   $(45,279)


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                    $ 3,041      $ 3,013
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,877        3,055
   Amortization of loan costs                                       156          173
   Casualty gain                                                   (120)        (228)
   Loss on early extinguishment of debt                              --           40
   Change in accounts:
      Receivables and deposits                                     (103)         560
      Other assets                                                 (149)        (122)
      Accounts payable                                              (11)        (586)
      Tenant security deposit liabilities                            33           28
      Accrued property taxes                                        276           77
      Other liabilities                                             477         (322)
       Net cash provided by operating activities                  6,477        5,688

Cash flows from investing activities:
  Property improvements and replacements                         (1,751)      (3,421)
  Net withdrawals from restricted escrows                           108          401
  Insurance proceeds from casualties                                168          290
       Net cash used in investing activities                     (1,475)      (2,730)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (625)        (402)
  Repayment of mortgage notes payable                                --       (4,700)
  Proceeds of mortgage notes payable                                 --        6,500
  Loan costs paid                                                    --         (221)
  Distributions to partners                                      (5,617)      (6,587)
       Net cash used in financing activities                     (6,242)      (5,410)

Net decrease in cash and cash equivalents                        (1,240)      (2,452)

Cash and cash equivalents at beginning of period                  2,729        6,377
Cash and cash equivalents at end of period                      $ 1,489      $ 3,925

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $4,044,000 and $4,020,000 for the nine months ended September 30, 2002 and 2001, respectively.

Distribution payable and distributions to partners were each adjusted by approximately $3,000 and $104,000 for non-cash activity for the nine months ended September 30, 2002 and 2001, respectively.


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated as of September 30, 2001 to reflect the loss on early extinguishment of debt of approximately $40,000 at Lake Forest Apartments in interest expense.

Note B - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,074,000 and $1,107,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $776,000 and $1,869,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $38,000 and $1,130,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $477,000 and $347,000 under this provision of the Partnership Agreement to the General Partner during the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $65,000 for loan costs related to the refinancing of Lake Forest Apartments during the nine months ended September 30, 2001. There were no loan costs paid to an affiliate of the General Partner for the nine months ended September 30, 2002. These costs were capitalized and are included in other assets on the consolidated balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $296,000 and $313,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $168,000 and $182,000 were received during the nine months ended September 30, 2002 and 2001, respectively. The Partnership recognized casualty gains of approximately $120,000 and $128,000 during the nine months ended September 30, 2002 and 2001, which represents the excess of the proceeds received as of September 30, 2002 and 2001 over the write-off of the undepreciated damaged assets.

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

Note D - Refinancing and Loss on Early Extinguishment of Debt

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of $4,700,000 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $221,000. The Partnership wrote off unamortized loan costs which resulted in a loss on early extinguishment of debt of approximately $40,000, which is included in interest expense. The Partnership was required to establish a repair escrow of approximately $36,000 at the date of the refinancing. The Partnership is also required to establish a replacement reserve escrow by making monthly deposits until the mortgage is paid in full.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of fifteen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      The Apartments                                91%        91%
        Omaha, NE
      Arbours of Hermitage Apartments               93%        93%
        Nashville, TN
      Briar Bay Racquet Club Apartments             95%        96%
        Miami, FL
      Chimney Hill Apartments                       81%        94%
        Marietta, GA
      Citadel Apartments                            93%        91%
        El Paso, TX
      Citadel Village Apartments                    88%        95%
        Colorado Springs, CO
      Foothill Place Apartments                     89%        96%
        Salt Lake City, UT
      Knollwood Apartments                          94%        92%
        Nashville, TN
      Lake Forest Apartments                        94%        90%
        Omaha, NE
      Nob Hill Villa Apartments                     91%        91%
        Nashville, TN
      Point West Apartments                         93%        96%
        Charleston, SC
      Post Ridge Apartments                         91%        91%
        Nashville, TN
      Rivers Edge Apartments                        94%        97%
        Auburn, WA
      South Port Apartments                         94%        95%
        Tulsa, OK
      Village East Apartments                       83%        94%
        Cimarron Hills, CO

The decrease in occupancy at Chimney Hill Apartments, Village East Apartments, Citadel Village Apartments, Foothill Place Apartments, Point West Apartments, and River's Edge Apartments is due to increased competition and changing economic conditions in their respective local markets. The increase in occupancy at the Lake Forest Apartments is attributable to a more aggressive marketing campaign.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2002, was approximately $880,000 and $3,041,000 as compared to net income of approximately $1,105,000 and $3,013,000 for the three and nine months ended September 30, 2001. The increase in net income for the nine months ended September 30, 2002 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in net income for the three months ended September 30, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses.

Total expenses for the three and nine months ended September 30, 2002 decreased due to a decrease in operating, general and administrative and depreciation expenses partially offset by an increase in property tax. Interest expense increased for the nine months ended September 30, 2002, and remained comparable for the three months ended September 30, 2002. Operating expenses decreased due to a decrease in property and maintenance expenses. Property expense decreased due to decreased utility bills primarily due to the milder winter nation-wide experienced this year as compared to last year and employee salaries at many of the Partnership's properties. General and administrative expense decreased primarily due to a decrease in state operating taxes and professional expenses partially offset by an increase in the 9% management fee on distributions from operating cash flows. Also included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense decreased due to some assets at several of the properties becoming fully depreciated during the three and nine months ended September 30, 2002. The increase in property tax expense is due to an increase in the assessed values of some of the Partnership's properties. The increase in interest expense for the nine months ended September 30, 2002 is due to the refinancing of the mortgages encumbering Lake Forest Apartments and Post Ridge Apartments during the latter half of 2001 which increased their debt balance partially offset by the loss in early extinguishment of debt of approximately $40,000 related to Lake Forest Apartments. Interest expense for the three month period ended September 30, 2002 and 2001, respectively, was comparable.

The decrease in total revenues for the three and nine months ended September 30, 2002, is attributable to a decrease in rental income and casualty gains partially offset by an increase in other income. The decrease in rental income is due to decreased average occupancy at eight of the Partnership's fifteen properties, a decrease in average rental rates at eleven properties and an increase in bad debt expense at twelve properties, partially offset by an increase in average rental rate at four properties and reduced concessions and promotions at eleven properties.

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $75,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $75,000 for the three and nine months ended September 30, 2001. The damaged assets were fully depreciated at the time of the fire.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $168,000 and $182,000 were received during the nine months ended September 30, 2002 and 2001, respectively. The Partnership recognized casualty gains of approximately $23,000 and $120,000 for the three and nine months ended September 30, 2002 as compared to approximately $128,000 for the nine months ended September 30, 2001, respectively, which represents the excess of the proceeds received as of September 30, 2002 and 2001 over the write-off of the undepreciated damaged assets.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the nine months ended September 30, 2001. The Partnership recognized a casualty gain of approximately $8,000 and $25,000 for the three and nine months ended September 30, 2001 which represents the excess of the proceeds received as of September 30, 2001 over the write-off of the undepreciated damaged assets.

The increase in other income is primarily attributable to an increase in utility reimbursements at eight of the Partnership's fifteen investment properties and lease cancellation fees at Nob Hill Villa Apartments and Foothills Place Apartments partially offset by a decrease in interest income as a result of lower average cash balances maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At  September  30,2002  the  Partnership  held  cash  and  cash  equivalents  of approximately $1,489,000 as compared to approximately $3,925,000 at September 30, 2001. The decrease in cash and cash equivalents of approximately $1,240,000 from the Partnership's year ended December 31, 2001 is due to approximately $6,242,000 of cash used in financing activities and approximately $1,475,000 of cash used in investing activities partially offset by approximately $6,477,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the distributions to the partners and principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by insurance proceeds received from the South Port Apartments casualty (see discussion in "Results of Operations") and net withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

The Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $51,000 of capital improvements at the property, consisting primarily of parking area improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $74,000 for 2002 at this property, which consist primarily of floor covering replacements, structural improvements, and parking area improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $162,000 of capital improvements at the property, consisting primarily of parking area improvements, office computers, plumbing improvements, air conditioning upgrades, floor covering replacements and structural enhancements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 2002 at this property, which consist primarily of floor covering replacements, water and sewer upgrades, roof replacement and structural upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $40,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and roof replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $67,000 for 2002 at this property, which consist primarily of floor covering replacements, swimming pool upgrades and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Chimney Hill Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $170,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of appliance and floor covering replacements, roof replacement, air conditioning upgrades, structural upgrades, water heater replacements, and clubhouse renovations. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $136,000 for 2002 at this property, which consist primarily of floor covering replacements, parking lot resurfacing and structural upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Citadel Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $81,000 of capital improvements at the property, consisting primarily of floor covering replacements, swimming pool improvements, water heater replacements, air conditioning upgrades and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $111,000 for 2002 at this property, which consist primarily of floor covering replacements, swimming pool improvements, air conditioning upgrades and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $58,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of floor covering replacements, major landscaping and plumbing fixture replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $55,000 for 2002 at this property, which consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $170,000 of capital improvements at the property, consisting primarily of plumbing fixture replacements, parking area improvements, air conditioning upgrades, roof replacements, major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $188,000 for 2002 at this property which consist primarily of floor covering replacements, plumbing fixture replacements, water heater replacements, interior decoration and air conditioning upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $186,000 of capital improvements at the property, consisting primarily of structural improvements, water heater replacements, office computers, appliance and floor covering replacements, air conditioning, and roof replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $214,000 for 2002 at this property, which consist primarily of water and sewer upgrades, water heater replacements, structural improvements, floor covering replacements and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $107,000 of capital improvements at the property, consisting primarily of floor covering replacements, parking lot resurfacing, and water heater replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $120,000 for 2002 at this property which consist primarily of appliance and floor covering replacements, parking lot resurfacing and swimming pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Nob Hill Villa Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $209,000 of capital improvements at the property, consisting primarily of water submetering, swimming pool improvements, office computers, plumbing upgrades, appliance and floor covering replacements and water heater replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $250,000 for 2002 at this property, which consist primarily of water submetering, major landscaping, appliance and floor covering replacements and water heater replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Point West Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $47,000 of capital improvements at the property, consisting primarily of floor covering replacements, air conditioning and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $49,000 for 2002 at this property, which consist primarily of floor covering, air conditioning and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Post Ridge Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $124,000 of capital improvements at the property, consisting primarily of water submetering, structural upgrades, air conditioning replacements, roof replacements and appliance and floor covering replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $128,000 for 2002 at this property, which consist primarily of water submetering, floor covering replacements, structural upgrades and roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $66,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of floor covering replacements, major landscaping and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $55,000 for 2002 at this property, which consist primarily of floor covering replacements and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Port Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $84,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and office computers. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 2002 at this property, which consist primarily of floor covering replacements, structural upgrades, air conditioning and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Village East Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $196,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of plumbing fixture replacements, swimming pool improvements, water heater replacements, land improvements, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $158,000 for 2002 at this property which consist primarily of plumbing fixture upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $72,850,000 matures at various dates between 2004 and 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months          Per          Nine months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $5,515           $15.45           $4,020            $11.26
Refinance (1)              76              .21               --                --
Sale (2)                   --               --            2,610              7.31
                       $5,591           $15.66           $6,630            $18.57

(1) From refinance proceeds of Post Ridge Apartments. (2) From sale proceeds of Stratford Place Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $29,000 and $61,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the nine months ended September 30, 2002 and 2001, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,390.50 limited partnership units in the Partnership representing 56.42% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.42% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2002, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2002.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                 (in thousands)

                           2002              $ 220                7.81%
                           2003                 923               7.81%
                           2004               5,112               7.81%
                           2005              43,138               7.42%
                           2006                 875               7.68%
                        Thereafter           22,582               7.68%

                          Total             $72,850

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  3.2 Limited Partnership Agreement (Exhibit to the Prospectus of the Partnership, filed October 12, 1981).

                  99    Certification  of  Chief  Executive   Officer  and
                        Chief  Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Properties IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                 _______________________
                                 Patrick J. Foye
                                 Executive Vice President of ConCap Equities,
                                 Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Properties IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                _______________________
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial
                                Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

                    (1)  The Report  fully  complies  with the  requirements  of
                         Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.