Form 10-Q/A
period 2002-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2003-01-09
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-Q filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-Q filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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


                                    Date: January 9, 2003

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


Date: November 13, 2002

                             /s/Patrick J. Foye
                             Patrick J. Foye
                             Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

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


Date: November 13, 2002

                            /s/Paul J. McAuliffe
                            Paul J. McAuliffe
                            Executive Vice President and Chief Financial Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

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