Form 10-K
period 2002-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2003-03-31
CIK 355804

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ______ No __X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Consolidated Capital Properties IV (the "Partnership" or "Registrant") was organized on September 22, 1981 as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership commenced a public offering for the sale of 200,000 units (the "Units") with the general partner's right to increase the offering to 400,000 units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171,553,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2002, the Partnership owned 15 income-producing properties (or interests therein), which range in age from 26 to 31 years old, principally located in the midwest, southeastern and southwestern United States. Prior to 2002, the Partnership had disposed of 33 properties originally owned by the Partnership. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


Item 2.     Description of Properties

The Partnership originally acquired 48 properties of which thirteen (13) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2002, the Partnership owned fifteen (15) apartment complexes. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".


                                     Date of
Property                             Purchase       Type of Ownership           Use

The Apartments (1)                    04/84    Fee ownership, subject to     Apartment
   Omaha, Nebraska                             a first mortgage              204 units
Arbours of Hermitage Apts. (1)        09/83    Fee ownership subject to      Apartment
   Nashville, Tennessee                        a first mortgage              350 units
Briar Bay Racquet Club Apts. (2)      09/82    Fee ownership subject to      Apartment
   Miami, Florida                              a first mortgage              194 units
Chimney Hill Apts. (2)                08/82    Fee ownership subject to      Apartment
   Marietta, Georgia                           a first mortgage              326 units
Citadel Apts. (1)                     05/83    Fee ownership subject         Apartment
   El Paso, Texas                              to a first mortgage           261 units
Citadel Village Apts. (1)             12/82    Fee ownership subject         Apartment
   Colorado Springs, Colorado                  to a first mortgage           122 units
Foothill Place Apts. (2)              08/85    Fee ownership subject         Apartment
   Salt Lake City, Utah                        to a first mortgage           450 units
Knollwood Apts. (1)                   07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           326 units
Lake Forest Apts.                     04/84    Fee ownership subject         Apartment
   Omaha, Nebraska                             to a first mortgage           312 units
Nob Hill Villa Apts. (1)              04/83    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           472 units
Point West Apts. (1)                  11/85    Fee ownership subject         Apartment
   Charleston, South Carolina                  a first mortgage              120 units
Post Ridge Apts. (2)                  07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           150 units
Rivers Edge Apts. (2)                 04/83    Fee ownership subject         Apartment
   Auburn, Washington                          to a first mortgage           120 units
South Port Apts. (3)(4)               11/83    Fee ownership subject         Apartment
   Tulsa, Oklahoma                             to a first mortgage           240 units
Village East Apts. (1)                12/82    Fee ownership subject         Apartment
   Cimarron Hills, Colorado                    to a first mortgage           137 units

(1) Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2) Property is held by a limited partnership in which the Partnership owns a 99% interest.

(3) Property is held by a limited partnership in which the Partnership owns a 50% interest.

(4)   Property sold subsequent to December 31, 2002.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                    Value    Depreciation      Life      Depreciation    Tax Basis
                               (in thousands)                                  (in thousands)

The Apartments             $ 9,372      $ 8,118      5-30 yrs         S/L         $ 1,585
Arbours of Hermitage
  Apartments                 15,088      11,998      5-30 yrs         S/L           3,480
Briar Bay Racquet Club
  Apartments                  8,223       6,728      5-30 yrs         S/L           2,086
Chimney Hill Apartments      12,297      10,342      5-30 yrs         S/L           2,569
Citadel Apartments            8,172       6,949      5-30 yrs         S/L           1,048
Citadel Village
  Apartments                  4,670       3,797      5-30 yrs         S/L           1,414
Foothill Place
  Apartments                 16,805      11,725      5-30 yrs         S/L           6,465
Knollwood Apartments         12,689      10,511      5-30 yrs         S/L           2,658
Lake Forest Apartments       10,104       8,266      5-30 yrs         S/L           1,917
Nob Hill Villa
  Apartments                 14,331      12,168      5-30 yrs         S/L           2,137
Point West Apartments         3,375       2,697      5-30 yrs         S/L             895
Post Ridge Apartments         5,605       4,406      5-30 yrs         S/L           1,416
Rivers Edge Apartments        3,684       2,840      5-30 yrs         S/L           1,020
South Port Apartments         8,957       7,034      5-30 yrs         S/L           1,686
Village East Apartments       4,285       3,338      5-30 yrs         S/L           1,083

          Total            $137,657    $110,917                                  $ 31,459


See "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                          Principal    Principal                                  Principal
                          Balance At  Balance At   Stated                          Balance
                         December 31,December 31,  Interest   Period    Maturity     Due At
        Property             2002        2001       Rate    Amortized    Date    Maturity (2)
                              (in thousands)                                     (in thousands)

The Apartments             $ 4,489      $ 4,601     8.37%    20 yrs     03/20        $ --
Arbours of Hermitage
  Apartments                 5,650        5,650     6.95%      (1)      12/05        5,650
Briar Bay Racquet Club
  Apartments                 3,500        3,500     6.95%      (1)      12/05        3,500
Chimney Hill Apartments      5,400        5,400     6.95%      (1)      12/05        5,400
Citadel Apartments           4,424        4,536     8.25%    20 yrs     03/20           --
Citadel          Village     2,450        2,450     6.95%      (1)      12/05        2,450
Apartments
Foothill           Place    10,100       10,100     6.95%      (1)      12/05       10,100
Apartments
Knollwood Apartments         6,780        6,780     6.95%      (1)      12/05        6,780
Lake Forest Apartments       6,321        6,475     7.13%    20 yrs     10/21           --
Nob      Hill      Villa     6,640        6,789     9.20%    25 yrs     04/05        6,250
Apartments
Point West Apartments        2,288        2,350     7.86%    20 yrs     12/19           --
Post Ridge Apartments        4,398        4,500     6.63%    20 yrs     01/22           --
Rivers Edge Apartments       3,796        3,891     7.82%    20 yrs     09/20           --
South Port Apartments        4,244        4,303     7.19%    30 yrs     12/04        4,119
Village East Apartments      2,150        2,150     6.95%      (1)      12/05        2,150

      Totals               $72,630      $73,475                                    $46,399

(1)   Monthly payments of interest only at the stated rate until maturity.

(2) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the refinancing of the mortgages encumbering The Apartments and Citadel Apartments in February 2000, the refinancing of the mortgage encumbering River's Edge Apartments in August 2000, the refinancing of the mortgage encumbering Lake Forest Apartments in September 2001, and the refinancing of the mortgage encumbering Post Ridge Apartments in December 2001.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2002 and 2001 for each property.


                                          Average Annual              Average
                                           Rental Rates              Occupancy
                                            (per unit)
 Property                                2002        2001        2002         2001

 The Apartments                        $ 7,159      $ 7,344       91%         91%
 Arbours of Hermitage Apartments         7,496        7,926       94%         92%
 Briar Bay Racquet Club Apartments       9,856        9,781       94%         96%
 Chimney Hill Apartments                 8,501        8,934       73%         94%
 Citadel Apartments                      6,616        6,908       94%         93%
 Citadel Village Apartments              9,237        9,549       87%         95%
 Foothill Place Apartments               8,303        8,257       88%         96%
 Knollwood Apartments                    8,049        8,434       94%         93%
 Lake Forest Apartments                  7,245        7,409       94%         92%
 Nob Hill Villa Apartments               5,946        6,408       91%         92%
 Point West Apartments                   6,844        6,897       93%         96%
 Post Ridge Apartments                   9,339        9,924       92%         91%
 Rivers Edge Apartments                  8,402        8,232       92%         96%
 South Port Apartments                   6,466        6,851       94%         95%
 Village East Apartments                 7,866        8,331       81%         93%

The decrease in occupancy at Village East Apartments, River's Edge Apartments, Point West Apartments, Foothill Place Apartments, and Citadel Village Apartments is due to more tenants purchasing houses due to lower mortgage interest rates and changing economic conditions in their respective local markets. The Partnership attributes the decrease in occupancy at Chimney Hill Apartments primarily to general economic conditions, local market conditions and the location of the property. In addition, the presence of mold in a significant number of the units and general deferred maintenance issues has resulted in all apartment units not being available for rent at December 31, 2002. The General Partner is currently evaluating its options with respect to Chimney Hill Apartments, including rehabilitation or complete rebuild of the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, with the exception of Chimney Hill Apartments, as described above, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 and 2001 for each property were:


                                       2002          2002          2001         2001
                                     Billing         Rate        Billing        Rate
                                  (in thousands)              (in thousands)

The Apartments                         $153          2.1%          $147          2.0%
Arbours of Hermitage Apartments         192          3.8%           192          3.8%
Briar Bay Racquet Club Apartments       159          2.1%           167          2.2%
Chimney Hill Apartments                 172          3.0%           139          3.0%
Citadel Apartments                      208          3.0%           205          3.0%
Citadel Village Apartments               22          5.7%            21          5.5%
Foothill Place Apartments               169          1.5%           169          1.4%
Knollwood Apartments                    206          3.8%           206          3.8%
Lake Forest Apartments                  200          2.1%           193          2.0%
Nob Hill Villa Apartments               238          4.6%           238          4.6%
Point West Apartments                    61         28.0%            62         28.0%
Post Ridge Apartments                   104          3.8%           108          3.8%
Rivers Edge Apartments                   51          1.4%            53          1.4%
South Port Apartments                    69          1.4%            66          1.4%
Village East Apartments                  24          5.9%            24          5.7%

Capital Improvements

The Apartments

During the year ended December 31, 2002, the Partnership completed approximately $70,000 of capital improvements at the property, consisting primarily of structural upgrades, parking area improvements, office computers and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $56,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the year ended December 31, 2002, the Partnership completed approximately $208,000 of capital improvements at the property, consisting primarily of structural enhancements, office computers, plumbing improvements, air conditioning upgrades, roof replacements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $105,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the year ended December 31, 2002, the Partnership completed approximately $57,000 of capital improvements at the property consisting primarily of roof replacements, water heater replacements, installation of a sprinkler system, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $58,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Chimney Hill Apartments

During the year ended December 31, 2002, the Partnership completed approximately $410,000 of capital improvements at the property consisting primarily of parking lot resurfacing, appliance and floor covering replacements, roof replacements, air conditioning upgrades, structural upgrades, water heater replacements and clubhouse renovations. These expenditures included capitalized construction period interest of approximately $107,000, taxes and insurance of approximately $31,000 and other construction period expenses of approximately $65,000. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating its options for the property for 2003, including rehabilitation or complete rebuild of the property.

Citadel Apartments

During the year ended December 31, 2002, the Partnership completed approximately $116,000 of capital improvements at the property consisting primarily of electrical upgrades, roof replacements, water heater replacements, plumbing improvements, air conditioning replacements, floor covering and appliance replacements and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $78,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2002, the Partnership completed approximately $90,000 of capital improvements at the property, consisting primarily of major landscaping, plumbing improvements, water heater replacements, air conditioning replacements and appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $37,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2002, the Partnership completed approximately $286,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, plumbing fixture replacements, parking area improvements, air conditioning upgrades, roof replacements, major landscaping, office computers and water heater replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $135,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Knollwood Apartments

During the year ended December 31, 2002, the Partnership completed approximately $223,000 of capital improvements at the property, consisting primarily of structural improvements, water heater replacements, roof replacements, office computers, plumbing fixture replacements, air conditioning replacements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $98,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Lake Forest Apartments

During the year ended December 31, 2002, the Partnership completed approximately $126,000 of capital improvements at the property, consisting primarily of water heater replacements, office computers, parking lot resurfacing and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $94,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the year ended December 31, 2002, the Partnership completed approximately $277,000 of capital improvements at the property consisting primarily of structural improvements, water heater replacements, office computers, plumbing fixture replacements, perimeter fencing, air conditioning replacements and floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $142,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Point West Apartments

During the year ended December 31, 2002, the Partnership completed approximately $62,000 of capital improvements at the property consisting primarily of water heater replacements, air conditioning replacements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2002, the Partnership completed approximately $139,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, structural improvements, water submetering enhancements, water heater replacements, office computers and air conditioning replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $45,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2002, the Partnership completed approximately $86,000 of capital improvements at the property, consisting primarily of major landscaping and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

South Port Apartments

During the year ended December 31, 2002, the Partnership completed approximately $105,000 of capital improvements at the property, consisting primarily of water heater replacements, land improvements, floor covering and appliance replacements and plumbing fixture replacements. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $72,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $168,000 and $182,000 were received during the years ended December 31, 2002 and 2001, respectively. The Partnership recognized a casualty gain of approximately $120,000 and $128,000 for the years ended December 31, 2002 and 2001, respectively,  which  represents  the  excess  of the  proceeds  received  as of
December 31, 2002 and 2001, respectively, over the write-off of the undepreciated damaged assets.

Village East Apartments

During the year ended December 31, 2002, the Partnership completed approximately $310,000 of capital improvements at the property, consisting primarily of plumbing fixture replacements, swimming pool improvements, land improvements, water heater replacements, major landscaping, exterior building painting and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $41,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)   Title of Class Number of Unitholders of Record

      Limited Partnership Units            7,548 as of December 31, 2002

There were 342,773 Units outstanding at December 31, 2002, of which affiliates of the General Partner owned 193,528.50 Units or approximately 56.46%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2000, 2001 and 2002 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                 (in thousands)

       01/01/00 - 12/31/00            $11,239 (1)             $31.32
       01/01/01 - 12/31/01              9,205 (2)              25.59
       01/01/02 - 12/31/02              5,620 (3)              15.66

(1) Consists of approximately $6,250,000 of cash from operations and approximately $4,989,000 of surplus cash. The surplus funds were from the refinancing of The Apartments, Citadel Apartments, Stratford Place Apartments, and River's Edge Apartments and sales proceeds from Overlook Apartments sold in December 1999. Approximately $197,000 of this distribution from surplus cash was accrued at December 31, 2002.

(2) Consists of approximately $5,047,000 of cash from operations and approximately $4,158,000 of surplus cash. Surplus funds were from the refinancing of Lake Forest Apartments and sales proceeds from Stratford Place Apartments sold in December of 2000. Approximately $166,000 of this distribution from surplus cash was accrued at December 31, 2002.

(3)   Consists  of   approximately   $5,544,000  of  cash  from  operations  and
      approximately $76,000 of surplus funds. The surplus funds were from the refinancing proceeds of Post Ridge Apartments which occurred in December 2001. Approximately $3,000 of this distribution from surplus cash was accrued at December 31, 2002.

During the year ended December 31, 2000, approximately $4,113,000 of surplus funds from the financing of Point West Apartments in 1999 and previously undistributed refinance proceeds from 1996 and 1997 were distributed. At December 31, 2002, approximately $205,000, of the total distributions were accrued.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2003 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,528.50 limited partnership units in the Partnership representing 56.46% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. Certain 1998, 1999, 2000 and 2001 amounts have been restated to conform to the 2002 presentation in accordance with accounting principles generally accepted in the United States. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."


                                               Years Ended December 31,
                                         (in thousands, except per unit data)
    Consolidated Statements
         of Operations            2002       2001       2000        1999        1998
                                          (Restated) (Restated)  (Restated)  (Restated)
Total revenues                   $27,587   $ 29,063   $ 28,419    $ 29,557    $ 29,989
Total expenses                   (23,323)   (24,989)   (23,406)    (24,059)    (26,045)
Income before
  discontinued operations          4,264      4,074      5,013       5,498       3,944
Gain from sale of discontinued
  operations                          --         --      3,440         638          --
Income (loss) from
discontinued
  operations                          --         84         21         (18)        (20)
Net income                       $ 4,264   $ 4,158     $ 8,474     $ 6,118    $ 3,924
Per Limited Partnership Unit:
  Income before
   discontinued operations       $ 11.94   $ 11.41     $ 14.04     $ 15.40    $ 11.05
Gain from sale of discontinued
  operations                          --         --       9.63        1.78          --
Income        (loss)       from
discontinued
  operations                          --        .24        .06       (0.05)      (0.06)
Net income                       $ 11.94   $ 11.65     $ 23.73     $ 17.13    $ 10.99
Distributions per Limited
  Partnership Unit               $ 15.66   $ 25.59     $ 31.32     $ 49.29    $ 11.07
Limited Partnership Units
  outstanding                    342,773    342,773    342,773     342,773     342,773
Consolidated Balance Sheets
Total assets                    $ 32,287   $ 34,180   $ 38,870    $ 44,464    $ 50,671
Mortgage notes payable          $ 72,630   $ 73,475   $ 71,791    $ 70,997    $ 70,775

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

Results of Operations

The Partnership's net income was approximately $4,264,000 for the year ended December 31, 2002, as compared to approximately $4,158,000 for the year ended December 31, 2001 and net income of approximately $8,474,000 for the year ended December 31, 2000.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of December 31, 2001 and 2000, respectively, to reflect the operations of Stratford Place Apartments and Overlook Apartments as income from discontinued operations due to their sales ranging from December 1999 to December 2000. The gain on sale of discontinued operations recognized during the year ended December 31, 2000, was approximately $3,440,000. The income from discontinued operations recognized during the years ended December 31, 2001 and 2000 was approximately $84,000 and $21,000, respectively.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated as of December 31, 2001 and 2000, respectively, to reflect the loss on early extinguishment of debt of approximately $142,000 at Post Ridge Apartments and approximately $40,000 at Lake Forest Apartments in interest expense in 2001, approximately $26,000 at Citadel Apartments and approximately $33,000 at the Apartments in interest expense in 2000 and approximately $148,000 at Stratford Place Apartments in gain from sale of discontinued operations rather than as an extraordinary item in 2000.

Excluding the impact of discontinued operations, the Partnership's income was approximately $4,264,000 for the year ended December 31, 2002, as compared to approximately $4,074,000 for the year ended December 31, 2001 and income of approximately $5,013,000 for the year ended December 31, 2000.

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

2002 Compared to 2001

Excluding the impact of discontinued operations, income increased due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in rental income and casualty gain partially offset by an increase in other income. The decrease in rental income is due to decreased average rental rates at twelve of the Partnership's fifteen properties, a decrease in occupancy levels at nine of the investment properties and an increase in bad debt expense at thirteen of the investment properties partially offset by a decrease in concessions and special promotions at thirteen investment properties. The decrease in casualty gain was the result of fires and wind and hail damage at three of the properties recognized in 2001 partially offset by a casualty gain at one property recognized in 2002 as discussed below. The increase in other income is primarily attributable to an increase in utility reimbursements and lease cancellation fees partially offset by a decrease in miscellaneous income and interest income as a result of lower average cash balances being maintained in interest bearing accounts.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $168,000 and $182,000 were received during the years ended December 31, 2002 and 2001, respectively. The Partnership recognized a casualty gain of approximately $120,000 and $128,000 for the years ended December 31, 2002 and 2001, which represents the excess of the proceeds received as of December 31, 2002 and 2001, respectively, over the write-off of undepreciated damaged assets.

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

Total expenses decreased due to a decrease in operating, general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expense decreased due to a decrease in property and maintenance expenses and property management fees partially offset by an increase in advertising expense and insurance expense. Property expense decreased due to a decrease in employee salaries, gas utility bills and commissions and bonuses partially offset by an increase in utility processing fees and leasing payroll. Maintenance expense decreased during 2002 due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs (see "Item 8. Financial Statements - Note A"). Property management fees are based on a percentage of revenues and decreased as a result of decreases in rental income at many of the investment properties. Advertising expense increased due to an increase in resident relations at Chimney Hill Apartments and web advertising partially offset by a decrease in newspaper advertising. Insurance expense increased due to an increase in hazard insurance premiums at many of the Partnership's investment properties. General and administrative expenses decreased due to a decrease in professional fees and management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by an increase in the 9% management fee on distributions from operating cash flows. Depreciation decreased due to some fixed assets becoming fully depreciated at The Apartments and Lake Forest Apartments during 2002 partially offset by an increase in capital improvements completed and placed into service during the past twelve months. Interest expense decreased due to losses on early extinguishment of debt of approximately $142,000 from Post Ridge Apartments and approximately $42,000 from Lake Forest Apartments recognized in 2001 and the capitalization of approximately $107,000 of interest expense at Chimney Hill Apartments related to the renovation project during 2002. The increase in property tax expense is due to an increase in the assessed value of several of the Partnership's properties and a decrease in refunds from overpayment of prior year taxes.

2001 Compared to 2000

Excluding the impact of discontinued operations, income decreased due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income, casualty gain and other income. The increase in rental income is due to increased average rental rates at fourteen of the Partnership's fifteen properties partially offset by a decrease in occupancy levels at eleven of the investment properties. The increase in casualty gain was the result of fires and wind and hail damage at three of the properties as discussed below. The increase in other income is primarily attributable to an increase in utility reimbursements partially offset by a decrease in interest income as a result of lower average cash balances being maintained in interest bearing accounts.

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

Total expenses increased due to increases in operating, general and administrative, depreciation, property taxes and interest expenses. Operating expense increased due to increases in property, insurance, and maintenance expenses. Property expense increased due to an increase in employee salaries and related benefits and an increase in utility expense relating to vacant apartments. Insurance expense increased due to an increase in insurance premiums at fourteen of the Partnership's investment properties. Maintenance expense increased due to contract labor and materials and supplies used by the investment properties. General and administrative expenses increased primarily due to a new tax imposed by the State of Tennessee on the Partnership's properties in that state during the year ended December 31, 2001 and in an increase in the cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by a decrease in the 9% management fee on distributions from operating cash flows.
Depreciation expense on the remaining properties increased due to capital improvements completed and placed into service during the past twelve months. The increase in property tax expense is due to an increase in the assessed value of five of the Partnership's properties. The increase in interest expense is attributable to an increase in debt balances is a result of refinancings that occurred in late 2000 and 2001 at Rivers Edge and Lake Forest Apartments and losses on early extinguishment of debt related to Lake Forest Apartments and Post Ridge Apartments in 2001.

On December 28, 2000, ConCap Stratford Associates, Ltd. sold Stratford Place Apartments to an unaffiliated third party for $7,600,000. After payment of closing costs of approximately $587,000, the net proceeds received by the Partnership were approximately $2,508,000. The purchaser assumed the mortgage encumbering the property of approximately $4,505,000. The gain on the sale recognized during the fourth quarter of 2000 was approximately $3,440,000 and is included in gain from sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

2002 Compared to 2001

At December 31, 2002, the Partnership held cash and cash equivalents of approximately $2,127,000 as compared to approximately $2,729,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $602,000 since the Partnership's year ended December 31, 2001 is due to approximately $2,409,000 of cash used in investing activities and approximately $6,462,000 of cash used in financing activities partially offset by approximately $8,269,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and payments of principal on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements and deposits to restricted escrow accounts partially offset by net insurance proceeds received from the casualty at South Port Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $168,000 and $182,000 were received during the years ended December 31, 2002 and 2001, respectively. The Partnership recognized a casualty gain of approximately $120,000 and $128,000 for the years ended December 31, 2002 and 2001, which represents the excess of the proceeds received as of December 31, 2002 and 2001, respectively, over the write-off of undepreciated damaged assets.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $1,033,000, not including Chimney Hill Apartments. The General Partner is currently evaluating its options with respect to Chimney Hill Apartments, including rehabilitation or complete rebuild of the property. The expected costs for these options is not estimable at this time. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness of approximately $72,630,000 matures at various dates between 2004 and 2022 with balloon payments of approximately $4,119,000 and $42,280,000 due in 2004 and 2005, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

On December 21, 2001, the Partnership refinanced the mortgage encumbering Post Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,050,000 with a new mortgage of $4,500,000. The mortgage was refinanced at a rate of 6.63% compared to the prior rate of 7.33% and matures on January 1, 2022. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership wrote off approximately $32,000 in unamortized loan costs and paid prepayment penalties of approximately $110,000 resulting in a loss on early extinguishment of debt of approximately $142,000, which was reflected in interest expense.

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of approximately $4,700,00 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $217,000. The Partnership wrote off unamortized loan costs, which resulted in a loss on early extinguishment of debt of approximately $40,000 which was reflected in interest expense. The Partnership was required to establish a repair escrow of approximately $36,000 at the date of the refinancing. The Partnership is also required to establish a replacement reserve escrow by making monthly deposits until the mortgage is paid in full.

On August 31, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to a prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no loss recognized due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65%. Capitalized loan costs incurred for the refinancing were approximately $149,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in a loss on early extinguishment of debt of approximately $5,000. On December 28, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party that assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional loss on early extinguishment of debt of approximately $143,000. The loss on early extinguishment of debt is included in gain from discontinued operations.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $142,000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in a loss on early extinguishment of debt of approximately $26,000, which is included in interest expense.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $129,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in a loss on early extinguishment of debt of approximately $33,000, which is included in interest expense.

On  November  9,  1999,  the  Partnership   obtained  financing  on  Point  West
Apartments. An additional $20,000 of loan costs related to the 1999 transaction were incurred during the year ended December 31, 2000.

The Partnership distributed the following amounts during the years ended December 31, 2002, 2001 and 2000 (in thousands except per unit data):


                               Per                      Per                    Per
               Year Ended    Limited    Year Ended    Limited   Year Ended   Limited
              December 31,  Partnership December 31, Partnership December 31,Partnership
                  2002        Unit         2001        Unit        2000        Unit

Operations         $5,515      $15.45      $4,981        $13.95     $ 6,194  $17.35
Refinance (1)          76         .21       1,548          4.33       2,724    7.63
Sale (2)               --          --       2,610          7.31       2,265    6.34
                   $5,591      $15.66      $9,139        $25.59     $11,183  $31.32

          (1) From refinance proceeds of Post Ridge Apartments distributed in 2002, refinancing proceeds of Lake Forest Apartments distributed in 2001 and refinancing proceeds of The Apartments, Citadel Apartments, Rivers Edge Apartments and Stratford Place Apartments distributed in 2000.

          (2) From sale proceeds of Stratford Place Apartments distributed in 2001 and sale proceeds of Overlook Apartments distributed in 2000.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $29,000, $66,000 and $56,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2002, 2001, and 2000, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,528.50 limited partnership units in the Partnership representing 56.46% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The General Partner believes that the consistent application of these policies enables the Partnership to provided readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2002, a 100 basis point increase or decrease in market interest rates would have an annual impact of approximately $726,000 on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2002. The interest rates represent the weighted-average rates. The fair value of the debt obligations after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $75,912,000 at December 31, 2002.


                                                         Long-term Debt
Principal amount by expected maturity:      Fixed Rate Debt      Average Interest Rate
                                             (in thousands)

                  2003                           $   923                 7.81%
                  2004                             5,112                 7.81%
                  2005                            43,138                 7.42%
                  2006                               875                 7.68%
                  2007                               945                 7.68%
               Thereafter                         21,637                 7.68%
                 Total                           $72,630


Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets - December 31, 2002 and 2001

      Consolidated Statements of Operations - Years ended December 31, 2002,2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002, 2001, and 2000

      Consolidated  Statements  of Cash Flows - Years ended  December  31, 2002,
        2001 and 2000

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the Unites States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 31, 2003

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)




                                                                 December 31,
                                                               2002         2001
Assets
   Cash and cash equivalents                                 $ 2,127      $ 2,729
   Receivables and deposits                                     1,166        1,186
   Restricted escrows                                             656          644
   Other assets                                                 1,449        1,628
   Due from affiliates (Note B)                                   149           --
   Investment properties (Notes C and H):
      Land                                                     10,907       10,907
      Buildings and related personal property                 126,750      124,301
                                                              137,657      135,208
      Less accumulated depreciation                          (110,917)    (107,215)
                                                               26,740       27,993
                                                             $ 32,287     $ 34,180
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 407        $ 204
   Tenant security deposit liabilities                            523          497
   Accrued property taxes                                       1,392        1,189
   Other liabilities                                              820          947
   Distribution payable (Note E)                                  571          568
   Mortgage notes payable (Note C)                             72,630       73,475
                                                               76,343       76,880
Partners' Deficit
   General partners (Note E)                                   (7,146)      (7,064)
   Limited partners (342,773 units issued and
      outstanding)                                            (36,910)     (35,636)
                                                              (44,056)  (42,700)
                                                             $ 32,287 $ 34,180

                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                         Years Ended December 31,
                                                       2002        2001         2000
                                                                (Restated)
(Restated)
Revenues:
  Rental income                                      $24,687      $26,605     $26,281
  Other income                                         2,780        2,222       2,138
  Casualty gain (Note G)                                 120          236          --
      Total revenues                                  27,587       29,063      28,419

Expenses:
  Operating                                           10,367       11,335      10,456
  General and administrative                           1,565        1,929       1,844
  Depreciation                                         3,770        4,082       3,763
  Interest                                             5,512        5,797       5,614
  Property taxes                                       2,109        1,846       1,729
      Total expenses                                  23,323       24,989      23,406

Income before discontinued operations                  4,264        4,074       5,013
Gain on sale of discontinued operations
 (Note D)                                                 --           --       3,440
Income from discontinued operations                       --           84          21

Net income (Note H)                                  $ 4,264      $ 4,158     $ 8,474

Net income allocated to general partners (4%)         $ 171        $ 166       $ 339

Net income allocated to limited partners (96%)         4,093        3,992       8,135

Net income                                           $ 4,264      $ 4,158     $ 8,474

Per limited partnership unit:
Income before discontinued operations                $ 11.94      $ 11.42     $ 14.04
Gain on sale of discontinued operations                   --           --        9.63
Income from discontinued operations                       --          .23        0.06

Net income                                           $ 11.94      $ 11.65     $ 23.73

Distributions per limited partnership unit           $ 15.66      $ 25.59     $ 31.32

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners      Total

Original capital contributions           343,106        $ 1      $171,553    $171,554

Partners' deficit at
   December 31, 1999                     342,773     $ (6,634)   $(28,254)   $(34,888)

Net income for the year ended
   December 31, 2000                          --          339       8,135       8,474

Distributions to partners                     --         (503)    (10,736)    (11,239)

Partners' deficit at
   December 31, 2000                     342,773       (6,798)    (30,855)    (37,653)

Net income for the year ended
   December 31, 2001                          --          166       3,992       4,158

Distributions to partners                     --         (432)     (8,773)     (9,205)

Partners' deficit at
   December 31, 2001                     342,773       (7,064)    (35,636)    (42,700)

Net income for the year ended
   December 31, 2002                          --          171       4,093       4,264

Distributions to partners                     --         (253)     (5,367)     (5,620)

Partners' deficit at
   December 31, 2002                     342,773     $ (7,146)   $(36,910)   $(44,056)

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                            2002        2001        2000
Cash flows from operating activities:
   Net income                                             $ 4,264      $ 4,158     $ 8,474
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           3,770       4,082       4,161
      Amortization of loan costs                               208         221         281
      Gain from sale of discontinued operations                 --          --      (3,440)
      Casualty gain                                           (120)       (236)       (154)
      Loss on early extinguishment of debt                      --         182         207
      Change in accounts:
       Receivables and deposits                                 20         668         327
       Due from affiliates                                    (149)         --          --
       Other assets                                            (29)         47         (22)
       Accounts payable                                        203        (817)         61
       Tenant security deposit liabilities                      26           9         (18)
       Accrued property taxes                                  203        (122)         27
       Other liabilities                                      (127)       (563)        228

            Net cash provided by operating activities        8,269       7,629      10,132

Cash flows from investing activities:
   Property improvements and replacements                   (2,565)     (3,895)     (5,624)
   Net proceeds from sale of investment property                --          --       2,508
   Net (deposits to) withdrawals from restricted
     escrows                                                   (12)        256         502
   Net insurance proceeds received                             168         298         354

            Net cash used in investing activities           (2,409)     (3,341)     (2,260)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (845)       (566)       (512)
   Repayment of mortgage notes payable                          --      (8,750)    (12,224)
   Proceeds from mortgage notes payable                         --      11,000      18,035
   Prepayment penalties                                         --        (110)        (30)
   Loan costs paid                                              --        (471)       (530)
   Distributions to partners                                (5,617)     (9,039)    (15,155)

            Net cash used in financing activities           (6,462)     (7,936)    (10,416)

Net decrease in cash and cash equivalents                    (602)      (3,648)     (2,544)

Cash and cash equivalents at beginning of the year           2,729       6,377       8,921

Cash and cash equivalents at end of year                  $ 2,127      $ 2,729     $ 6,377

Supplemental disclosure of noncash activity:
   Extinguishment of debt in connection with sale of
    investment property                                     $ --        $ --       $ 4,505

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December  31,  2002 and 2001,  distributions  payable to  partners  were each
adjusted  by   approximately   $3,000  and  $166,000   for  non-cash   activity,
respectively.

At December 31, 1999, distributions to partners of approximately $4,318,000 were declared and approximately $4,113,000 of this balance was paid during the year ended December 31, 2000. The remaining balance is deferred per the Partnership Agreement.

Cash paid for interest was approximately $5,401,000, $5,408,000 and $5,552,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization:   Consolidated   Capital   Properties  IV  (the  "Partnership"  or
"Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 2002, the Partnership operates 15 residential properties in or near major urban areas in the United States.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,916,000 and $2,504,000 at December 31, 2002 and 2001, respectively, that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancings of the mortgage notes payable encumbering Nob Hill Villa Apartments, the Arbours of Hermitage Apartments, Briar Bay Apartments, Chimney Hill Apartments, Citadel Village Apartments, Foothill Place Apartments, Knollwood Apartments, Village East Apartments, Lake Forest Apartments and South Port Apartments, approximately $1,638,000 was designated for certain capital improvements. At December 31, 2002, the total remaining escrow balance is approximately $36,000 and $230,000 for Lake Forest Apartments and South Port Apartments, respectively. The capital improvement reserves for Nob Hill Villa Apartments, Arbours of Hermitage Apartments, Briar Bay Racquet Club Apartments, Chimney Hill Apartments, Citadel Village Apartments, Foothill Place Apartments, Knollwood Apartments and Village East Apartments had been fully utilized as of December 31, 2002.

      Replacement Reserve Account - At the time of the refinancings of the mortgage notes payable encumbering the Arbours of Hermitage Apartments, Briar Bay Racquet Club Apartments, Nob Hill Villa Apartments, South Port Apartments, Chimney Hill Apartments, Citadel Village Apartments, Foothill Place Apartments, Knollwood Apartments, and Village East Apartments,
      $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 2002, the total remaining reserve balance was approximately $390,000.

Investments in Real Estate: Investment properties consist of fifteen apartment complexes, which are stated at cost. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. The Partnership capitalized interest costs of approximately $107,000, tax and insurance of approximately $31,000 and other construction period expenses of approximately $65,000 during the year ended December 31, 2002 with respect to the renovation project that is currently in process at Chimney Hill Apartments. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in any of the years ended December 31, 2002, 2001 or 2000.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $316,000 in 2002 compared to 2001.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs: Loan costs of approximately $2,345,000 and $2,226,000, net of accumulated amortization of approximately $1,198,000 and $1,080,000, are amortized using the straight-line method over the lives of the related mortgage notes at December 31, 2002 and 2001, respectively. Unamortized loan costs are included in other assets. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $211,000 for each of the years 2003 and 2004, approximately $183,000 in 2005 and approximately $70,000 for each of the years 2006 and 2007.

Fair Value of Financial Statements: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $75,912,000 at December 31, 2002.

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

Advertising Costs: Advertising costs of approximately $542,000, $469,000 and $543,000 in 2002, 2001 and 2000, respectively, are charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain reclassifications have been made to the 2000 and 2001 balances to conform to the 2002 presentation.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 and 2000, respectively, to reflect the operations of Stratford Place Apartments and Overlook Apartments as gain from discontinued operations due to their sales ranging from December 1999 to December 2000. The gain from the sale of discontinued operations recognized during the year ended December 31, 2000 was approximately $3,440,000. The income from discontinued operations recognized during the years ended December 31, 2001 and 2000 was approximately $84,000 and $21,000, respectively.

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 and 2000, respectively, to reflect the loss on early extinguishment of debt of approximately $142,000 at Post Ridge Apartments and approximately $40,000 at Lake Forest Apartments in interest expense in 2001, approximately $26,000 at Citadel Apartments and approximately $33,000 at the Apartments in total expenses in 2000 and approximately $148,000 at Stratford Place Apartments in income from discontinued operations rather than as an extraordinary item in 2000.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,382,000, $1,569,000 and $1,515,000 for the years ended December 31, 2002, 2001 and 2000, respectively. An affiliate of the General Partner owed the Partnership approximately $38,000 at December 31, 2002 for overpayment of property management fees during 2002.

Affiliates of the General Partner received reimbursement of accountable expenses amounting to approximately $906,000, $2,172,000 and $1,103,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $55,000, $1,208,000 and $159,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The first three quarters of 2002 were based on estimated amounts and in the fourth quarter of 2002 the reimbursements were adjusted by $111,000 to actual costs. At December 31, 2002, an affiliate of the General Partner owed the Partnership approximately $111,000 for overpayment of management reimbursements during 2002.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner paid approximately $477,000, $430,000 and $535,000 under this provision of the Partnership Agreement to the General Partner during the years ended December 31, 2002, 2001 and 2000, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $110,000 and $180,000 in 2001 and 2000, respectively, for loan costs which are capitalized and included with other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of two of the Partnership's properties in 2001 and four of the Partnership's properties in 2000.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, respectively, the Partnership paid AIMCO and its affiliates approximately $423,000 and $313,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,528.50 limited partnership units in the Partnership representing 56.46% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                         Principal    Principal    Monthly                       Principal
                         Balance At   Balance At   Payment   Stated               Balance
                        December 31, December 31, Including Interest         Maturity Due At
     Property                2002         2001     Interest   Rate             Date Maturity
                             (in thousands)                                    (in thousands)
The Apartments            $ 4,489      $ 4,601    $  41 (b)   8.37%    03/20        $ --
Arbours of Hermitage
  Apartments                5,650        5,650       33 (a)   6.95%    12/05        5,650
Briar Bay Racquet Club
  Apartments                3,500        3,500       20 (a)   6.95%    12/05        3,500
Chimney Hill Apartments     5,400        5,400       31 (a)   6.95%    12/05        5,400
Citadel Apartments          4,424        4,536       40 (c)   8.25%    03/20           --
Citadel         Village     2,450        2,450       14 (a)   6.95%    12/05        2,450
Apartments
Foothill          Place    10,100       10,100       58 (a)   6.95%    12/05       10,100
Apartments
Knollwood Apartments        6,780        6,780       39 (a)   6.95%    12/05        6,780
Lake Forest Apartments      6,321        6,475       51 (e)   7.13%    10/21           --
Nob     Hill      Villa     6,640        6,789       64       9.20%    04/05        6,250
Apartments
Point West Apartments       2,288        2,350       20       7.86%    12/19           --
Post Ridge Apartments       4,398        4,500       34 (f)   6.63%    01/22           --
Rivers Edge Apartments      3,796        3,891       33 (d)   7.82%    09/20           --
South Port Apartments       4,244        4,303       31       7.19%    12/04        4,119
Village East Apartments     2,150        2,150       12 (a)   6.95%    12/05        2,150
      Total               $72,630      $73,475    $ 521                           $46,399

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

On December 21, 2001, the Partnership refinanced the mortgage encumbering Post Ridge Apartments. The refinancing replaced mortgage indebtedness of approximately $4,050,000 with a new mortgage of $4,500,000. The mortgage was refinanced at a rate of 6.63% compared to the prior rate of 7.33% and matures on January 1, 2022. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership wrote off approximately $32,000 in unamortized loan costs and paid prepayment penalties of approximately $110,000 resulting in a loss on early extinguishment of debt of approximately $142,000, which is included in interest expense.

On September 27, 2001, the Partnership refinanced the mortgage encumbering Lake Forest Apartments. The refinancing replaced mortgage indebtedness of approximately $4,700,000 with a new mortgage of $6,500,000. The mortgage was refinanced at a rate of 7.13% compared to the prior rate of 7.33% and matures on October 1, 2021. Capitalized loan costs incurred for the refinancing were approximately $217,000. The Partnership wrote off unamortized loan costs, which resulted in a loss on early extinguishment of debt of approximately $40,000 which is included in interest expense.

On August 31, 2000, the Partnership refinanced the mortgage encumbering Rivers Edge Apartments. The refinancing replaced mortgage indebtedness of approximately $1,895,000 with a new mortgage of $4,000,000. The mortgage was refinanced at a rate of 7.82% compared to a prior rate of 8.40% and matures on September 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $90,000. There was no loss recognized due to the refinancing occurring at the maturity of the prior mortgage.

On May 31, 2000, the Partnership refinanced the mortgage encumbering Stratford Place Apartments. The refinancing replaced mortgage indebtedness of approximately $2,493,000 with a new mortgage of $4,550,000. The mortgage was refinanced at a rate of 8.48% compared to the prior rate of 8.65% and matures on June 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $149,000. The Partnership wrote off approximately $4,000 in unamortized loan costs and paid prepayment penalties of approximately $1,000 resulting in a loss on early extinguishment of debt of approximately $5,000. On December 28, 2000, the Partnership sold Stratford Place Apartments to an unaffiliated third party whom assumed the mortgage encumbering the property. The Partnership wrote off the unamortized loan costs resulting in an additional loss on early extinguishment of debt of approximately $143,000. The loss on early extinguishment of debt of approximately $148,000 is included in gain from discontinued operations.

On February 28,  2000,  the  Partnership  refinanced  the  mortgage  encumbering
Citadel Apartments. The refinancing replaced mortgage indebtedness of approximately $4,548,000 with a new mortgage of $4,710,000. The mortgage was refinanced at a rate of 8.25% compared to the prior rate of 8.38% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $142,000. The Partnership wrote off approximately $19,000 in unamortized loan costs and paid prepayment penalties of approximately $7,000 resulting in a loss on early extinguishment of debt of approximately $26,000, which is included in interest expense.

On February 2, 2000, the Partnership refinanced the mortgage encumbering The Apartments. The refinancing replaced mortgage indebtedness of approximately $3,288,000 with a new mortgage of $4,775,000. The mortgage was refinanced at a rate of 8.37% compared to the prior rate of 8.34% and matures on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $129,000. The Partnership wrote off approximately $11,000 in unamortized loan costs and paid prepayment penalties of approximately $22,000 resulting in a loss on early extinguishment of debt of approximately $33,000, which is included in interest expense.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2004 and 2022 with balloon payments of approximately $4,119,000 and $42,280,000 due in 2004 and 2005, respectively, and bear interest at rates ranging from 6.63% to 9.20%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003              $   923
                                2004                5,112
                                2005               43,138
                                2006                  875
                                2007                  945
                             Thereafter            21,637
                               Total              $72,630

Note D - Disposition of Investment Property

On December 28, 2000, ConCap Stratford Associated, Ltd. sold Stratford Place Apartments to an unaffiliated third party for $7,600,000. After payment of closing costs of approximately $587,000, the net proceeds received by the Partnership were approximately $2,508,000. The purchaser assumed the mortgage encumbering the property of approximately $4,505,000. The gain on the sale recognized during the fourth quarter of 2000 was approximately $3,440,000 and is included in gain on sale of discontinued operations.

The sales transactions are summarized as follows (amounts in thousands):

       Net sale price, net of selling costs        $ 7,013
       Less: Net real estate (1)                    (3,574)
       Net other assets                                  1
       Gain from sale of discontinued
         operations                                $ 3,440

(1) Net of accumulated depreciation of approximately $4,851,000.

Note E - Distributions

During 2002, the Partnership declared distributions of approximately $5,591,000 (approximately $5,367,000 to the limited partners or $15.66 per limited partnership unit) consisting of approximately $5,515,000 (approximately $15,294,000 or $15.45 per limited partnership unit) from operations and approximately $76,000 (approximately $73,000 to the limited partners or $.21 per limited partnership unit) of refinancing proceeds from Post Ridge Apartments. Approximately $3,000 of these distributions from proceeds is payable at December 31, 2002 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of fund from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $29,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 2001, the Partnership declared distributions of approximately $9,139,000 (approximately $8,773,000 to the limited partners or $25.59 per limited partnership unit) consisting of approximately $4,981,000 (approximately $4,782,000 to the limited partners or $13.95 per limited partnership unit) from operations and approximately $4,158,000 (approximately $3,991,000 to the limited partners or $11.64 per limited partnership unit) of refinance proceeds for Lake Forest Apartments and sale proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $166,000 of these distributions from proceeds is payable at December 31, 2002 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $66,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 2000, the Partnership declared distributions of approximately $11,183,000 (approximately $10,736,000 to the limited partners or $31.32 per limited partnership unit) consisting of approximately $6,194,000 (approximately $5,947,000 to the limited partners or $17.35 per limited partnership unit) from operations and approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinancing proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold December 1999. Approximately $197,000 of the distribution from proceeds is payable at December 31, 2002 to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $56,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

As of December 31, 1999, the Partnership had a distribution payable of approximately $4,318,000 (approximately $3,921,000 to the limited partners or $11.44 per limited partnership unit) consisting of cash from operations of approximately $1,874,000 (approximately $1,679,000 to the limited partners or $4.90 per limited partnership unit) and a distribution of refinance proceeds representing funds from the financing of Point West Apartments of approximately $2,444,000 (approximately $2,242,000 to the limited partners or $6.54 per limited partnership unit). In January 2000, approximately $4,113,000 of this distribution was paid and the remainder of approximately $205,000 is payable at December 31, 2002.

Note F - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                                and         Capitalized
                                                             Personal      Subsequent to
         Description             Encumbrances      Land      Property       Acquisition
                                (in thousands)                            (in thousands)
The Apartments                     $ 4,489        $ 438       $ 6,218         $ 2,716
Arbours of Hermitage
  Apartments                         5,650           547        8,574           5,967
Briar Bay Racquet Club
  Apartments                         3,500         1,084        5,271           1,868
Chimney Hill Apartments              5,400           659        7,188           4,450
Citadel Apartments                   4,424           695        5,619           1,858
Citadel Village Apartments           2,450           337        3,334             999
Foothill Place Apartments           10,100         3,492        9,435           3,878
Knollwood Apartments                 6,780           345        7,065           5,279
Lake Forest Apartments               6,321           692        5,811           3,601
Nob Hill Villa Apartments            6,640           490        8,922           4,919
Point West Apartments                2,288           285        2,919             171
Post Ridge Apartments                4,398           143        2,498           2,964
Rivers Edge Apartments               3,796           512        2,160           1,012
South Port Apartments                4,244         1,175        6,496           1,286
Village East Apartments              2,150           184        2,236           1,865

Totals                             $72,630       $11,078      $83,746         $42,833

                          Gross Amount At Which
                              Carried
                         At December 31, 2002
                            (in thousands)

                                Buildings
                                  And
                                Related
                                Personal         Accumulated   Date of     Date    Depreciable
     Description        Land    Property  Total  Depreciation Construction Acquired Life-Years
                                                 (in thousands)
The Apartments          $ 438   $ 8,934  $ 9,372    $ 8,118      1973     04/84    5-18
Arbours of Hermitage
  Apartments               547    14,541   15,088    11,998      1973     09/83    5-18
Briar   Bay   Racquet
Club
  Apartments             1,084     7,139    8,223     6,728      1975     09/82    5-18
Chimney          Hill      659    11,638   12,297    10,342      1973     08/82    5-18
Apartments
Citadel Apartments         694     7,478    8,172     6,949      1973     05/83    5-18
Citadel       Village      337     4,333    4,670     3,797      1974     12/82    5-18
Apartments
Foothill        Place    3,402    13,403   16,805    11,725      1973     08/85    5-18
Apartments
Knollwood Apartments       345    12,344   12,689    10,511      1972     07/82    5-18
Lake           Forest      692     9,412   10,104     8,266      1971     04/84    5-18
Apartments
Nob    Hill     Villa      490    13,841   14,331    12,168      1971     04/83    5-18
Apartments
Point West Apartments      206     3,169    3,375     2,697      1973     11/85    5-40
Post Ridge Apartments      143     5,462    5,605     4,406      1972     07/82    5-18
Rivers           Edge      512     3,172    3,684     2,840      1976     04/83    5-18
Apartments
South Port Apartments    1,175     7,782    8,957     7,034       --      11/83    5-18
Village          East      183     4,102    4,285     3,338      1973     12/82    5-18
Apartments

       Totals          $10,907  $126,750 $137,657  $110,917

Reconciliation of "investment properties and accumulated depreciation":

                                            Years Ended December 31,
                                        2002           2001          2000
                                                 (in thousands)
Investment Properties
Balance at beginning of year          $135,208       $131,514      $134,633
  Additions                              2,565          3,895         5,624
  Property dispositions - other           (116)          (201)       (8,743)
Balance at end of year                $137,657       $135,208      $131,514

Accumulated Depreciation
Balance at beginning of year          $107,215       $103,272      $104,057
  Additions charged to expense           3,770          4,082         4,161
  Property dispositions - other            (68)          (139)       (4,946)
Balance at end of year                $110,917       $107,215      $103,272

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002, 2001 and 2000, is approximately $149,635,000, $153,587,000 and $149,980,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002, 2001 and 2000, is approximately $118,176,000, $120,682,000 and $116,415,000, respectively.

Note G - Casualty Events

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $168,000 and $182,000 were received during the years ended December 31, 2002 and 2001, respectively. The Partnership recognized casualty gains of approximately $120,000 and $128,000 during the years ended December 31, 2002 and 2001, which represents the excess of the proceeds received as of December 31, 2002 and 2001 over the write-off of the undepreciated damaged assets.

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001 as the damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2002. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001 which represents the excess of the proceeds received as of December 31, 2001 over the write-off of the undepreciated damaged assets.

In January 2000, Stratford Place Apartments had a fire which damaged 12 apartment units and 30% of the roof. Insurance proceeds of approximately $354,000 were received during the year ended December 31, 2000. The General Partner successfully completed the repairs prior to the sale of the property on December 20, 2000. The Partnership recognized a casualty gain of approximately $154,000 for the year ended December 31, 2000 and is included in gain from sale of discontinued operations.

Note H - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per unit data):

                                          2002          2001         2000

Net income as reported                   $ 4,264      $ 4,158       $ 8,474
(Deduct) add: Deferred revenue and other
    liabilities                              150          (89)         (151)
  Depreciation differences                   130         (185)           15
  Accrued expenses                           (35)          20            30
  Minority interest                         (305)        (255)         (302)
  Other                                     (283)         (22)           41
  Gain (loss) on casualty/
    disposition/foreclosure                 (119)        (343)          412

Federal taxable income                   $ 3,802      $ 3,284       $ 8,519
Federal taxable income per
  Limited Partnership unit               $ 10.65       $ 9.20       $ 23.86

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                $(44,056)
Land and Buildings                           11,978
Accumulated depreciation                     (7,259)
Syndication fees                             18,871
Other                                         4,776

Net liabilities - Federal tax basis        $(15,690)

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


2002                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 7,318     $ 7,023    $ 6,735    $ 6,511   $ 27,587
Total expenses                      (5,890)    (6,290)     (5,855)    (5,288)  (23,323)
Income before discontinued
  operations                         1,428        733         880      1,223     4,264
Discontinued operations                 --         --          --         --        --

Net income                        $ 1,428      $ 733      $ 880     $ 1,223    $ 4,264

Per limited partnership unit:
  Income before discontinued
    operations                     $ 4.00     $ 2.05      $ 2.47     $ 3.42    $ 11.94
Discontinued operations                 --         --          --         --        --

Net income                         $ 4.00     $ 2.05      $ 2.47     $ 3.42    $ 11.94

2001 (Restated)                     1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 7,109     $ 7,224    $ 7,366    $ 7,364   $ 29,063
Total expenses                      (6,042)    (6,467)     (6,261)    (6,219)  (24,989)
Income before discontinued
  operations                         1,067        757       1,105      1,145     4,074
Income from discontinued                84         --          --         --        84
 operations

Net income                        $ 1,151      $ 757     $ 1,105    $ 1,145    $ 4,158

Per limited partnership unit:
  Income before discontinued
    operations                     $ 2.99     $ 2.12      $ 3.10     $ 3.21    $ 11.42
  Income from discontinued
    operations                         .23         --          --         --       .23
Net income                         $ 3.22     $ 2.12      $ 3.10     $ 3.21    $ 11.65

Note K - Subsequent Event

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party for approximately $8,625,000. South Port Apartments had revenues of approximately $1,690,000, $1,753,000 and $1,596,000 and net income of approximately $498,000, $536,000, and $524,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Partnership will determine distribution to partners in April of 2003.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The names of the director, and executive officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the 2003. Fees for 2002 were audit services of approximately $123,000 and non-audit services (principally tax-related) of approximately $66,000.

Item 11.    Executive Compensation

Neither  the  director  nor  officers  of  the  General  Partner   received  any
remuneration from the Registrant during the year ended December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2002, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

               Entity                   Number of Units      Percentage

Insignia Properties, LP                     67,033.50          19.55%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                     29,612.50           8.64%
  (an affiliate of AIMCO)
AIMCO Properties, LP                        96,882.50          28.27%
  (an affiliate of AIMCO)

Insignia Properties, LP and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2002, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                                           Number of     Percent
      Name and Address                                    CEI Shares    Of Total

      Insignia Properties Trust ("IPT")                     100,000        100%
      55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 2002, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 13.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,382,000, $1,569,000 and $1,515,000 for the years ended December 31, 2002, 2001 and 2000, respectively. An affiliate of the General Partner owed the Partnership approximately $38,000 at December 31, 2002 for overpayment of property management fees during 2002.

Affiliates of the General Partner received reimbursement of accountable expenses amounting to approximately $906,000, $2,172,000 and $1,103,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $55,000, $1,208,000 and $159,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The first three quarters of 2002 were based on estimated amounts and in the fourth quarter of 2002 the reimbursements were adjusted by $111,000 to actual costs. At December 31, 2002, an affiliate of the General Partner owed the Partnership approximately $111,000 for overpayment of management reimbursements during 2002.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner paid approximately $477,000, $430,000 and $535,000 under this provision of the Partnership Agreement to the General Partner during the years ended December 31, 2002, 2001 and 2000, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $110,000 and $180,000 in 2001 and 2000, respectively, for loan costs which are capitalized and included with other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of two of the Partnership's properties in 2001 and four of the Partnership's properties in 2000.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, respectively, the Partnership paid AIMCO and its affiliates approximately $423,000 and $313,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,528.50 limited partnership units in the Partnership representing 56.46% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.46% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated Balance Sheets - December 31, 2002 and 2001

            Consolidated  Statements of Operations - Years Ended December 31,
                2002, 2001 and 2000

            Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2002, 2001 and 2000

            Consolidated  Statements of Cash Flows - Years Ended December 31,
                2002, 2001 and 2000

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


          10.10Property  Management  Agreement  No., 405 dated October 23, 1990, by and between Stratford Place Associates, Ltd. and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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


          10.20Assignment and Assumption  Agreement  dated April 1, 1991, by and between the Partnership and Nob Hill Apartments Associates, L.P. (Property Management Agreement No. 306). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.21Assignment and Assumption Agreement dated April 1, 1991, by and between the Partnership and Barnett Regency Tower Associates, Limited Partnership (Property Management Agreement No. 105). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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


          10.29Assignment and Assumption Agreement dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Property Management Agreement No. 105). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

          10.30Assignment and Assumption Agreement dated September 15, 1991, by and between the Partnership and Foothill Chimney Associates Limited Partnership (Property Management Agreement No. 205). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

          10.34Assignment and Assumption Agreement dated September 1, 1991, by and between ConCap Village East Apartments Associates, L.P. and CCP IV Associates, Ltd. (Village East Construction Agreement). (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

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

          10.48Assignment  and   Assumption   Agreement   (Property   Management
               Agreement No. 419) dated May 13, 1993, by and between Coventry Properties, Inc., R & B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
               1993).

          10.49Assignment  and  Assumption  as to  certain  Property  Management
               Services dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.50Property Management Agreement No. 419A dated October 11, 1993, by and between ConCap Stratford Associates, Ltd. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.51Assignment  and   Assumption   Agreement   (Property   Management
               Agreement No. 419A) dated October 11, 1993, by and between Coventry Properties, Inc., R & B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.52Assignment  and  Agreement  as  to  Certain  Property  Management
               Services dated October 11, 1993, by and between Coventry Properties, Inc., and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.53Property Management Agreement No. 427A dated October 11, 1993, by and between ConCap River's Edge Associates, Ltd. and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.54Assignment  and   Assumption   Agreement   (Property   Management
               Agreement No. 427A) dated October 11, 1993, by and between Coventry Properties, Inc., R & B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.55Assignment  and  Agreement  as  to  Certain  Property  Management
               Services dated October 11, 1993, by and between Coventry Properties, Inc., and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.56Property Management  Agreement No. 513A dated August 18, 1993, by
               and  between  ConCap  Citadel   Associates,   Ltd.  and  Coventry
               Properties, Inc.

          10.57Assignment  and  Agreement  as  to  Certain  Property  Management
               Services dated November 17, 1993, by and between Coventry Properties, Inc., and Partnership Services, Inc.

          10.58Property Management Agreement No. 514 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

          10.59Assignment  and  Agreement  as  to  Certain  Property  Management
               Services dated November 17, 1993, by and between Coventry Properties, Inc., and Partnership Services, Inc.


          10.60Stock and Asset Purchase  Agreement,  dated December 8, 1994 (the
               "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994).

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

          10.63Multifamily  Note  dated  November  30,  1995  between  Briar Bay
               Apartments, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.64Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.65Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.66Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.67Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.68Multifamily   Note  dated  November  30,  1995  between  Foothill
               Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.


          10.69Multifamily   Note  dated  November  30,  1995  between  Foothill
               Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.70Multifamily  Note dated September 30, 1996 between  Foothill Post
               Ridge Associates, Ltd. Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

      10.71 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994 between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995).

          10.72Multifamily  Note  dated  November  1, 1996  between  Post  Ridge
               Associates, Ltd., Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

          10.73Amended and Restated Multifamily note dated November 1, 1996, between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee Limited Partnership and Lehman Brothers Holding, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc.

          10.74Multifamily  Note dated  November  1, 1996  between  Consolidated
               Capital Properties IV, a California Limited Partnership and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings, Inc.

          10.75Mortgage and Security  Agreement dated November 18, 1997, between
               Southport CCP IV, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., a Delaware Corporation.

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

          10.78Multifamily  Note  dated  February  2,  2000  between   Apartment
               Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).

          10.79Multifamily  Note dated  February 28, 2000 between ConCap Citadel
               Associated, Ltd., a Texas limited partnership and ARCs Commercial Mortgage Cl., L.P., a California corporation. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).
               10.80 Multifamily Note dated May 31, 2000 between Concap Stratford Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Quarterly Report on Form 10-Q for quarter ended June 30, 2000.)

          10.81Multifamily  Note dated  August 29, 2000  between  ConCap  Rivers
               Edge Associates, Ltd., a Texas Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for quarter ended September 30, 2000.)

          10.82Purchase  and Sale  Contract  dated  September  26, 2000  between
               ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership.

          10.83First  Amendment to Purchase and Sale Contract  dated October 26,
               2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership.

          10.84Second  Amendment to Purchase and Sale Contract dated October 31,
               2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership.

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

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer.

(b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

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

                              Date: March 31, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye                                    Date: March 31, 2003
Patrick J. Foye
Executive Vice President and Director


/s/Thomas C. Novosel                                  Date: March 31, 2003
Thomas C. Novosel
Senior Vice President and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-K of Consolidated Capital Properties IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                    Executive  Vice  President  of  ConCap
                                    Equities, Inc., equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-K of Consolidated Capital Properties IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Properties IV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.