Form 10-Q
period 2003-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2003-05-15
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarterly period ended March 31, 2003


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2003          2002
                                                           (Unaudited)       (Note)
Assets
   Cash and cash equivalents                                 $ 5,582        $ 2,127
   Receivables and deposits                                       807          1,166
   Restricted escrows                                             357            656
   Due from affiliates                                             --            149
   Other assets                                                 1,374          1,449
   Investment properties:
      Land                                                      9,732         10,907
      Buildings and related personal property                 119,763        126,750
                                                              129,495        137,657
      Less accumulated depreciation                          (104,746)      (110,917)
                                                               24,749         26,740
                                                             $ 32,869      $ 32,287
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 428          $ 407
   Tenant security deposit liabilities                            479            523
   Accrued property taxes                                         690          1,392
   Other liabilities                                            1,117            820
   Distributions payable                                          571            571
   Mortgage notes payable                                      68,177         72,630
                                                               71,462         76,343
Partners' Deficit
   General partners                                             (6,932)       (7,146)
   Limited partners (342,773 units issued and
      outstanding)                                            (31,661)       (36,910)
                                                              (38,593)       (44,056)
                                                             $ 32,869      $ 32,287

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                   Three Months Ended
                                                                        March 31,
                                                                  2003          2002
                                                                                 (Restated)

Revenues:
  Rental income                                               $  4,889           $  6,156
  Other income                                                     667                673
         Total revenues                                          5,556              6,829

Expenses:
  Operating                                                      2,650              2,396
  General and administrative                                       351                367
  Depreciation                                                     863              1,004
  Interest                                                       1,220              1,312
  Property taxes                                                   395                509
         Total expenses                                          5,479              5,588

Income from continuing operations                                   77              1,241
Income from discontinued operations                                 33                187
Gain from sale of discontinued operations                        6,149                 --

Net income                                                    $  6,259           $  1,428

Net income allocated to general partners (4%)                 $    250           $     57
Net income allocated to limited partners (96%)                   6,009              1,371

                                                              $  6,259           $  1,428
Per limited partnership unit:
  Income from continuing operations                           $   0.22           $   3.48
  Income from discontinued operations                             0.09               0.52
  Gain from sale of discontinued operations                      17.22                 --

Net income                                                    $  17.53           $   4.00

Distributions per limited partnership unit                    $   2.22           $     --


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2001                   342,773       $ (7,064)   $(35,636)   $(42,700)

Distributions to partners                   --            (14)         --          (14)

Net income for the three months
   ended March 31, 2002                     --             57       1,371       1,428

Partners' deficit at
   March 31, 2002                      342,773       $ (7,021)   $(34,265)   $(41,286)

Partners' deficit at
   December 31, 2002                   342,773       $ (7,146)   $(36,910)   $(44,056)

Distributions to partners                   --            (36)       (760)       (796)

Net income for the three months
   ended March 31, 2003                     --            250       6,009       6,259

Partners' deficit at
   March 31, 2003                      342,773       $ (6,932)   $(31,661)   $(38,593)


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Three Months Ended
                                                                        March 31,
                                                                      2003      2002
Cash flows from operating activities:
  Net income                                                       $ 6,259      $ 1,428
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                      919        1,058
     Amortization of loan costs                                         52           55
     Casualty gain                                                      --          (97)
     Loss on early extinguishment of debt                               13           --
     Gain on sale of discontinued operations                        (6,149)          --
     Change in accounts:
      Receivables and deposits                                         359          251
      Other assets                                                      10         (494)
      Accounts payable                                                 (79)         204
      Tenant security deposit liabilities                              (44)          (2)
      Accrued property taxes                                          (702)        (567)
      Other liabilities                                                297          311
      Due from affiliates                                              149           --
        Net cash provided by operating activities                    1,084        2,147

Cash flows from investing activities:
  Property improvements and replacements                              (816)        (635)
  Net withdrawals from restricted escrows                              299          111
  Insurance proceeds from casualties                                    --          145
  Net proceeds from sale of discontinued operations                  8,137           --
        Net cash provided by (used in) investing activities          7,620         (379)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (224)        (198)
  Repayment of mortgage note payable                                (4,229)          --
  Distributions to partners                                           (796)         (14)
        Net cash used in financing activities                       (5,249)        (212)

Net increase in cash and cash equivalents                            3,455        1,556

Cash and cash equivalents at beginning of period                     2,127        2,729
Cash and cash equivalents at end of period                         $ 5,582      $ 4,285

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest was approximately $1,366,000 and $1,345,000 for the three months ended March 31, 2003 and 2002, respectively.


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations and gain from sale of South Port Apartments, which was sold March 28, 2003, as income from discontinued operations and gain on sale from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $295,000 and $372,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses. During the three months ended March 31, 2003, an affiliate of the General Partner refunded the Partnership approximately $38,000 for overpayment of property management fees during 2002.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $252,000 and $307,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $27,000 and $19,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. During the three months ended March 31, 2003, an affiliate of the General Partner refunded the Partnership approximately $111,000 for overpayment of management reimbursements during 2002.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $68,000 under this provision of the Partnership Agreement to the General Partner during the three months ended March 31, 2003, which is included in general and administrative expenses. There were no such special management fees paid or earned during the three months ended March 31, 2002.

For acting as real estate broker in connection with the sale of South Port Apartments, the General Partner was paid a real estate commission of approximately $295,000 during the three months ended March 31, 2003. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $350,000 and $423,000.

Note C - Casualty Gain

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 were received during the three months ended March 31, 2002. The Partnership recognized a casualty gain of approximately $97,000 during the three months ended March 31, 2002, which represents the excess of the proceeds received as of March 31, 2002 over the write-off of the undepreciated damaged assets, and is included in income from discontinued operations in the accompanying consolidated statements of operations.

Note D - Disposition of Investment Property

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the three months ended March 31, 2003, as a result of this sale, this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $33,000 and $187,000 for the three months ended March 31, 2003 and 2002, respectively, including revenues of approximately $340,000 and $489,000, respectively, are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the three months ended March 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Subsequent Distribution

Subsequent to the three months ended March 31, 2003, the Partnership paid a distribution from the sales proceeds of South Port Apartments to the limited partners of approximately $3,599,000.

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of fourteen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Apartments                                91%        89%
        Omaha, NE
      Arbours of Hermitage Apartments               94%        91%
        Nashville, TN
      Briar Bay Racquet Club Apartments             90%        95%
        Miami, FL
      Chimney Hill Apartments                        6%        89%
        Marietta, GA
      Citadel Apartments                            92%        94%
        El Paso, TX
      Citadel Village Apartments                    61%        93%
        Colorado Springs, CO
      Foothill Place Apartments                     83%        94%
        Salt Lake City, UT
      Knollwood Apartments                          96%        93%
        Nashville, TN
      Lake Forest Apartments                        94%        93%
        Omaha, NE
      Nob Hill Villa Apartments                     88%        90%
        Nashville, TN
      Point West Apartments                         90%        93%
        Charleston, SC
      Post Ridge Apartments                         96%        90%
        Nashville, TN
      Rivers Edge Apartments                        92%        94%
        Auburn, WA
      Village East Apartments                       67%        83%
        Cimarron Hills, CO

The increase in occupancy at Arbours of Hermitage Apartments, Knollwood Apartments and Post Ridge Apartments is attributable to a more aggressive marketing campaign. The decrease in occupancy at Briar Bay Racquet Club Apartments, Point West Apartments and Foothill Place Apartments is due to more tenants purchasing houses due to lower mortgage interest rates and changing economic conditions in their respective local markets. The decrease in occupancy at Village East Apartments and Citadel Village Apartments is due to an increase in competitive pricing strategies and competition in their respective local markets. The Partnership attributes the decrease in occupancy at Chimney Hill Apartments primarily to the presence of mold in a significant number of the units and general deferred maintenance issues has resulted in all apartment units not being available for rent as of March 31, 2003. The General Partner is currently evaluating its options with respect to Chimney Hill Apartments, including rehabilitation or complete rebuild of the property.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $6,259,000, as compared to net income of approximately $1,428,000 for the three months ended March 31, 2002. The increase is due to the recognition of a gain from sale of discontinued operations in 2003, partially offset by a decrease in income from continuing operations. On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing cost of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the three months ended March 31, 2003, as a result of this sale. This amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $33,000 and $187,000 for the three months ended March 31, 2003 and 2002, respectively, including revenues of approximately $340,000 and $489,000, respectively, are included in income from discontinued operations.

The Partnership also recorded a loss on early extinguishment of debt of approximately $13,000 for the three months ended March 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 were received during the three months ended March 31, 2002. The Partnership recognized a casualty gain of approximately $97,000 during the three months ended March 31, 2002, which represents the excess of the proceeds received as of March 31, 2002 over the write-off of the undepreciated damaged assets and is included in income from discontinued operations.

Excluding the impact of income from discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations for the three months ended March 31, 2003 was approximately $77,000, as compared to income from continuing operations of approximately $1,241,000 for the three months ended March 31, 2002. The decrease in income from continuing operations is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at nine of the fourteen investment properties and an increase in bad debt expense at nine investment properties, partially offset by an increase in occupancy at three of the investment properties.

Total expenses decreased due to a decrease in depreciation, interest and property tax expenses, partially offset by an increase in operating expense. Depreciation decreased due to some fixed assets becoming fully depreciated at The Apartments and Lake Forest Apartments during 2002 partially offset by an increase in capital improvements completed and placed into service during the past twelve months. Interest expense decreased due to capitalization of approximately $98,000 of interest expense at Chimney Hill Apartments related to the renovation project during 2003. Property tax expense decreased due to capitalization of taxes at Chimney Hill Apartments related to the renovation project during 2003 and a refund received at Citadel Apartments for prior year taxes during the three months ended March 31, 2003.

The increase in operating expense was due to an increase in maintenance, advertising and insurance expense, partially offset by a decrease in property management fees. Maintenance expense increased due to an increase in contract work at many of the Partnership's investment properties. Advertising expense increased due to an increase in resident relations at Chimney Hill Apartments and periodical and web advertising at many of the Partnership's investment properties. Insurance expense increased due to an increase in hazard insurance premiums at many of the Partnership's investment properties. Property management fees are based on a percentage of revenues and decreased as a result of decreases in rental income at many of the investment properties.

General and administrative expenses consist of management reimbursements to the General Partner as allowed under the Partnership Agreement and management fees paid to the General Partner in connection with distributions made from operations. Also included are costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership held cash and cash equivalents of approximately $5,582,000 as compared to approximately $4,285,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $3,455,000 from the Partnership's year ended December 31, 2002, is due to approximately $7,620,000 of cash provided by investing activities and approximately $1,084,000 of cash provided by operating activities, partially offset by approximately $5,249,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of discontinued operations and net withdrawals from escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties, repayment of the mortgage encumbering South Port Apartments and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $11,000 of capital improvements at The Apartments, consisting primarily of floor covering replacements and maintenance equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $98,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of garage doors, floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During  the  three  months  ended  March 31,  2003,  the  Partnership  completed approximately $31,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $158,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades, floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Club Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $31,000 of capital improvements at Briar Bay Racquet Club Apartments, consisting primarily of appliance and floor covering replacements, roof and structural upgrades and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $514,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of major landscaping, structural, plumbing and parking lot upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Chimney Hill Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $387,000 of capital improvements at Chimney Hill Apartments, consisting primarily of parking lot resurfacing, water heater replacements, mold removal and roof and structural upgrades. These expenditures included capitalized construction period interest of approximately $98,000, taxes and insurance of approximately $64,000 and other construction period operating expenses of approximately $112,000. These improvements were funded from operating cash flow and partnership reserves. The Partnership is currently evaluating its options for the property, including rehabilitation or complete rebuild of the property.

Citadel Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Citadel Apartments, consisting primarily of water heaters, floor covering replacements, and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Citadel Village Apartments, consisting primarily of appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $85,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet replacements, interior building improvements and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $105,000 of capital improvements at Foothill Place Apartments, consisting primarily of water heaters, plumbing fixtures, appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $665,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of major landscaping, plumbing improvements, structural and electrical and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $39,000 of capital improvements at Knollwood Apartments, consisting primarily of floor covering replacements and roof and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and cabinet replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $19,000 of capital improvements at Lake Forest Apartments, consisting primarily of fire safety upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $97,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades, water heater replacements, appliance and floor covering replacements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Nob Hill Villa Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $41,000 of capital improvements at Nob Hill Villa Apartments, consisting primarily of appliance and floor covering replacements, electrical upgrades, water heaters replacements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $469,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacement, interior building improvements, floor covering, cabinet and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Point West Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $14,000 of capital improvements at Point West Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window replacements, cabinet upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Post Ridge Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $16,000 of capital improvements at Post Ridge Apartments, consisting primarily of floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof repairs, floor covering, HVAC and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $14,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Port Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $21,000 of capital improvements at South Port Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The property was sold on March 28, 2003.

Village East Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $33,000 of capital improvements at Village East Apartments, consisting primarily of floor covering replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $172,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of major landscaping, structural and plumbing upgrades, appliance and floor covering replacements and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $68,177,000 matures at various dates between 2004 and 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2003             Unit             2002             Unit

Operations              $ 792            $ 2.22            $ --             $ --

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $4,000 and $14,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the three months ended March 31, 2003 and 2002, respectively.

Subsequent to March 31, 2003, the Partnership paid a distribution from the sale proceeds of South Port Apartments to the limited partners of approximately $3,599,000.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,552.50 limited partnership units in the Partnership representing 56.47% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.47% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2003, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2003.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                 (in thousands)

                           2003              $ 651                7.89%
                           2004                 931               7.89%
                           2005              43,138               7.42%
                           2006                 875               7.68%
                           2007                 944               7.68%
                        Thereafter           21,638               7.68%

                          Total             $68,177

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  3.2 Limited Partnership Agreement (Exhibit to the Prospectus of the Partnership, filed October 12, 1981).

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                               Date: May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                               Date: May 15, 2003


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                               Date: May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.