Form 10QSB
period 2003-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2003-08-14
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2003          2002
                                                           (Unaudited)      (Note)
                                                                          (Restated)
Assets
   Cash and cash equivalents                                 $ 2,297        $ 2,127
   Receivables and deposits                                     1,002          1,166
   Restricted escrows                                             346            656
   Due from affiliates                                             --            149
   Other assets                                                 1,708          1,449
   Assets held for sale                                            --          1,923
   Investment properties:
      Land                                                      9,732          9,732
      Buildings and related personal property                 120,568        118,968
                                                              130,300        128,700
      Less accumulated depreciation                          (105,623)      (103,883)
                                                               24,677         24,817
                                                             $ 30,030      $ 32,287
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 200          $ 407
   Tenant security deposit liabilities                            503            523
   Accrued property taxes                                       1,111          1,392
   Other liabilities                                            1,207            820
   Distributions payable                                          715            571
   Mortgage notes payable                                      67,964         68,386
   Liabilities related to assets held for sale                     --          4,244
                                                               71,700         76,343
Partners' Deficit
   General partners                                             (7,049)       (7,146)
   Limited partners (342,773 units issued and
      outstanding)                                            (34,621)       (36,910)
                                                              (41,670)       (44,056)
                                                             $ 30,030      $ 32,287

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

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                    2003        2002      2003       2002
                                                             (Restated)           (Restated)

Revenues:
  Rental income                                    $ 5,096    $ 6,047    $ 9,985    $12,203
  Other income                                         615        573      1,282      1,246
        Total revenues                               5,711      6,620     11,267     13,449

Expenses:
  Operating                                          2,246      2,554      4,896      4,950
  General and administrative                           271        648        622      1,015
  Depreciation                                         876        898      1,739      1,902
  Interest                                           1,213      1,353      2,433      2,665
  Property taxes                                       415        536        810      1,045
        Total expenses                               5,021      5,989     10,500     11,577
Income from continuing operations                      690        631        767      1,872
(Loss) income from discontinued operations             (24)       102          9       289
Gain from sale of discontinued operations              --          --      6,149        --
Net income                                          $ 666      $ 733     $ 6,925    $ 2,161

Net income allocated to general partners (4%)       $ 27        $ 29      $ 277      $ 86
Net income allocated to limited partners (96%)         639        704      6,648      2,075

                                                    $ 666      $ 733     $ 6,925    $ 2,161

Per limited partnership unit:
Income from continuing operations                  $ 1.93      $ 1.76    $ 2.15     $ 5.24
(Loss) income from discontinued operations           (0.07)      0.29       0.02       0.81
Gain from sale of discontinued operations               --         --      17.22         --
Net income                                         $ 1.86      $ 2.05    $ 19.39    $ 6.05

Distributions per limited partnership unit         $ 10.50    $ 12.69    $ 12.72    $ 12.69


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2001                   342,773       $ (7,064)   $(35,636)   $(42,700)

Distributions to partners                   --           (206)     (4,351)      (4,557)

Net income for the six months
   ended June 30, 2002                      --             86       2,075       2,161

Partners' deficit at
   June 30, 2002                       342,773       $ (7,184)   $(37,912)   $(45,096)

Partners' deficit at
   December 31, 2002                   342,773       $ (7,146)   $(36,910)   $(44,056)

Distributions to partners                   --           (180)     (4,359)     (4,539)

Net income for the six months
   ended June 30, 2003                      --            277       6,648       6,925

Partners' deficit at
   June 30, 2003                       342,773       $ (7,049)   $(34,621)   $(41,670)


            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                  Six Months Ended
                                                                        June 30,
                                                                  2003        2002
Cash flows from operating activities:
  Net income                                                    $ 6,925      $ 2,161
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,796        2,012
   Amortization of loan costs                                       103          109
   Casualty gain                                                     --          (97)
   Loss on early extinguishment of debt                              13           --
   Gain on sale of discontinued operations                       (6,149)          --
   Change in accounts:
      Receivables and deposits                                      164         (126)
      Other assets                                                 (375)        (319)
      Accounts payable                                             (307)         163
      Tenant security deposit liabilities                           (20)           6
      Accrued property taxes                                       (281)         (88)
      Other liabilities                                             387          479
      Due from affiliates                                           149           --
       Net cash provided by operating activities                  2,405        4,300

Cash flows from investing activities:
  Property improvements and replacements                         (1,621)      (1,155)
  Net withdrawals from restricted escrows                           310           80
  Insurance proceeds from casualties                                 --          145
  Net proceeds from sale of discontinued operations               8,137           --

       Net cash provided by (used in) investing activities        6,826         (930)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (437)        (410)
  Repayment of mortgage note payable                             (4,229)          --
  Distributions to partners                                      (4,395)      (4,554)
       Net cash used in financing activities                     (9,061)      (4,964)

Net increase (decrease) in cash and cash equivalents                170       (1,594)

Cash and cash equivalents at beginning of period                  2,127        2,729
Cash and cash equivalents at end of period                      $ 2,297      $ 1,135

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest was approximately $2,629,000 and $2,692,000 for the six months ended June 30, 2003 and 2002, respectively.

Distributions   payable  and   distributions   to  partners   were  adjusted  by
approximately $144,000 and $3,000 for non-cash activity for the six months ended
June 30, 2003 and 2002, respectively.


            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying balance sheet as of December 31, 2002 and the consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of South Port Apartments, which was sold March 28, 2003, as (loss) income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $581,000 and $730,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses and loss from discontinued operations. During the six months ended June 30, 2003, an affiliate of the General Partner refunded the Partnership approximately $38,000 for overpayment of property management fees during 2002.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $416,000 and $547,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $33,000 and $34,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. During the six months ended June 30, 2003, an affiliate of the General Partner refunded the Partnership approximately $111,000 for overpayment of management reimbursements during 2002.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $68,000 and $385,000 under this provision of the Partnership Agreement to the General Partner during the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the sale of South Port Apartments, the General Partner was paid a real estate commission of approximately $295,000 during the six months ended June 30, 2003. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $350,000 and $423,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 were received during the six months ended June 30, 2002. The Partnership recognized a casualty gain of approximately $97,000 during the six months ended June 30, 2002, which represents the excess of the proceeds received as of June 30, 2002 over the write-off of the undepreciated damaged assets. This amount is included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

Note D - Disposition of Investment Property

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the six months ended June 30, 2003, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $9,000 and $289,000 for the six months ended June 30, 2003 and 2002, respectively, are included in (loss) income from discontinued operations and include revenues of approximately $327,000 and $892,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the six months ended June 30, 2003 due to the write-off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of fourteen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Apartments                                92%        91%
        Omaha, NE
      Arbours of Hermitage Apartments               94%        92%
        Nashville, TN
      Briar Bay Racquet Club Apartments             92%        96%
        Miami, FL
      Chimney Hill Apartments                        3%        86%
        Marietta, GA
      Citadel Apartments                            94%        93%
        El Paso, TX
      Citadel Village Apartments                    72%        89%
        Colorado Springs, CO
      Foothill Place Apartments                     87%        91%
        Salt Lake City, UT
      Knollwood Apartments                          96%        92%
        Nashville, TN
      Lake Forest Apartments                        95%        95%
        Omaha, NE
      Nob Hill Villa Apartments                     91%        90%
        Nashville, TN
      Point West Apartments                         90%        94%
        Charleston, SC
      Post Ridge Apartments                         96%        89%
        Nashville, TN
      Rivers Edge Apartments                        91%        94%
        Auburn, WA
      Village East Apartments                       69%        84%
        Cimarron Hills, CO

The increase in occupancy at Knollwood Apartments and Post Ridge Apartments is attributable to a more aggressive marketing campaign at these properties. The decrease in occupancy at Rivers Edge Apartments, Briar Bay Racquet Club Apartments, Point West Apartments and Foothill Place Apartments is due to more tenants purchasing houses due to lower mortgage interest rates and changing economic conditions in their respective local markets. The decrease in occupancy at Village East Apartments and Citadel Village Apartments is due to recent military deployments as both properties are located near military bases and an increase in competitive pricing strategies and competition in their respective local markets. The Partnership attributes the decrease in occupancy at Chimney Hill Apartments primarily to the presence of mold in a significant number of the units and to general deferred maintenance issues that have resulted in all apartment units not being available for rent as of June 30, 2003. The General Partner is currently evaluating its options with respect to Chimney Hill Apartments, including rehabilitation or a complete rebuilding of the property.

Results of Operations

The  Partnership's  net income for the three and six months  ended June 30, 2003 was approximately $666,000 and $6,925,000, as compared to net income of approximately $733,000 and $2,161,000 for the three and six months ended June 30, 2002. The increase for the six months ended June 30, 2003 is due to the recognition of a gain on sale of discontinued operations. On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the six months ended June 30, 2003, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $9,000 for the six months ended June 30, 2003 and income of approximately $289,000 for the six months ended June 30, 2002, respectively, are included in (loss) income from discontinued operations. These amounts include revenues of approximately $327,000 and $892,000 for the six months ended June 30, 2003 and 2002, respectively.

The Partnership also recorded a loss on early extinguishment of debt of approximately $13,000 for the six months ended June 30, 2003 due to the write-off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $145,000 were received during the six months ended June 30, 2002. The Partnership recognized a casualty gain of approximately $97,000 during the six months ended June 30, 2002, which represents the excess of the proceeds received as of June 30, 2002 over the write-off of the undepreciated damaged assets. This amount is included in (loss) income from discontinued operations.

Excluding the impact of (loss) income from discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations for the three and six months ended June 30, 2003 was approximately $690,000 and $767,000, as compared to income from continuing operations of approximately $631,000 and $1,872,000 for the three and six months ended June 30, 2002. The decrease in income from continuing operations for the six months ended June 30, 2003 is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in income from continuing operations for the three months ended June 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for the three and six months ended June 30, 2003 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at seven of the fourteen investment properties, including a substantial decrease at Chimney Hill Apartments as discussed above, a decrease in average rental rates at all of the investment properties and an overall increase in concessions and special promotions given in an effort to increase or maintain occupancy levels. Other income increased for both periods due to an increase in various fees charged by the properties and an increase in utilities reimbursements.

Total expenses for the three and six months ended June 30, 2003 decreased due to a decrease in depreciation, interest, property tax, operating and general and administrative expenses. Depreciation expense decreased due to depreciable assets becoming fully depreciated at The Apartments and Lake Forest Apartments during 2002 partially offset by the depreciation on capital improvements placed into service during the past twelve months. Interest expense decreased during 2003 due to the capitalization of approximately $195,000 of interest expense related to the renovation project at Chimney Hill Apartments. Property tax expense decreased due to the capitalization of approximately $124,000 of taxes related to the renovation project at Chimney Hill Apartments and refunds received at Citadel Apartments and Foothill Place Apartments for prior year taxes. The decrease in operating expenses was due to decreases in maintenance expense and property management fees partially offset by an increase in advertising and insurance expenses. Maintenance expense decreased due to the capitalization of approximately $178,000 of construction period operating costs related to the rehabilitation project at Chimney Hill Apartments and a decrease in contract labor partially offset by an increase in painting supplies and repairs at many of the Partnership's investment properties. Property management fees are based on a percentage of revenues and decreased as a result of decreases in rental income at many of the investment properties. Advertising expense increased due to an increase in resident relations at Chimney Hill Apartments and periodical and web advertising at many of the Partnership's investment properties. Insurance expense increased due to an increase in hazard insurance premiums at many of the Partnership's investment properties.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement and management fees paid to the General Partner in connection with distributions made from operations. Included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At  June  30,  2003,  the  Partnership   held  cash  and  cash   equivalents  of
approximately $2,297,000 as compared to approximately $1,135,000 at June 30, 2002. The increase in cash and cash equivalents of approximately $170,000 from the Partnership's year ended December 31, 2002, is due to approximately $6,826,000 of cash provided by investing activities and approximately $2,405,000 of cash provided by operating activities, partially offset by approximately $9,061,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of South Port Apartments and net withdrawals from escrow accounts maintained by the mortgage lenders, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, repayment of the mortgage encumbering South Port Apartments and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $70,000 of capital improvements at The Apartments, consisting primarily of floor covering and water heater replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $7,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $58,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $54,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Club Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $63,000 of capital improvements at Briar Bay Racquet Club Apartments, consisting primarily of appliance and floor covering replacements, roof replacements, structural upgrades and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Chimney Hill Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $641,000 of capital improvements at Chimney Hill Apartments. All of these expenditures were capitalized and include capitalized construction period interest of approximately $195,000, taxes and insurance of approximately $124,000 and other construction period operating expenses of approximately $178,000. These improvements were funded from operating cash flow and partnership reserves. The Partnership is currently evaluating its options for the property, including rehabilitation or complete rebuild of the property.

Citadel Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $35,000 of capital improvements at Citadel Apartments, consisting primarily of water heater replacements, floor covering replacements, and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $105,000 of capital improvements at Citadel Village Apartments, consisting primarily of office computers, gutter replacements, appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet replacements, interior building improvements and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $252,000 of capital improvements at Foothill Place Apartments, consisting primarily of water heater replacements, parking area resurfacing, plumbing fixtures, appliance, floor and wall covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $58,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of major landscaping, plumbing improvements, structural and electrical upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $67,000 of capital improvements at Knollwood Apartments, consisting primarily of floor covering replacements and roof and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $45,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and cabinet replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $49,000 of capital improvements at Lake Forest Apartments, consisting primarily of fitness equipment, fire safety upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $61,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades, water heater replacements, appliance and floor covering replacements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $108,000 of capital improvements at Nob Hill Villa Apartments, consisting primarily of appliance and floor covering replacements, structural upgrades, electrical upgrades, water heater replacements and plumbing fixtures. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $325,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements, interior building improvements, and floor covering, cabinet and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Point West Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $32,000 of capital improvements at Point West Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of window replacements, cabinet upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Post Ridge Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $34,000 of capital improvements at Post Ridge Apartments, consisting primarily of floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $68,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof repairs and floor covering, HVAC and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $30,000 of capital improvements at Rivers Edge Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $40,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Port Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $21,000 of capital improvements at South Port Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The property was sold on March 28, 2003.

Village East Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $56,000 of capital improvements at Village East Apartments, consisting primarily of floor covering replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $67,964,000 matures at various dates between 2004 and 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2011. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership declared distributions in the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):


                      Six Months          Per           Six Months          Per
                        Ended           Limited           Ended           Limited
                       June 30,       Partnership        June 30,       Partnership
                         2003             Unit             2002             Unit

Operations              $ 792            $ 2.22           $4,456          $ 12.48
Sale (1)                 3,743            10.50               --               --
Refinance (2)               --               --               76              .21
Total                   $4,535           $12.72           $4,532          $ 12.69

(1) Proceeds from the sale of South Port Apartments in March 2003. (2) Proceeds from the refinance of Post Ridge Apartments in December 2001.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $4,000 and $25,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2003 and 2002, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,552.50 limited partnership units (the "Units") in the Partnership representing 56.47% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2003, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2003.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2003              $ 438                7.89%
                           2004                 931               7.89%
                           2005              43,138               7.42%
                           2006                 875               7.68%
                           2007                 944               7.68%
                        Thereafter           21,638               7.68%

                          Total             $67,964

ITEM 4.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

               3.2 Limited Partnership Agreement (Exhibit to the Prospectus of the Partnership, filed October 12, 1981).

               31.1 Certification  of  equivalent  of  Chief  Executive  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of  equivalent  of  Chief  Financial  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003




Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Properties IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of ConCap Equities,
                                    Inc.,  equivalent of the chief executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Consolidated Capital Properties IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc., equivalent
                                    of the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.