Form 10-Q
period 2003-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2003-11-14
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                          September 30,  December 31,
                                                               2003          2002
                                                           (Unaudited)    (Note)
                                                                          (Restated)
Assets
   Cash and cash equivalents                                 $ 1,474        $ 2,127
   Receivables and deposits                                     1,269          1,166
   Restricted escrows                                             347            656
   Due from affiliates                                             --            149
   Other assets                                                 1,725          1,449
   Assets held for sale                                            --          1,923
   Investment properties:
      Land                                                      9,732          9,732
      Buildings and related personal property                 121,357        118,968
                                                              131,089        128,700
      Less accumulated depreciation                          (106,378)      (103,883)
                                                               24,711         24,817
                                                             $ 29,526      $ 32,287
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 148          $ 407
   Tenant security deposit liabilities                            521            523
   Accrued property taxes                                       1,442          1,392
   Other liabilities                                            1,011            820
   Distributions payable                                          715            571
   Mortgage notes payable                                      67,747         68,386
   Liabilities related to assets held for sale                     --          4,244
                                                               71,584         76,343
Partners' Deficit
   General partners                                             (7,066)       (7,146)
   Limited partners (342,773 units issued and
      outstanding)                                            (34,992)       (36,910)
                                                              (42,058)       (44,056)
                                                             $ 29,526      $ 32,287

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

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                   Three Months Ended    Nine Months Ended
                                                     September 30,         September 30,
                                                    2003        2002      2003       2002
                                                             (Restated)           (Restated)

Revenues:
  Rental income                                    $ 5,357    $ 5,595    $15,342   $17,798
  Other income                                         697        713      1,979     1,959
  Casualty gain                                         23         --         23        --
        Total revenues                               6,077      6,308     17,344    19,757

Expenses:
  Operating                                          2,682      2,524      7,578     7,474
  General and administrative                           383        378      1,005     1,393
  Depreciation                                         777        811      2,516     2,713
  Interest                                           1,214      1,321      3,647     3,986
  Property taxes                                       454        518      1,264     1,563
        Total expenses                               5,510      5,552     16,010    17,129

Income from continuing operations                      567        756      1,334     2,628
(Loss) income from discontinued operations              (1)       124          8       413
Gain from sale of discontinued operations               83         --      6,232        --
Net income                                          $ 649      $ 880     $ 7,574   $ 3,041

Net income allocated to general partners (4%)       $ 26        $ 35      $ 303     $ 122
Net income allocated to limited partners (96%)         623        845      7,271     2,919

                                                    $ 649      $ 880     $ 7,574   $ 3,041

Per limited partnership unit:
Income from continuing operations                  $ 1.59      $ 2.12    $ 3.74     $ 7.36
Income from discontinued operations                     --       0.35       0.02      1.16
Gain from sale of discontinued operations             0.23         --      17.45        --
Net income                                         $ 1.82      $ 2.47    $ 21.21    $ 8.52

Distributions per limited partnership unit         $ 2.90      $ 2.97    $ 15.62   $ 15.66


            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2001                   342,773       $ (7,064)   $(35,636)   $(42,700)

Distributions to partners                   --           (253)     (5,367)      (5,620)

Net income for the nine months
   ended September 30, 2002                 --            122       2,919       3,041

Partners' deficit at
   September 30, 2002                  342,773       $ (7,195)   $(38,084)   $(45,279)

Partners' deficit at
   December 31, 2002                   342,773       $ (7,146)   $(36,910)   $(44,056)

Distributions to partners                   --           (223)     (5,353)     (5,576)

Net income for the nine months
   ended September 30, 2003                 --            303       7,271       7,574

Partners' deficit at
   September 30, 2003                  342,773       $ (7,066)   $(34,992)   $(42,058)



            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003       2002
Cash flows from operating activities:
  Net income                                                    $ 7,574      $ 3,041
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,572        2,877
   Amortization of loan costs                                       156          156
   Casualty gain                                                    (23)        (120)
   Loss on early extinguishment of debt                              13           --
   Gain on sale of discontinued operations                       (6,232)          --
   Change in accounts:
      Receivables and deposits                                     (103)        (103)
      Other assets                                                 (445)        (149)
      Accounts payable                                             (276)         (11)
      Tenant security deposit liabilities                            (2)          33
      Accrued property taxes                                         50          276
      Other liabilities                                             191          477
      Due from affiliates                                           149           --
       Net cash provided by operating activities                  3,624        6,477

Cash flows from investing activities:
  Property improvements and replacements                         (2,431)      (1,751)
  Net withdrawals from restricted escrows                           309          108
  Insurance proceeds from casualties                                 23          168
  Net proceeds from sale of discontinued operations               8,137           --
       Net cash provided by (used in) investing activities        6,038       (1,475)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (654)        (625)
  Repayment of mortgage notes payable                            (4,229)          --
  Distributions to partners                                      (5,432)      (5,617)
       Net cash used in financing activities                    (10,315)      (6,242)

Net decrease in cash and cash equivalents                          (653)      (1,240)

Cash and cash equivalents at beginning of period                  2,127        2,729
Cash and cash equivalents at end of period                      $ 1,474      $ 1,489

Supplemental disclosures of cash flow information:

Cash paid for interest was approximately $4,084,000 and $4,044,000 for the nine months ended September 30, 2003 and 2002, respectively. Distributions payable and distributions to partners were adjusted by approximately $144,000 and $3,000 for non-cash activity for the nine months ended September 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $881,000 and $1,074,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $624,000 and $776,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $50,000 and $38,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. During the nine months ended September 30, 2003, an affiliate of the General Partner refunded the Partnership approximately $111,000 for overpayment of management reimbursements during 2002.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $158,000 and $477,000 under this provision of the Partnership Agreement to the General Partner during the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the sale of South Port Apartments, the General Partner was paid a real estate commission of approximately $295,000 during the nine months ended September 30, 2003. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $350,000 and $423,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $168,000 were received during the nine months ended September 30, 2002. The Partnership recognized a casualty gain of approximately $120,000 during the nine months ended September 30, 2002 which represents the excess of the proceeds received as of September 30, 2002 over the write-off of the undepreciated damaged assets. This amount is included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

In January 2003, The Apartments had a fire which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the nine months ended September 30, 2003. The Partnership recognized a casualty gain of approximately $23,000 for the three and nine months ended September 30, 2003. The damaged assets were fully depreciated at the time of the fire.

Note D - Disposition of Investment Property

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the nine months ended September 30, 2003, as a result of this sale. This amount is shown as gain from sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000 and $413,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in (loss) income from discontinued operations and include revenues of approximately $327,000 and $1,199,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the nine months ended September 30, 2003 due to the write-off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note F - Redevelopment of Chimney Hill

The General Partner has determined that Chimney Hill Apartments suffers from severe structural defects in the building's foundation and as such, has vacated the property. The General Partner has designed and approved a redevelopment plan for the property that requires the complete demolition and reconstruction of the apartment complex. Site work on the redevelopment is scheduled to begin during the fourth quarter of 2003.The General Partner does not believe there has been an impairment of the property based on the estimated fair value of the land.

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

The Partnership's investment properties consist of fourteen apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      The Apartments                                94%        91%
        Omaha, NE
      Arbours of Hermitage Apartments               95%        93%
        Nashville, TN
      Briar Bay Racquet Club Apartments             91%        95%
        Miami, FL
      Chimney Hill Apartments                        2%        81%
        Marietta, GA
      Citadel Apartments                            95%        93%
        El Paso, TX
      Citadel Village Apartments                    78%        88%
        Colorado Springs, CO
      Foothill Place Apartments                     90%        89%
        Salt Lake City, UT
      Knollwood Apartments                          95%        94%
        Nashville, TN
      Lake Forest Apartments                        95%        94%
        Omaha, NE
      Nob Hill Villa Apartments                     92%        91%
        Nashville, TN
      Point West Apartments                         89%        93%
        Charleston, SC
      Post Ridge Apartments                         95%        91%
        Nashville, TN
      Rivers Edge Apartments                        92%        94%
        Auburn, WA
      Village East Apartments                       70%        83%
        Cimarron Hills, CO

The increase in occupancy at The Apartments and Post Ridge Apartments is attributable to a more aggressive marketing campaign and the use of competitive pricing strategies in their respective markets. The decrease in occupancy at Briar Bay Racquet Club Apartments and Point West Apartments is due to more tenants purchasing houses due to lower mortgage interest rates and changing economic conditions in their respective local markets. The decrease in occupancy at Village East Apartments and Citadel Village Apartments is due to recent military deployments as both properties are located near military bases and an increase in competitive pricing strategies used by competition in their respective local markets.

The General Partner has determined that Chimney Hill Apartments suffers from severe structural defects in the building's foundation and as such, has vacated the property. The General Partner has designed and approved a redevelopment plan for the property that requires the complete demolition and reconstruction of the apartment complex. Site work on the redevelopment is scheduled to begin during the fourth quarter of 2003.The General Partner does not believe there has been an impairment of the property based on the estimated fair value of the land.


Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $649,000 and $7,574,000, compared to net income of approximately $880,000 and $3,041,000 for the three and nine months ended September 30, 2002, respectively. The increase in net income for the nine months ended September 30, 2003 is primarily due to the recognition of a gain on sale of discontinued operations and a decrease in total expenses partially offset by decreases in income from discontinued operations and total revenues. Net income for the three months ended September 30, 2003 decreased due to decreases in income from discontinued operations and total revenues partially offset by a decrease in total expenses and a gain on sale of discontinued operations.

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the nine months ended September 30, 2003, as a result of this sale. This amount is shown as gain from sale of discontinued operations. The property's operations, income of approximately $8,000 and $413,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in (loss) income from discontinued operations. These amounts include revenues of approximately $327,000 and $1,199,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership also recorded a loss on early extinguishment of debt of approximately $13,000 for the nine months ended September 30, 2003 due to the write-off of unamortized loan costs, which is also included in (loss) income from discontinued operations.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $168,000 were received during the nine months ended September 30, 2002. The Partnership recognized a casualty gain of approximately $120,000 during the nine months ended September 30, 2002, which represents the excess of the proceeds received as of September 30, 2002 over the write-off of the undepreciated damaged assets. This amount is included in (loss) income from discontinued operations.

Excluding the impact of (loss) income from discontinued operations and the gain from sale of discontinued operations, the Partnership's income from continuing operations for the three and nine months ended September 30, 2003 was approximately $567,000 and $1,334,000, compared to income from continuing operations of approximately $756,000 and $2,628,000 for the three and nine months ended September 30, 2002, respectively. The decrease in total revenues for the three and nine months ended September 30, 2003 is due to a decrease in rental income partially offset by the recognition in 2003 of a casualty gain at The Apartments. Rental income decreased due to a decrease in occupancy at six of the fourteen investment properties, including a substantial decrease at Chimney Hill Apartments as discussed above, a decrease in average rental rates at all of the Partnership's investment properties and an overall increase in concessions and special promotions given in an effort to increase or maintain occupancy levels.

In January 2003, The Apartments had a fire which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the nine months ended September 30, 2003. The Partnership recognized a casualty gain of approximately $23,000 for the three and nine months ended September 30, 2003. The damaged assets were fully depreciated at the time of the fire.

Total expenses for the nine months ended September 30, 2003 decreased due to decreases in general and administrative, depreciation, interest, and property tax expenses partially offset by an increase in operating expenses. Total expenses for the three months ended September 30, 2003 decreased due to decreases in depreciation, interest and property tax expenses partially offset by an increase in operating expenses. Depreciation expense decreased due to depreciable assets becoming fully depreciated at The Apartments and Lake Forest Apartments during 2002 partially offset by an increase in the depreciation on capital improvements placed into service during the past twelve months. Interest expense decreased during 2003 due to the capitalization of approximately $292,000 of interest expense related to the renovation project at Chimney Hill Apartments and due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which has reduced the average outstanding balance over the past twelve months. Property tax expense decreased due to the capitalization of approximately $183,000 of taxes related to the renovation project at Chimney Hill Apartments and refunds received at Citadel Apartments and Foothill Place Apartments for prior year taxes. The increase in operating expenses was due to increases in advertising, insurance and property expenses partially offset by decreases in maintenance expense and property management fees. Advertising expense increased due to an increase in periodical and web advertising at many of the Partnership's investment properties partially offset by a decrease in resident relations at Chimney Hill Apartments. Insurance expense increased due to an increase in hazard insurance premiums at many of the Partnership's investment properties. Property expense increased due to increases in salaries and related benefits, leasing renewal incentives, utility processing fees and water and gas utility bills at many of the Partnership's investment properties. Maintenance expense decreased due to the capitalization of approximately $312,000 of construction period operating costs related to the rehabilitation project at Chimney Hill Apartments partially offset by an increase in contract labor and payroll expenses at many of the Partnership's investment properties. Property management fees are based on a percentage of revenues and decreased as a result of decreases in rental income at many of the investment properties.

General and administrative expense decreased for the nine months ended September 30, 2003 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement and management fees paid to the General Partner in connection with distributions made from operations. Included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate deductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,474,000 compared to approximately $1,489,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $653,000 from the Partnership's year ended December 31, 2002, is due to approximately $10,315,000 of cash used in financing activities partially offset by approximately $6,038,000 of cash provided by investing activities and approximately $3,624,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgage indebtedness encumbering the Partnership's properties, repayment of the mortgage encumbering South Port Apartments and distributions to the partners. Cash provided by investing activities consisted of net proceeds received from the sale of South Port Apartments, net withdrawals from escrow accounts maintained by the mortgage lenders, and insurance proceeds received from the casualty at The Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $104,000 of capital improvements at The Apartments, consisting primarily of building improvements, fire damage repairs, floor covering and water heater replacements and major landscaping. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed
approximately   $98,000  of  capital   improvements   at  Arbours  of  Hermitage
Apartments, consisting primarily of structural improvements, water heater replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $17,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $73,000 of capital improvements at Briar Bay Racquet Club Apartments, consisting primarily of appliance and floor covering replacements, roof replacements, structural upgrades and major landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $5,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Chimney Hill Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $993,000 of capital improvements at Chimney Hill Apartments consisting primarily of architect fees and capitalized construction period interest of approximately $292,000, taxes of approximately $183,000 and other construction period operating expenses of approximately $312,000. These expenditures were funded from operating cash flow and partnership reserves. The Partnership is currently planning a complete demolition and reconstruction of the apartment complex.

Citadel Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $56,000 of capital improvements at Citadel Apartments, consisting primarily of water and sewer upgrades, water heater replacements, floor covering replacements, and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $35,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $130,000 of capital improvements at Citadel Village Apartments, consisting primarily of office computers, gutter replacements, appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $18,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of cabinet replacements, interior building improvements and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $346,000 of capital improvements at Foothill Place Apartments, consisting primarily of swimming pool improvements, water heater replacements, parking area resurfacing, plumbing fixtures, appliance, floor and wall covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $97,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist of major landscaping, plumbing improvements, structural and electrical upgrades and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $91,000 of capital improvements at Knollwood Apartments, consisting primarily of appliance and floor covering replacements, roof replacements, and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance and cabinet replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $78,000 of capital improvements at Lake Forest Apartments, consisting primarily of major landscaping, air conditioning upgrades, fitness equipment, fire safety upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $192,000 of capital improvements at Nob Hill Villa Apartments, consisting primarily of major landscaping, appliance and floor covering replacements, structural improvements, electrical upgrades, water heater replacements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $253,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements, interior building improvements, and floor covering, cabinet and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Point West Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $36,000 of capital improvements at Point West Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $10,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Post Ridge Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $73,000 of capital improvements at Post Ridge Apartments, consisting primarily of parking area improvements, swimming pool improvements, floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $31,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof repairs and floor covering, HVAC and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $52,000 of capital improvements at Rivers Edge Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural upgrades and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

South Port Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $21,000 of capital improvements at South Port Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The property was sold on March 28, 2003.

Village East Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $88,000 of capital improvements at Village East Apartments, consisting primarily of air conditioning upgrades, floor covering replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $67,747,000 matures at various dates between 2005 and 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership declared distributions in the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

Operations              $1,827           $ 5.12           $5,515          $ 15.45
Sale (1)                 3,743            10.50               --               --
Refinance (2)               --               --               76              .21
Total                   $5,570           $15.62           $5,591          $ 15.66

(1) Proceeds from the sale of South Port Apartments in March 2003.

(2) Proceeds from the refinance of Post Ridge Apartments in December 2001.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $6,000 and $29,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the nine months ended September 30, 2003 and 2002, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 193,572.50 limited partnership units (the "Units") in the Partnership representing 56.47% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.47% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2003, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2003.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2003              $ 221                7.89%
                           2004                 931               7.89%
                           2005              43,138               7.42%
                           2006                 875               7.68%
                           2007                 944               7.68%
                        Thereafter           21,638               7.68%

                          Total             $67,747

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.