Form 10-K
period 2003-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2004-03-30
CIK 355804

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003

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

Yes ______ No __X__

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2003, the Partnership owned 13 income-producing properties (or interests therein) and one property which is under development in Atlanta, Georgia, which range in age from 26 to 31 years old and are principally located in the midwest, southeastern and southwestern United States. Prior to 2003, the Partnership had disposed of 33 properties originally owned by the Partnership. One property was sold in 2003. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

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

The Partnership has no employees. Property management and administrative services are provided by the General Partner and by agents of the General Partner. The General Partner has also selected an affiliate to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all Partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

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

Item 2.     Description of Properties

The Partnership originally acquired 48 properties of which fourteen (14) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2003, the Partnership owned thirteen (13) apartment complexes and one which is currently under development. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".


                                     Date of
Property                             Purchase       Type of Ownership           Use

The Apartments (1)                    04/84    Fee ownership, subject to     Apartment
   Omaha, Nebraska                             a first mortgage              204 units
Arbours of Hermitage Apts. (1)        09/83    Fee ownership subject to      Apartment
   Nashville, Tennessee                        a first mortgage              350 units
Belmont Place Apts. (2)(3)            08/82    Fee ownership subject to     Land being
   Marietta, Georgia                           a first mortgage              developed
Briar Bay Racquet Club Apts. (2)      09/82    Fee ownership subject to      Apartment
   Miami, Florida                              a first mortgage              194 units
Citadel Apts. (1)                     05/83    Fee ownership subject         Apartment
   El Paso, Texas                              to a first mortgage           261 units
Citadel Village Apts. (1)             12/82    Fee ownership subject         Apartment
   Colorado Springs, Colorado                  to a first mortgage           122 units
Foothill Place Apts. (2)              08/85    Fee ownership subject         Apartment
   Salt Lake City, Utah                        to a first mortgage           450 units
Knollwood Apts. (1)                   07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           326 units
Lake Forest Apts.                     04/84    Fee ownership subject         Apartment
   Omaha, Nebraska                             to a first mortgage           312 units
Nob Hill Villa Apts. (1)              04/83    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           472 units
Point West Apts. (1)                  11/85    Fee ownership subject to      Apartment
   Charleston, South Carolina                  a first mortgage              120 units
Post Ridge Apts. (2)                  07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to first and second           150 units
                                               mortgages
Rivers Edge Apts. (2)                 04/83    Fee ownership subject         Apartment
   Auburn, Washington                          to a first mortgage           120 units
Village East Apts. (1)                12/82    Fee ownership subject         Apartment
   Cimarron Hills, Colorado                    to a first mortgage           137 units

(1) Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2) Property is held by a limited partnership in which the Partnership owns a 99% interest.

(3)   Property formerly known as Chimney Hill Apartments.

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain from sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000, $497,000, and $536,000 for the years ended December 31, 2003, 2002, and 2001, respectively, are included in income from discontinued operations and include revenues of approximately $327,000, $1,571,000, and $1,625,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                     Value    Depreciation      Life     Depreciation    Tax Basis
                                (in thousands)                                      (in
                                                                                thousands)

The Apartments              $ 9,468     $ 8,260       5-30 yrs        S/L         $ 1,523
Arbours of Hermitage
  Apartments                 15,203       12,372      5-30 yrs        S/L           3,255
Briar Bay Racquet Club
  Apartments                  8,313        6,814      5-30 yrs        S/L           2,076
Belmont Place
   Apartments                 3,923           --      5-30 yrs        S/L           3,717
Citadel Apartments            8,241        7,081      5-30 yrs        S/L             989
Citadel Village
  Apartments                  4,805        3,920      5-30 yrs        S/L           1,438
Foothill Place
  Apartments                 17,279       12,388      5-30 yrs        S/L           6,115
Knollwood Apartments         12,798       10,853      5-30 yrs        S/L           2,467
Lake Forest Apartments       10,220        8,511      5-30 yrs        S/L           1,798
Nob Hill Villa
  Apartments                 14,834       12,528      5-30 yrs        S/L           2,277
Point West Apartments         3,418        2,834      5-30 yrs        S/L             731
Post Ridge Apartments         5,743        4,596      5-30 yrs        S/L           1,383
Rivers Edge Apartments        3,745        2,921      5-30 yrs        S/L             997
Village East Apartments       4,380        3,469      5-30 yrs        S/L             973

          Total            $122,370     $ 96,547                                 $ 29,739

See "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                          Principal    Principal                                  Principal
                          Balance At  Balance At   Stated                          Balance
                         December 31,  December   Interest   Period    Maturity     Due At
                                          31,
        Property             2003        2002       Rate    Amortized    Date    Maturity (3)
                              (in thousands)                                         (in
                                                                                  thousands)

The Apartments             $ 4,367      $ 4,489     8.37%    20 yrs     03/20        $ --
Arbours of Hermitage
  Apartments                 5,650        5,650     6.95%      (1)      12/05        5,650
Belmont Place Apartments     5,400        5,400     6.95%      (1)      12/05        5,400
Briar Bay Racquet Club
  Apartments                 3,500        3,500     6.95%      (1)      12/05        3,500
Citadel Apartments           4,303        4,424     8.25%    20 yrs     03/20           --
Citadel          Village     2,450        2,450     6.95%      (1)      12/05        2,450
Apartments
Foothill           Place    10,100       10,100     6.95%      (1)      12/05       10,100
Apartments
Knollwood Apartments         6,780        6,780     6.95%      (1)      12/05        6,780
Lake Forest Apartments       6,156        6,321     7.13%    20 yrs     10/21           --
Nob      Hill      Villa     6,476        6,640     9.20%    25 yrs     04/05        6,250
Apartments
Point West Apartments        2,221        2,288     7.86%    20 yrs     12/19           --
Post Ridge Apartments
  1st mortgage               4,279        4,398     6.63%    20 yrs     01/22           --
  2nd mortgage                 375           --     7.04%    18 yrs     01/22          173
Rivers Edge Apartments       3,693        3,796     7.82%    20 yrs     09/20           --
South Port Apartments           --        4,244     7.19%      (2)       (2)            --
Village East Apartments      2,150        2,150     6.95%      (1)      12/05        2,150

      Totals               $67,900      $72,630                                    $42,453

(1) Monthly payments of interest only at the stated rate until maturity. (2) The Partnership sold South Port Apartments to an unrelated third party in March 2003.
(3) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the refinancing of the mortgage encumbering Lake Forest Apartments in September 2001 and the refinancing of the mortgage encumbering Post Ridge Apartments in December 2001.

On October 22, 2003, the Partnership entered into a second mortgage for Post Ridge Apartments. The second mortgage is in the principal amount of $375,000 and has a stated interest rate of 7.04% per annum. Payments of principal and interest of approximately $3,000 are due on the first day of each month commencing December 2003 until January 2022 at which time a balloon payment of approximately $173,000 is required. The proceeds from the second mortgage will be used as a cross collateralized loan to Belmont Place Apartments to establish a capital escrow reserve as required by the mortgage lender. Belmont Place Apartments will use these proceeds to continue the ongoing construction project at the property (see "Note G - Redevelopment of Belmont Place Apartments" included in "Item 8. Financial Statements and Supplementary Data").

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2003 and 2002 for each property.


                                          Average Annual              Average
                                           Rental Rates              Occupancy
                                            (per unit)
 Property                                2003        2002        2003         2002

 The Apartments                        $ 7,128      $ 7,159       94%         91%
 Arbours of Hermitage Apartments         7,375        7,496       95%         94%
 Belmont Place Apartments                5,637        8,501        2%         73%
 Briar Bay Racquet Club Apartments       9,883        9,856       91%         94%
 Citadel Apartments                      6,569        6,616       95%         94%
 Citadel Village Apartments              8,306        9,237       80%         87%
 Foothill Place Apartments               7,910        8,303       91%         88%
 Knollwood Apartments                    7,853        8,049       95%         94%
 Lake Forest Apartments                  7,157        7,245       95%         94%
 Nob Hill Villa Apartments               5,783        5,946       92%         91%
 Point West Apartments                   6,831        6,844       90%         93%
 Post Ridge Apartments                   9,049        9,339       95%         92%
 Rivers Edge Apartments                  8,331        8,402       93%         92%
 Village East Apartments                 7,505        7,866       68%         81%

The decreases in occupancy at Point West and Briar Bay Apartments is due to more tenants purchasing houses due to lower mortgage interest rates and changing economic conditions in their respective local markets. The decreases in occupancy at Citadel Village and Village East Apartments is due to recent military deployments as both properties are located near military bases and an increase in competitive pricing strategies used by competition in their respective markets. The increase in occupancy at Post Ridge, Foothill Place, and The Apartments is attributable to a more aggressive marketing campaign and the use of competitive pricing strategies in their respective markets.

The General Partner has determined that Belmont Place Apartments (formerly know as Chimney Hills Apartments) suffered from severe structural defects in the building's foundation and as such, has demolished the property. The General Partner has designed and approved a redevelopment plan for the property that requires the complete demolition and reconstruction of the apartment complex. Site work on the redevelopment began during the fourth quarter of 2003. The General Partner believes that the estimated fair value of the land exceeds this property's recorded value at December 31, 2003.

Subsequent to year end, the Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated project cost of approximately $26.4 million. The construction contract provides for a payment of the cost of work plus a fee without a maximum guaranteed price. Belmont Place Apartments is expected to be completed in 2005. The Partnership plans to fund these construction expenditures from operating cash flow, proceeds from the cross collateralized loan, partnership reserves and loans from the General Partner.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, with the exception of Belmont Place Apartments, as described above, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 and 2002 for each property were:


                                       2003          2003          2002         2002
                                     Billing         Rate        Billing        Rate
                                  (in thousands)              (in thousands)

The Apartments                         $127          2.2%          $153          2.1%
Arbours of Hermitage Apartments         186          3.8%           192          3.8%
Belmont Place Apartments                152          3.0%           172          3.0%
Briar Bay Racquet Club Apartments       200          2.2%           159          2.1%
Citadel Apartments                      184          3.0%           208          3.0%
Citadel Village Apartments               19          5.9%            22          5.7%
Foothill Place Apartments               175          1.5%           169          1.5%
Knollwood Apartments                    183          3.8%           206          3.8%
Lake Forest Apartments                  196          2.2%           200          2.1%
Nob Hill Villa Apartments               171          4.6%           238          4.6%
Point West Apartments                    62         28.0%            61         28.0%
Post Ridge Apartments                    98          3.8%           104          3.8%
Rivers Edge Apartments                   70          1.4%            51          1.4%
Village East Apartments                  22          6.0%            24          5.9%

Capital Improvements

The Apartments

During the year ended December 31, 2003, the Partnership completed approximately $117,000 of capital improvements at the property, consisting primarily of structural and building improvements, furniture and fixtures, water heater replacements, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $112,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the year ended December 31, 2003, the Partnership completed approximately $115,000 of capital improvements at the property, consisting primarily of structural improvements, air conditioning upgrades, water heater replacements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $193,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the year ended December 31, 2003, the Partnership completed approximately $90,000 of capital improvements at the property consisting primarily of roof replacements, structural improvements, fire safety upgrades, major landscaping, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $107,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Belmont Place Apartments

During  the  year  ended   December  31,  2003,  the   Partnership   capitalized
approximately $2,178,000 of costs at the property consisting primarily of architects fees and capitalized construction period interest of approximately $390,000, taxes and insurance of approximately $233,000 and other construction period expenses of approximately $343,000. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently reconstructing the property.

Subsequent to year end, the Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated project cost of approximately $26.4 million. The construction contract provides for a payment of the cost of work plus a fee without a maximum guaranteed price. Belmont Place Apartments is expected to be completed in 2005. The Partnership plans to fund these construction expenditures from operating cash flow, proceeds from the cross collateralized loan, partnership reserves and loans from the General Partner.

Citadel Apartments

During the year ended December 31, 2003, the Partnership completed approximately $69,000 of capital improvements at the property consisting primarily of water and sewer upgrades, water heater replacements, plumbing improvements, air conditioning replacements, floor covering and appliance replacements and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $144,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2003, the Partnership completed approximately $135,000 of capital improvements at the property, consisting primarily of air conditioning upgrades, gutter replacements, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $67,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2003, the Partnership completed approximately $474,000 of capital improvements at the property, consisting primarily of floor and wall covering and appliance replacements, plumbing fixture replacements, installation of a sprinkler system, structural improvements, air conditioning upgrades, door replacements, swimming pool improvements, structural improvements, and water heater replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $248,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the year ended December 31, 2003, the Partnership completed approximately $109,000 of capital improvements at the property, consisting primarily of structural improvements, water heater replacements, roof replacements, air conditioning replacements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $179,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the year ended December 31, 2003, the Partnership completed approximately $116,000 of capital improvements at the property, consisting primarily of water heater and air conditioning replacements, major landscaping, fitness equipment, fire safety upgrades, structural improvements, and floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $172,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the year ended December 31, 2003, the Partnership completed approximately $503,000 of capital improvements at the property consisting primarily of structural improvements, water heater replacements, water and sewer upgrades, electrical upgrades, major landscaping, plumbing fixture upgrades, air conditioning replacements, and floor covering and appliance replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $260,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Point West Apartments

During the year ended December 31, 2003, the Partnership completed approximately $43,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2003, the Partnership completed approximately $138,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, air conditioning upgrades, structural improvements, and parking area improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $83,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2003, the Partnership completed approximately $61,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

South Port Apartments

During the year ended December 31, 2003, the Partnership completed approximately $21,000 of capital improvements at South Port Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The property was sold on March 28, 2003.

Village East Apartments

During the year ended December 31, 2003, the Partnership completed approximately $95,000 of capital improvements at the property, consisting primarily of structural improvements, heating system improvements, exterior building painting, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $75,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)   Title of Class Number of Unitholders of Record

      Limited Partnership Units            7,047 as of December 31, 2003

There were 342,773 Units outstanding at December 31, 2003, of which affiliates of the General Partner owned 202,351.50 Units or approximately 59.03%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2003, 2002 and 2001 (in thousands except per unit data) (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):


                               Per                      Per                      Per
               Year Ended    Limited    Year Ended    Limited     Year Ended    Limited
              December 31,  Partnership December 31, Partnership  December 31, Partnership
                  2003        Unit         2002        Unit          2001        Unit

Operations         $1,827      $ 5.12      $5,515       $15.45      $4,981      $13.95
Refinance (1)          --          --          76         0.21       1,548        4.33
Sale (2)            3,743       10.50          --           --       2,610        7.31
                   $5,570      $15.62      $5,591       $15.66      $9,139      $25.59

(1) From refinance proceeds of Post Ridge Apartments distributed in 2002 and refinance proceeds of Lake Forest Apartments distributed in 2001.

(2) From sale proceeds of Southport Apartments distributed in 2003 and sale proceeds of Stratford Place Apartments distributed in 2001.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000, $29,000 and $66,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2003, 2002, and 2001, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 202,351.50 limited partnership units (the "Units") in the Partnership representing 59.03% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. Certain 1999, 2000, 2001 and 2002 amounts have been restated due to property sales to conform to the 2003 presentation in accordance with accounting principles generally accepted in the United States. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."



                                               Years Ended December 31,
                                         (in thousands, except per unit data)
    Consolidated Statements
         of Operations            2003       2002       2001        2000        1999
                                          (Restated) (Restated)  (Restated)  (Restated)

Total revenues                   $23,094   $25,896    $ 27,310    $ 26,823    $ 28,004
Total expenses                   (21,134)  (22,129)    (23,772)    (22,334)    (22,707)
Income before
  discontinued operations          1,960     3,767       3,538       4,489       5,297
Gain from sale of discontinued
  operations                       6,232        --          --       3,440         638
Income from discontinued
  operations                           8       497         620         545         183
Net income                       $ 8,200   $ 4,264     $ 4,158     $ 8,474    $ 6,118
Per Limited Partnership Unit:
Income before
  discontinued operations         $ 5.50   $ 10.55     $ 9.91      $ 12.57    $ 14.84
Gain from sale of discontinued
  operations                       17.45         --         --        9.63        1.78
Income from discontinued
  operations                         .02       1.39       1.74        1.53         .51
Net income                       $ 22.97   $ 11.94     $ 11.65     $ 23.73    $ 17.13
Distributions per Limited
  Partnership Unit               $ 15.62   $ 15.66     $ 25.59     $ 31.32    $ 49.29
Limited Partnership Units
  outstanding                    342,773    342,773    342,773     342,773     342,773
Consolidated Balance Sheets
Total assets                    $ 30,775   $ 32,287   $ 34,180    $ 38,870    $ 44,464
Mortgage notes payable          $ 67,900   $ 72,630   $ 73,475    $ 71,791    $ 70,997

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

Results of Operations

The Partnership's net income was approximately $8,200,000 for the year ended December 31, 2003, compared to approximately $4,264,000 for the year ended December 31, 2002 and net income of approximately $4,158,000 for the year ended December 31, 2001.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stratford Place and South Port Apartments as income from discontinued operations due to their sales in December 2000 and March 2003, respectively. The Partnership recognized income from discontinued operations of approximately $8,000, $497,000 and $620,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain from sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000, $497,000, and $536,000 for the years ended December 31, 2003, 2002, and 2001, respectively, are included in income from discontinued operations and include revenues of approximately $327,000, $1,571,000, and $1,625,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Excluding the impact of discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations was approximately $1,960,000 for the year ended December 31, 2003, compared to approximately $3,767,000 for the year ended December 31, 2002 and approximately $3,538,000 for the year ended December 31, 2001.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

2003 Compared to 2002

Income from continuing operations decreased due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by the casualty gain recognized in 2003. The decrease in rental income is due to decreased average rental rates at eleven of the Partnership's fourteen properties, a decrease in occupancy levels at five of the investment properties and an increase in concessions at nine of the investment properties partially offset by an increase in occupancy at nine of the investment properties.

In January 2003, The Apartments had a fire, which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received as of December 31, 2003. The Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2003. The damaged assets were fully depreciated at the time of the fire.

Total expenses decreased due to decreases in general and administrative, depreciation, interest and property tax expenses partially offset by an increase in operating expenses. Depreciation expense decreased due to fixed assets becoming fully depreciated at The Apartments, Lake Forest Apartments and Foothill Place Apartments during 2003. Interest expense decreased due to the capitalization of interest at Belmont Place Apartments related to the construction project during 2003. The decrease in property tax expense is due to the increased capitalization of property taxes at Belmont Place Apartments and decreases in the assessed values of nine of the Partnership's investment properties.

General and administrative expense decreased due to a decrease in the 9% management fee on distributions from operating cash flows. In addition, management reimbursements to the General Partner as allowed under the
Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Operating expense increased due to increases in property, administrative, insurance and advertising expenses partially offset by a decrease in property management fees. Property expense increased due to increases in payroll and related benefits. Administrative expenses increased due to increases in contract common area cleaning and legal expenses. Insurance expense increased due to an increase in hazard insurance premiums at many of the Partnership's investment properties. Advertising expense increased due to an increase in periodical and web advertising at many of the Partnership's investment properties. Property management fees are based on a percentage of revenues and decreased as a result of decreases in revenues at most of the investment properties.

2002 Compared to 2001

Income from continuing operations increased due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is due to a decrease in rental income and casualty gain partially offset by an increase in other income. The decrease in rental income is due to decreases in average rental rates at eleven of the Partnership's fourteen properties and in occupancy levels at eight of the investment properties. The decrease in casualty gain was the result of fire damage at two of the properties recognized in 2001. The increase in other income is primarily attributable to an increase in utility reimbursements and lease cancellation fees partially offset by a decrease in miscellaneous income and interest income as a result of lower average cash balances being maintained in interest bearing accounts.

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001. The damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001, which represents the excess of the proceeds received over the write-off of the undepreciated damaged assets.

Total expenses decreased due to a decrease in operating, general and administrative, depreciation and interest expenses and loss on early extinguishment of debt partially offset by an increase in property tax expense. Operating expense decreased due to a decrease in property and maintenance expenses and property management fees partially offset by an increase in advertising expense and insurance expense. Property expense decreased due to a decrease in employee salaries, gas utility bills and commissions and bonuses partially offset by an increase in utility processing fees and leasing payroll. Maintenance expense decreased during 2002 due to an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs (see "Item 8. Financial Statements - Note A"). Property management fees are based on a percentage of revenues and decreased as a result of decreases in rental income at many of the investment properties. Advertising expense increased due to an increase in resident relations at Belmont Place Apartments and web advertising partially offset by a decrease in newspaper advertising. General and administrative expenses decreased due to a decrease in professional fees and management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by an increase in the 9% management fee on distributions from operating cash flows. Depreciation decreased due to fixed assets becoming fully depreciated at The Apartments and Lake Forest Apartments during 2002 partially offset by an increase in capital improvements completed and placed into service during the past twelve months. Interest expense decreased due to the capitalization of approximately $107,000 of interest expense at Belmont Place Apartments related to the renovation project during 2002. The increase in property tax expense is due to an increase in the assessed value of several of the Partnership's properties and a decrease in refunds from overpayment of prior year taxes.

LIQUIDITY AND CAPITAL RESOURCES

2003 Compared to 2002

At December 31, 2003, the Partnership held cash and cash equivalents of approximately $1,537,000 compared to approximately $2,127,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $590,000 for the year ended December 31, 2003 is due to approximately $10,165,000 of cash used in financing activities partially offset by approximately $5,528,000 of cash provided by operating activities and approximately $4,047,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to partners, repayment of the mortgage encumbering South Port Apartments and payments of principal on the mortgage indebtedness encumbering the Partnership's properties partially offset by the proceeds received from the second mortgage at Post Ridge Apartments. Cash provided by investing activities consisted of proceeds from the sale of South Port Apartments and net insurance proceeds received from the casualty at The Apartments partially offset by property improvements and replacements and net deposits to restricted escrow accounts. The Partnership invests its working capital reserves in interest bearing accounts.

In January 2003, The Apartments had a fire which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the year ended December 31, 2003. The Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2003. The damaged assets were fully depreciated at the time of the fire.

In March 2000, South Port Apartments had hail and wind damage, which affected all 240 units and damaged 100% of the roof, which was replaced. Insurance proceeds of approximately $168,000 and $182,000 were received during the years ended December 31, 2002 and 2001, respectively. The Partnership recognized a casualty gain of approximately $120,000 and $128,000 during the years ended December 31, 2002 and 2001, respectively, which represents the excess of the proceeds received over the write-off of undepreciated damaged assets. These amounts are included in income from discontinued operations in the accompanying consolidated statement of operations.

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001. The damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001, which represents the excess of the proceeds received over the write-off of the undepreciated damaged assets.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $1,772,000, not including Belmont Place Apartments. Subsequent to year end, the Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated project cost of approximately $26.4 million. The construction contract provides for a payment of the cost of work plus a fee without a maximum guaranteed price. Belmont Place Apartments is expected to be completed in 2005. The Partnership plans to fund these construction expenditures from operating cash flow, proceeds from the cross collateralized loan, partnership reserves and loans from the General Partner. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from replacement reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $67,900,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $42,280,000 and $173,000 due in 2005 and 2022, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On October 22, 2003, the Partnership entered into a second mortgage for Post Ridge Apartments. The second mortgage is in the principal amount of $375,000 and has a stated interest rate of 7.04% per annum. Payments of principal and interest of approximately $3,000 are due on the first day of each month commencing December 2003 until January 2022 at which time a balloon payment of approximately $173,000 is required. The proceeds from the second mortgage will be used as a cross collateralized loan to Belmont Place Apartments to establish a capital escrow reserve as required by the mortgage lender. Belmont Place Apartments will use these proceeds to continue the ongoing construction project at the property.

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

The Partnership declared the following distributions during the years ended December 31, 2003, 2002 and 2001 (in thousands except per unit data):


                               Per                      Per                      Per
               Year Ended    Limited    Year Ended    Limited     Year Ended   Limited
              December, 31  Partnership December 31, Partnership  December 31,   Partnership
                  2003        Unit         2002        Unit         2001        Unit

Operations         $1,827      $ 5.12      $5,515       $15.45      $4,981     $13.95
Refinance (1)          --          --          76         0.21       1,548       4.33
Sale (2)            3,743       10.50          --           --       2,610       7.31
                   $5,570      $15.62      $5,591       $15.66      $9,139     $25.59

(1) From refinance proceeds of Post Ridge Apartments distributed in 2002 and refinance proceeds of Lake Forest Apartments distributed in 2001.

(2) From sale proceeds of Southport Apartments distributed in 2003 and sale proceeds of Stratford Place Apartments distributed in 2001.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $9,000, $29,000 and $66,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2003, 2002, and 2001, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 202,351.50 limited partnership units (the "Units") in the Partnership representing 59.03% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2003, a 100 basis point increase or decrease in market interest rates would have an annual impact of approximately $679,000 on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 2003. The interest rates represent the weighted-average rates. The fair value of the debt obligations after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $70,714,000 at December 31, 2003.


                                                         Long-term Debt
Principal amount by expected maturity:      Fixed Rate Debt      Average Interest Rate
                                             (in thousands)

                  2004                           $   936                 7.79%
                  2005                            43,144                 7.41%
                  2006                               882                 7.59%
                  2007                               952                 7.59%
                  2008                             1,027                 7.59%
               Thereafter                         20,959                 7.59%
                 Total                           $67,900

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheets - December 31, 2003 and 2002

      Consolidated Statements of Operations - Years ended December 31, 2003, 2002 and 2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003, 2002, and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)




                                                                 December 31,
                                                               2003         2002
Assets
   Cash and cash equivalents                                 $ 1,537      $ 2,127
   Receivables and deposits                                     1,163        1,166
   Restricted escrows                                             748          656
   Other assets                                                 1,504        1,449
   Due from affiliates (Note B)                                    --          149
   Investment properties (Notes C and F):
      Land                                                     12,996       10,907
      Buildings and related personal property                 109,374      126,750
                                                              122,370      137,657
      Less accumulated depreciation                           (96,547)    (110,917)
                                                               25,823       26,740
                                                             $ 30,775     $ 32,287
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 731        $ 407
   Tenant security deposit liabilities                            510          523
   Accrued property taxes                                       1,247        1,392
   Other liabilities                                            1,107          820
   Distribution payable (Note E)                                  715          571
   Mortgage notes payable (Note C)                             67,900       72,630
                                                               72,210       76,343
Partners' Deficit
   General partners (Note E)                                   (7,044)      (7,146)
   Limited partners (342,773 units issued and
      outstanding)                                            (34,391)     (36,910)
                                                              (41,435)  (44,056)
                                                             $ 30,775 $ 32,287

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                         Years Ended December 31,
                                                       2003        2002         2001
                                                                (Restated)   (Restated)
Revenues:
  Rental income                                      $20,436      $23,247     $25,103
  Other income                                         2,635        2,649       2,099
  Casualty gain (Note H)                                  23           --         108
      Total revenues                                  23,094       25,896      27,310

Expenses:
  Operating                                           10,128        9,778      10,710
  General and administrative                           1,334        1,565       1,929
  Depreciation                                         3,237        3,550       3,880
  Interest                                             4,860        5,197       5,474
  Property taxes                                       1,575        2,039       1,779
      Total expenses                                  21,134       22,129      23,772

Income before discontinued operations                  1,960        3,767       3,538
Income from discontinued operations                        8          497         620
Gain on sale of discontinued operations
 (Note D)                                              6,232           --          --

Net income (Note I)                                  $ 8,200      $ 4,264     $ 4,158

Net income allocated to general partners (4%)         $ 328        $ 171       $ 166

Net income allocated to limited partners (96%)         7,872        4,093       3,992

Net income                                           $ 8,200      $ 4,264     $ 4,158

Per limited partnership unit:
Income before discontinued operations                 $ 5.50      $ 10.55      $ 9.91
Income from discontinued operations                      .02         1.39        1.74
Gain on sale of discontinued operations                17.45           --          --

Net income                                           $ 22.97      $ 11.94     $ 11.65

Distributions per limited partnership unit           $ 15.62      $ 15.66     $ 25.59

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners      Total

Original capital contributions           343,106        $ 1      $171,553    $171,554

Partners' deficit at
   December 31, 2000                     342,773     $ (6,798)   $(30,855)   $(37,653)

Net income for the year ended
   December 31, 2001                          --          166       3,992       4,158

Distributions to partners                     --         (432)     (8,773)     (9,205)

Partners' deficit at
   December 31, 2001                     342,773       (7,064)    (35,636)    (42,700)

Net income for the year ended
   December 31, 2002                          --          171       4,093       4,264

Distributions to partners                     --         (253)     (5,367)     (5,620)

Partners' deficit at
   December 31, 2002                     342,773       (7,146)    (36,910)    (44,056)

Net income for the year ended
   December 31, 2003                          --          328       7,872       8,200

Distributions to partners                     --         (226)     (5,353)     (5,579)

Partners' deficit at
   December 31, 2003                     342,773     $ (7,044)   $(34,391)   $(41,435)

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                            2003        2002        2001
Cash flows from operating activities:
   Net income                                             $ 8,200      $ 4,264     $ 4,158
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           3,293       3,770       4,082
      Amortization of loan costs                               211         208         221
      Gain from sale of discontinued operations             (6,232)         --          --
      Casualty gain                                            (23)       (120)       (236)
      Loss on early extinguishment of debt                      13          --         182
      Change in accounts:
       Receivables and deposits                                  3          20         668
       Due from affiliates                                     149        (149)         --
       Other assets                                           (279)        (29)         47
       Accounts payable                                         64         203        (817)
       Tenant security deposit liabilities                     (13)         26           9
       Accrued property taxes                                 (145)        203        (122)
       Other liabilities                                       287        (127)       (563)

            Net cash provided by operating activities        5,528       8,269       7,629

Cash flows from investing activities:
   Property improvements and replacements                   (4,021)     (2,565)     (3,895)
   Net proceeds from sale of discontinued operations         8,137          --          --
   Net (deposits to) withdrawals from restricted
     escrows                                                   (92)        (12)        256
   Insurance proceeds received                                  23         168         298

            Net cash provided by (used in)
              investing activities                           4,047      (2,409)     (3,341)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (876)       (845)       (566)
   Repayment of mortgage notes payable                      (4,229)         --      (8,750)
   Proceeds from mortgage notes payable                        375          --      11,000
   Prepayment penalties                                         --          --        (110)
   Loan costs paid                                              --          --        (471)
   Distributions to partners                                (5,435)     (5,617)     (9,039)

            Net cash used in financing activities          (10,165)     (6,462)     (7,936)

Net decrease in cash and cash equivalents                    (590)        (602)     (3,648)

Cash and cash equivalents at beginning of the year           2,127       2,729       6,377

Cash and cash equivalents at end of year                  $ 1,537      $ 2,127     $ 2,729

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December 31, 2003, 2002 and 2001, distributions payable to partners were each adjusted by approximately $144,000, $3,000 and $166,000 for non-cash activity, respectively.

Cash paid for interest was approximately $5,251,000, $5,401,000 and $5,408,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, property improvements and replacements of approximately $243,000 were included in accounts payable.

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization:   Consolidated   Capital   Properties  IV  (the  "Partnership"  or
"Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 2003, the Partnership operates 13 residential properties in or near major urban areas in the United States and is constructing one residential property.

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

Basis of Presentation: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Stratford Place and South Port Apartments as income from discontinued operations due to their sales in December 2000 and March 31, 2003, respectively. The gain on sale of discontinued operations recognized during the year ended December 31, 2003 was approximately $6,232,000. The income from discontinued operations recognized during the years ended December 31, 2003, 2002 and 2001 was approximately $8,000, $497,000 and $620,000, respectively.

Consolidation: The consolidated financial statements include the Partnership's majority interest in a joint venture which owns South Port Apartments. The Partnership has the ability to control the major operating and financial policies of the joint venture. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed. The other partner of this joint venture is AIMCO Properties, LP, an affiliate of the General Partner. South Port Apartments was sold in March 2003.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,358,000 and $1,916,000 at December 31, 2003 and 2002, respectively, that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Capital Improvement Reserves - At the time of the refinancings of the mortgage notes payable encumbering Nob Hill Villa Apartments, the Arbours of Hermitage Apartments, Briar Bay Apartments, Belmont Place Apartments (formerly known as Chimney Hill Apartments), Citadel Village Apartments, Foothill Place Apartments, Knollwood Apartments, Village East Apartments, Lake Forest Apartments and South Port Apartments, approximately $1,638,000 was designated for certain capital improvements. At December 31, 2002, the total remaining escrow balance was approximately $36,000 and $230,000 for Lake Forest Apartments and South Port Apartments, respectively. As of December 31, 2003, the capital improvement reserves for all of these properties had been fully utilized.

      Replacement Reserve Account - At the time of the refinancings of the mortgage notes payable encumbering the Arbours of Hermitage Apartments, Briar Bay Racquet Club Apartments, Nob Hill Villa Apartments, South Port Apartments, Belmont Place Apartments, Citadel Village Apartments, Foothill Place Apartments, Knollwood Apartments, and Village East Apartments,
      $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 2003 and 2002, the total reserve balance was approximately $373,000 and $390,000, respectively.

      Repair Reserve Account - As part of the redevelopment of Belmont Place Apartments, the mortgage lender required a repair escrow account to be set by the Partnership. In order to fulfill this requirement, the Partnership entered into a second mortgage of approximately $375,000 on Post Ridge Apartments. The proceeds from the second mortgage were transferred to Belmont Place Apartments as a cross-collateralized loan to fund the repair escrow required by the mortgage lender. The repair escrow balance at Belmont Place Apartments was approximately $375,000 at December 31, 2003.

Investments in Real Estate: Investment properties consist of thirteen apartment complexes and one property under construction, which are stated at cost. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. The Partnership capitalized interest costs of approximately $390,000, tax and insurance expenses of approximately $233,000 and other construction period expenses of approximately $343,000 during the year ended December 31, 2003 with respect to the construction project that is currently in process at Belmont Place Apartments.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in any of the years ended December 31, 2003, 2002 or 2001.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs: Loan costs of approximately $2,330,000 and $2,345,000, net of accumulated amortization of approximately $1,270,000 and $1,198,000, are included in other assets at December 31, 2003 and 2002, respectively. The loan costs are amortized using the straight-line method over the lives of the related mortgage notes. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $209,000 in 2004, approximately $189,000 in 2005, approximately $77,000 in 2006, approximately $76,000 in 2007, and approximately $67,000 in 2008.

Fair Value of Financial Statements: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $70,714,000 at December 31, 2003.

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

Advertising Costs: Advertising costs of approximately $553,000, $542,000 and $469,000 in 2003, 2002 and 2001, respectively, are charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain reclassifications have been made to the 2001 and 2002 balances to conform to the 2003 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,161,000, $1,382,000 and $1,569,000 for the years ended December 31, 2003,
2002 and 2001, respectively, which is included in operating expense and income from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable expenses amounting to approximately $955,000, $906,000 and $2,172,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $104,000, $55,000 and $1,208,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The first three quarters of 2002 were based on estimated amounts and in the fourth quarter of 2002 the reimbursements were adjusted by $111,000 to actual costs. At December 31, 2002, an affiliate of the General Partner owed the Partnership approximately $111,000 for overpayment of management reimbursements during 2002. This amount was refunded to the Partnership in 2003.

Subsequent to December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $900,000 to assist in the construction of Belmont Place Apartments.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner paid approximately $158,000, $477,000 and $430,000 under this provision of the Partnership Agreement to the General Partner during the years ended December 31, 2003, 2002 and 2001, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $110,000 in 2001 for loan costs which are capitalized and included with other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of two of the Partnership's properties in 2001.

For acting as a real estate broker in connection with the sale of South Port Apartments in March 2003, the General Partner was paid a real estate commission of approximately $295,000 during the year ended December 31, 2003. For acting as real estate broker in connection with the sale of Stratford Place Apartments in December 2000, a real estate commission of approximately $228,000 was accrued in December 2000 and paid to the General Partner during the year ended December 31, 2001. For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003, 2002, and 2001, respectively, the Partnership paid AIMCO and its affiliates approximately $350,000, $423,000 and $313,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 202,351.50 limited partnership units (the "Units") in the Partnership representing 59.03% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                         Principal    Principal    Monthly                       Principal
                         Balance At   Balance At   Payment   Stated               Balance
                        December 31, December 31, Including Interest Maturity     Due At
   Property                2003         2002       Interest   Rate     Date      Maturity
                             (in thousands)                                    (in thousands)
The Apartments            $ 4,367      $ 4,489    $  41       8.37%    03/20        $ --
Arbours of Hermitage
  Apartments                5,650        5,650       33 (a)   6.95%    12/05        5,650
Belmont           Place     5,400        5,400       31 (a)   6.95%    12/05        5,400
Apartments
Briar Bay Racquet Club
  Apartments                3,500        3,500       20 (a)   6.95%    12/05        3,500
Citadel Apartments          4,303        4,424       40       8.25%    03/20           --
Citadel         Village     2,450        2,450       14       6.95%    12/05        2,450
Apartments
Foothill          Place    10,100       10,100       58 (a)   6.95%    12/05       10,100
Apartments
Knollwood Apartments        6,780        6,780       39 (a)   6.95%    12/05        6,780
Lake Forest Apartments      6,156        6,321       51 (b)   7.13%    10/21           --
Nob     Hill      Villa     6,476        6,640       64       9.20%    04/05        6,250
Apartments
Point West Apartments       2,221        2,288       20       7.86%    12/19           --
Post Ridge Apartments
  1st mortgage              4,279        4,398       34 (c)   6.63%    01/22           --
  2nd mortgage                375           --        3 (d)   7.04%    01/22          173
Rivers Edge Apartments      3,693        3,796       33       7.82%    09/20           --
South Port Apartments          --        4,244       -- (e)   7.19%     (e)            --
Village East Apartments     2,150        2,150       12 (a)   6.95%    12/05        2,150
      Total               $67,900      $72,630    $ 493                           $42,453

(a) Monthly payments of interest only at the stated rate until maturity. (b) Debt was obtained effective September 27, 2001 (see below for further explanation).
(c) Debt was obtained effective December 21, 2001 (see below for further explanation).
(d) Debt was obtained effective October 22, 2003 (see below for further explanation).
(e) The Partnership sold South Port Apartments to an unrelated third party in March 2003.

On October 22, 2003, the Partnership entered into a second mortgage for Post Ridge Apartments. The second mortgage is in the principal amount of $375,000 and has a stated interest rate of 7.04% per annum. Payments of principal and interest of approximately $3,000 are due on the first day of each month commencing December 2003 until January 2022 at which time a balloon payment of approximately $173,000 is required. The proceeds from the second mortgage will be used as a cross collateralized loan to Belmont Place Apartments to establish a capital escrow reserve as required by the mortgage lender. Belmont Place Apartments will use these proceeds to continue the ongoing construction project of the property (See Note G - Redevelopment of Belmont Place).

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

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2005 and 2022 with balloon payments of approximately $42,280,000 and $173,000 due in 2005 and 2022, respectively, and bear interest at rates ranging from 6.63% to 9.20%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                                2004               $ 936
                                2005               43,144
                                2006                  882
                                2007                  952
                                2008                1,027
                             Thereafter            20,959
                               Total              $67,900

Note D - Disposition of Investment Property

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain from sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000, $497,000, and $536,000 for the years ended December 31, 2003, 2002, and 2001, respectively, are included in income from discontinued operations and include revenues of approximately $327,000, $1,571,000, and $1,625,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Distributions

During 2003, the Partnership declared distributions of approximately $5,570,000 (approximately $5,353,000 to the limited partners or $15.62 per limited partnership unit) consisting of approximately $1,827,000 (approximately $1,754,000 or $5.12 per limited partnership unit) from operations and approximately $3,743,000 (approximately $3,599,000 or $10.50 per limited partnership unit) from the sales proceeds of South Port Apartments, which sold in March of 2003. Approximately $144,000 of these distributions from proceeds is payable at December 31, 2003 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 2002, the Partnership declared distributions of approximately $5,591,000 (approximately $5,367,000 to the limited partners or $15.66 per limited partnership unit) consisting of approximately $5,515,000 (approximately $5,294,000 or $15.45 per limited partnership unit) from operations and approximately $76,000 (approximately $73,000 to the limited partners or $0.21 per limited partnership unit) of refinancing proceeds from Post Ridge Apartments. Approximately $3,000 of these distributions from proceeds is payable at December 31, 2003 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of fund from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $29,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 2001, the Partnership declared distributions of approximately $9,139,000 (approximately $8,773,000 to the limited partners or $25.59 per limited partnership unit) consisting of approximately $4,981,000 (approximately $4,782,000 to the limited partners or $13.95 per limited partnership unit) from operations and approximately $4,158,000 (approximately $3,991,000 to the limited partners or $11.64 per limited partnership unit) of refinance proceeds for Lake Forest Apartments and sale proceeds of Stratford Place Apartments, which sold in December of 2000. Approximately $166,000 of these distributions from proceeds is payable at December 31, 2003 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $66,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 2000, the Partnership declared distributions of approximately $11,183,000 (approximately $10,736,000 to the limited partners or $31.32 per limited partnership unit) consisting of approximately $6,194,000 (approximately $5,947,000 to the limited partners or $17.35 per limited partnership unit) from operations and approximately $4,989,000 (approximately $4,789,000 to the limited partners or $13.97 per limited partnership unit) of refinancing proceeds from The Apartments, Citadel Apartments, Rivers Edge Apartments, and Stratford Place Apartments and sale proceeds from Overlook Apartments which sold December 1999. Approximately $197,000 of these distributions from proceeds is payable at December 31, 2003 to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $56,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

As of December 31, 1999, the Partnership had a distribution payable of approximately $4,318,000 (approximately $3,921,000 to the limited partners or $11.44 per limited partnership unit) consisting of cash from operations of approximately $1,874,000 (approximately $1,679,000 to the limited partners or $4.90 per limited partnership unit) and a distribution of refinance proceeds representing funds from the financing of Point West Apartments of approximately $2,444,000 (approximately $2,242,000 to the limited partners or $6.54 per limited partnership unit). In January 2000, approximately $4,113,000 of this distribution was paid and the remainder of approximately $205,000 is payable at December 31, 2003.

Note F - Investment Properties and Accumulated Depreciation


                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                                and         Capitalized
                                                             Personal      Subsequent to
         Description             Encumbrances      Land      Property       Acquisition
                                (in thousands)                            (in thousands)
The Apartments                     $ 4,367        $ 438       $ 6,218         $ 2,812
Arbours of Hermitage
  Apartments                         5,650           547        8,574           6,082
Belmont Place Apartments             5,400           659        7,188          (3,924)
Briar Bay Racquet Club
  Apartments                         3,500         1,084        5,271           1,958
Citadel Apartments                   4,303           695        5,619           1,927
Citadel Village Apartments           2,450           337        3,334           1,134
Foothill Place Apartments           10,100         3,492        9,435           4,352
Knollwood Apartments                 6,780           345        7,065           5,388
Lake Forest Apartments               6,156           692        5,811           3,717
Nob Hill Villa Apartments            6,476           490        8,922           5,422
Point West Apartments                2,221           285        2,919             214
Post Ridge Apartments                4,654           143        2,498           3,102
Rivers Edge Apartments               3,693           512        2,160           1,073
Village East Apartments              2,150           184        2,236           1,960

Totals                             $67,900       $ 9,903      $77,250         $35,217


                         Gross Amount At Which
                                Carried
                              At December 31, 2003
                                 (in thousands)

                               Buildings
                                  And
                                Related
                                Personal          Accumulated   Date of       Date   Depreciable
     Description        Land    Property  Total   Depreciation Construction Acquired Life-Years
                                                 (in thousands)
The Apartments          $ 438   $ 9,030  $ 9,468    $ 8,260         1973       04/84    5-18
Arbours of Hermitage
  Apartments               547    14,656   15,203    12,372         1973       09/83    5-18
Belmont         Place    3,923        --    3,923        --           --       08/82      --
Apartments
Briar   Bay   Racquet
Club
  Apartments             1,084     7,229    8,313     6,814      1975     09/82    5-18
Citadel Apartments         694     7,547    8,241     7,081      1973     05/83    5-18
Citadel       Village      337     4,468    4,805     3,920      1974     12/82    5-18
Apartments
Foothill        Place    3,402    13,877   17,279    12,388      1973     08/85    5-18
Apartments
Knollwood Apartments       345    12,453   12,798    10,853      1972     07/82    5-18
Lake           Forest      692     9,528   10,220     8,511      1971     04/84    5-18
Apartments
Nob    Hill     Villa      490    14,344   14,834    12,528      1971     04/83    5-18
Apartments
Point West Apartments      206     3,212    3,418     2,834      1973     11/85    5-40
Post Ridge Apartments      143     5,600    5,743     4,596      1972     07/82    5-18
Rivers           Edge      512     3,233    3,745     2,921      1976     04/83    5-18
Apartments
Village          East      183     4,197    4,380     3,469      1973     12/82    5-18
Apartments

       Totals          $12,996  $109,374 $122,370  $ 96,547

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Years ended December 31,
                                        2003           2002          2001
                                                 (in thousands)
Investment Properties
Balance at beginning of year          $137,657       $135,208      $131,514
  Additions                              4,264          2,565         3,895
  Property dispositions - other        (19,551)          (116)         (201)
Balance at end of year                $122,370       $137,657      $135,208

Accumulated Depreciation
Balance at beginning of year          $110,917       $107,215      $103,272
  Additions charged to expense           3,293          3,770         4,082
  Property dispositions - other        (17,663)           (68)         (139)
Balance at end of year                $ 96,547       $110,917      $107,215

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003, 2002 and 2001, is approximately $150,401,000, $149,635,000, and $153,587,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003, 2002 and 2001, is approximately $120,662,000, $118,176,000 and $120,682,000, respectively.

Note G - Redevelopment of Belmont Place Apartments

The General Partner has determined that Belmont Place Apartments (formerly known as Chimney Hill Apartments) suffered from severe structural defects in the building's foundation and as such, has demolished the property. The General Partner has designed and approved a redevelopment plan for the property that requires the complete demolition and reconstruction of the apartment complex. The property was completely demolished and site work on the redevelopment began during the fourth quarter of 2003. During the years ended December 31, 2003 and 2002, the Partnership capitalized interest costs of approximately $390,000 and $107,000, tax and insurance expenses of approximately $233,000 and $31,000, and other construction period operating expenses of approximately $343,000 and $65,000, respectively. The General Partner believes that the estimated fair value of the land exceeds this property's recorded value at December 31, 2003.

Subsequent to year end, the Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated project cost of approximately $26.4 million. The construction contract provides for a payment of the cost of work plus a fee without a maximum guaranteed price. Belmont Place Apartments is expected to be completed in 2005. The Partnership plans to fund these construction expenditures from operating cash flow, proceeds from the cross collateralized loan, partnership reserves and loans from the General Partner.

Note H - Casualty Events

In January 2003, The Apartments had a fire which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the year ended December 31, 2003. The Partnership recognized a casualty gain of approximately $23,000 for the year ended December 31, 2003. The damaged assets were fully depreciated at the time of the fire.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of units. Insurance proceeds of approximately $168,000 and $182,000 were received during the years ended December 31, 2002 and 2001, respectively. The Partnership recognized casualty gains of approximately $120,000 and $128,000 during the years ended December 31, 2002 and 2001, respectively, which represents the excess of the proceeds received over the write-off of the undepreciated damaged assets. These amounts are included in income from discontinued operations.

In April 2001, The Arbours of Hermitage had a fire, which damaged one apartment building. Insurance proceeds of approximately $83,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $83,000 for the year ended December 31, 2001 as the damaged assets were fully depreciated at the time of the fire.

In May 2000, Nob Hill Villa Apartments had a fire, which damaged two apartment units. Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2001. The Partnership recognized a casualty gain of approximately $25,000 for the year ended December 31, 2001 which represents the excess of the proceeds received over the write-off of the undepreciated damaged assets.

Subsequent to December 31, 2003, The Apartments suffered damage to 180 apartment units due to an ice storm. Management is currently trying to estimate the cost to repair the damaged units but does not anticipate that the Partnership will record a loss related to this casualty.

Note I - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per unit data):

                                          2003          2002         2001

Net income as reported                   $ 8,200      $ 4,264       $ 4,158
(Deduct) add: Deferred revenue and other
    liabilities                               (2)         150           (89)
  Depreciation differences                    56          130          (185)
  Accrued expenses                            (7)         (35)           20
  Minority interest                           --         (305)         (255)
  Other                                      274         (283)          (22)
  Gain (loss) on casualty/
    disposition/foreclosure               (1,720)        (119)         (343)

Federal taxable income                   $ 6,801      $ 3,802       $ 3,284
Federal taxable income per
  Limited Partnership unit               $ 20.55      $ 10.65       $ 9.20

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported                $(41,435)
Land and buildings                           12,180
Accumulated depreciation                     (7,259)
Syndication fees                             18,871
Other                                         4,570
Net liabilities - Federal tax basis        $(13,073)

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Note K - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):


2003                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 5,556     $ 5,711    $ 6,077    $ 5,750   $ 23,094
Total expenses                      (5,479)    (5,021)     (5,510)    (5,124)  (21,134)
Income before discontinued
  operations                            77        690         567        626     1,960
Discontinued operations                 33        (24)         (1)        --         8
Gain on sale of discontinued
  operations                         6,149         --          83        --      6,232
Net income                        $ 6,259      $ 666      $ 649      $ 626     $ 8,200

Per limited partnership unit:
Income before discontinued
  operations                       $ .22      $ 1.93      $ 1.59     $ 1.76    $ 5.50
Discontinued operations                .09       (.07)         --         --       .02
Gain from sale of discontinued
  operations                         17.22         --         .23         --     17.45
Net income                        $ 17.53     $ 1.86      $ 1.82     $ 1.76    $ 22.97



2002                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 6,829     $ 6,620    $ 6,308    $ 6,139   $ 25,896
Total expenses                      (5,588)    (5,989)     (5,552)    (5,000)  (22,129)
Income before discontinued
  operations                         1,241        631         756      1,139     3,767
Discontinued operations                187        102         124         84       497

Net income                        $ 1,428      $ 733      $ 880     $ 1,223    $ 4,264

Per limited partnership unit:
Income before discontinued
 operations                        $ 3.48     $ 1.76      $ 2.12     $ 3.19    $ 10.55
Discontinued operations                .52        .29         .35        .23      1.39

Net income                         $ 4.00     $ 2.05      $ 2.47     $ 3.42    $ 11.94

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.


Item 9A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Consolidated Capital Properties IV (the "Registrant" or "Partnership") has no directors or officers. ConCap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2003, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

               Entity                   Number of Units      Percentage

AIMCO IPLP, L.P.                            67,033.50          19.55%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                     29,612.50           8.64%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                     105,705.50          30.84%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia, L.P.) and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2003, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                                           Number of     Percent
      Name and Address                                    CEI Shares    Of Total

      Insignia Properties Trust ("IPT")                     100,000        100%
      55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 2003, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,161,000, $1,382,000 and $1,569,000 for the years ended December 31, 2003,
2002 and 2001, respectively, which is included in operating expense and income from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable expenses amounting to approximately $955,000, $906,000 and $2,172,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $104,000, $55,000 and $1,208,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The first three quarters of 2002 were based on estimated amounts and in the fourth quarter of 2002 the reimbursements were adjusted by $111,000 to actual costs. At December 31, 2002, an affiliate of the General Partner owed the Partnership approximately $111,000 for overpayment of management reimbursements during 2002. This amount was refunded to the Partnership in 2003.

Subsequent to December 31, 2003, an affiliate of the General Partner advanced the Partnership approximately $900,000 to assist in the construction of Belmont Place Apartments.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner paid approximately $158,000, $477,000 and $430,000 under this provision of the Partnership Agreement to the General Partner during the years ended December 31, 2003, 2002 and 2001, respectively.

In addition to reimbursement for services of affiliates, the Partnership paid an affiliate of the General Partner approximately $110,000 in 2001 for loan costs which are capitalized and included with other assets on the consolidated balance sheets. These loan costs were associated with the refinancing of two of the Partnership's properties in 2001.

For acting as a real estate broker in connection with the sale of South Port Apartments in March 2003, the General Partner was paid a real estate commission of approximately $295,000 during the year ended December 31, 2003. For acting as real estate broker in connection with the sale of Stratford Place Apartments in December 2000, a real estate commission of approximately $228,000 was accrued in December 2000 and paid to the General Partner during the year ended December 31, 2001. For acting as real estate broker in connection with the sale of Overlook Apartments in December 1999, the General Partner was paid a real estate commission of approximately $40,000 during the year ended December 31, 2000. When the Partnership terminates, the General Partner will have to return these commissions if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003, 2002, and 2001, respectively, the Partnership paid AIMCO and its affiliates approximately $350,000, $423,000 and $313,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 202,351.50 limited partnership units (the "Units") in the Partnership representing 59.03% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $112,000 and $113,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $69,000 and $77,000, respectively.

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated Balance Sheets - December 31, 2003 and 2002

            Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

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

      10.87 Purchase and Sale Contract dated January 14, 2003 between South Port CCP IV, L.L.C., a South Carolina limited liability company, and Warren Lortie Associates, Inc., a California corporation.

      10.88 Reinstatement and First Amendment of Purchase and Sale Contract between South Port IV, L.L.C., a South Carolina limited liability company, and Warren Lortie Associates, Inc., a California corporation.

      10.89 Form of Multifamily Note dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

      10.90 Form of Replacement Reserve Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

      10.91 Form on Repair Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.

      10.92 Form of Cross-Collateralization Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America.

      10.93 Form of Cross-Collateralization Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America.

      10.94 Form of Debt Service Escrow Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Homes Loan Mortgage Corporation, a corporate instrumentality of the United States of America.

      10.95 Form of Second Modification to Replacement Reserve Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Homes Loan Mortgage Corporation, a corporate instrumentality of the United States of America.

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

(b) Reports on Form 8-K filed:

      None filed during the quarter ended December 31, 2003.

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


                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   ConCap Equities, Inc.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Peter K. Kompaniez         Director                      Date: March 30, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 30, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 30, 2004
Thomas M. Herzog              and Chief Accounting Officer

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date: March 30, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap Equities,
                                    Inc., equivalent of the chief executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 30, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting  Officer  of  ConCap  Equities,
                                      Inc.,
                                    equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Properties IV (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 10.87



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                            SOUTH PORT CCPIV, L.L.C.,

                  A South Carolina limited liability company






                                    AS SELLER





                                       AND



                         WARREN LORTIE ASSOCIATES, INC.,

                            a California corporation




                                  AS PURCHASER

                                TABLE OF CONTENTS

                                                                            Page

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract" or the "Agreement") is entered into as of the 14th day of January, 2003 (the "Effective Date") by and between SOUTH PORT CCPIV, L.L.C., a South Carolina limited liability company, having a principal address at 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller") and WARREN LORTIE ASSOCIATES, INC., a California corporation, having a principal address at 1301 Dove Street #920, Newport Beach, California 92660 ("Purchaser").

      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements hereinafter set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      R-1. Seller holds legal title to the real estate located in Tulsa County, Oklahoma, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

      R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by special warranty deed to Purchaser.

      R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser, on the terms and conditions set forth below.

      R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended uses of each of the Property as Purchaser deems necessary and desirable.

                                   ARTICLE 1
                                  DEFINED TERMS
1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this ARTICLE 1 below.
1.1.1  "Business  Day" means any day other than a Saturday  or Sunday or Federal holiday or legal holiday in the State of Oklahoma. 1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.
1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.
1.1.4 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.4, if any, attached hereto.
1.1.5 Intentionally Omitted.
1.1.6 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, computers (to the extent located on the Property and owned by Seller), fax machines (to the extent located on the Property and owned by Seller), copiers (to the extent located on the Property and owned by Seller), apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased, by Seller, or (ii) any computer hardware and software furnished to Seller by Buyers Access, (iii) any AIMCO Benchmark Series Books, (iv) any "Connect: Remote Horizon" software or (v) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property, or (vi) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (vii) the property and equipment, if any, expressly identified in Exhibit 1.1.6. 1.1.7 "Improvements" means all buildings and improvements, located on the Land taken "as is".
1.1.8 "Land" means all of those certain tracts of land located in the State of Oklahoma described on Exhibit "A" attached hereto, and all rights, privileges and appurtenances pertaining thereto.
1.1.9 "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property. 1.1.10 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or (viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item. The term "Miscellaneous Property Assets" shall also include the following, but only to the extent owned by Seller and in Seller's possession: site plans, surveys, soil and substrata studies, architectural renderings, plans and specifications, engineering plans and studies, floor plans, tenant data sheets, landscape plans and other plans or studies of any kind, if any, which relate to the Land and or the Improvements or the Fixtures and Tangible Personal Property. The term "Miscellaneous Property Assets" shall also include all of Seller's rights, if any, in and to the name "Southport Apartments".
1.1.11 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Lease.
1.1.12 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.1.
1.1.13 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller in and to Property Contracts and Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.
1.1.14 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice, except Leases.
1.1.15 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser. 1.1.16 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.
1.1.17 "Survey" shall have the meaning ascribed thereto in Section 6.7. 1.1.18 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease.
1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1. 1.1.20 "Title Insurer" shall have the meaning set forth in Section 6.1.

                                       ARTICLE 2
                          PURCHASE AND SALE OF PROPERTY
2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                      ARTICLE 3
                            PURCHASE PRICE & DEPOSIT
3.1 The total purchase price ("Purchase Price") for the Property shall be Eight Million Seven Hundred and Twenty Five Thousand and No/100 Dollars ($8,725,000.00), which shall be paid by Purchaser, as follows: 3.1.1 On the date hereof, Purchaser shall deliver to Fidelity National Title Insurance Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Eighty Seven Thousand Two Hundred Fifty and No/100 Dollars ($87,250.00), in cash, (such sum being hereinafter referred to and held as the "Initial Deposit"). Purchaser shall also deliver a quitclaim deed to the Escrow Agent in the form attached as
Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B. 3.1.2 On the day that the Feasibility Period (as hereinafter defined) expires, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of Eighty Seven Thousand Two Hundred Fifty and No/100 Dollars ($87,250.00), in cash, (such sum being hereinafter referred to and held as the "Additional Deposit").
3.1.3 The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.
3.1.4 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for herein), monies held as the Deposit shall be applied to the Purchase Price on the Closing Date. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3. 3.1.5 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                    ARTICLE 4
                                    FINANCING
4.1 Purchaser shall have a period of fifty (50) calendar days (the "Financing Contingency Period) following the Effective Date to obtain approval from Lender (defined below) to assume that certain loan on the Property in the original principal amount of $4,500,000.00 (the "Existing Loan") made by Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., a Delaware corporation ("Lender"). Purchaser shall obtain the remaining funds required for settlement (that portion of the Purchase Price to be paid in cash to Seller in excess of the outstanding principal balance of the Existing Loan as of the Closing), which shall not be a contingency to Closing. Purchaser agrees that it must approve the Existing Loan documentation within (10) calendar days following the Effective Date, and must submit its loan application to Lender for the assumption of the Existing Loan within (5) calendar days of such approval. Purchaser's requested assumption shall not include any requirement by Purchaser to change the terms of the Existing Loan. Purchaser agrees to pay all fees and costs required by Lender to assume the Existing Loan, and to execute any and all documents required by Lender in connection with and as necessary for Purchaser to assume the Existing Loan. Seller agrees that Seller's rights in and to all existing reserves held by Lender in connection with the Existing Loan shall be transferred to Purchaser upon the Closing; provided, however, that Seller shall receive a credit for such reserves at Closing. It shall be a condition to Purchaser's assumption of the Existing Loan that upon the Closing, Seller shall be released from all liability under the Existing Loan, and that Purchaser shall assume all obligations and liabilities in connection therewith.

                                   ARTICLE 5
                               FEASIBILITY PERIOD
5.1 Subject to the terms of Section 5.3 below, for thirty (30) calendar days following the Effective Date, but in no event later than February 12, 2003 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property:
5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).
5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property. 5.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property.
5.1.4 To review all Materials (as hereinafter defined) other than Seller's proprietary information, including, Materials held by the Property Manager and the Regional Property Manager (as defined in Section 8.1.4 of this Purchase Contract).
5.2 Purchaser shall have the right to terminate this Purchase Contract for any reason, or no reason, by giving written Notice to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall forthwith deliver the Quitclaim Deed of all of Purchaser's right and interest in the Property to Seller, and then promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5 and in ARTICLE 9.
5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise. The provisions of this Section shall survive the Closing or termination of this Purchase Contract.
5.4 Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.
5.5 Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of all leases, contracts, engineering studies, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fixed therefor, Purchaser shall, within five
(5) calendar days, return all such Materials to Seller.

                                     ARTICLE 6
                                      TITLE
6.1 Seller shall promptly obtain from Fidelity National Insurance Company, 3D International Tower, 1900 West Loop South, Suite 650, Houston, Texas 77027 (the "Title Insurer") a preliminary title report or commitment (the "Title Commitment") to issue an Owner's Policy of Title Insurance (the "Title Policy") insuring Purchaser's title to the Property to be good and indefeasible in the amount of the Purchase Price, subject only to the Permitted Exceptions
(described below) and other liens and encumbrances not constituting objections to title in accordance herewith. Seller shall be responsible for abstracting costs and Purchaser shall be responsible for title examination costs. Seller shall be responsible for the additional title insurance premium for an owner's title insurance policy, over and above the premium for any lender's title insurance policy Purchaser may obtain. Purchaser shall be responsible for the cost of any endorsements and any additional premiums required for ALTA or any other extended coverage on the Title Policy. A copy of the Title Commitment and the documents of record reflected therein and Seller's existing survey, shall be furnished to the Purchaser and attorney for Seller. On or before the expiration of the Feasibility Period, Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any conditions of title which Purchaser is not obligated to take the Property subject to pursuant to the provisions of this Agreement (the "Objections") separately specifying and setting forth each of such Objections. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections. If Purchaser gives Seller an Objection Notice within the period set forth above, then all matters disclosed on the Title Commitment which are not objected to in such Objection Notice shall be deemed to be Permitted Exceptions. If Purchaser fails to give Seller an Objection Notice within the period set forth above, then all matters disclosed on the Title Commitment shall be deemed to be Permitted Exceptions.
6.2 If Seller gives Purchaser notice (the "Response Notice") that Seller is unable or unwilling to convey title to the Property as required by this Purchase Agreement, Purchaser may, as its exclusive remedy, elect by written notice given to Seller within five (5) days after the Response Notice is given, either (a) to accept such title as Seller is able to convey without any reduction or abatement of the Purchase Price, or (b) to terminate this Purchase Contract in which event the Deposit shall be returned to Purchaser. If Purchaser fails to give notice of its election to terminate this Agreement within such five (5) day period, Purchaser shall be deemed to have waived said objections and to have elected to proceed to close the transactions contemplated by this Purchase Contract.
6.3 The existence of liens or encumbrances other than the Permitted Exceptions or those which are permitted by this Purchase Contract shall be deemed to be Permitted Exceptions if the Title Insurer will insure Purchaser's title clear of the matter or will insure against the enforcement of such matter out of the Property. Unpaid liens for real estate and personal property taxes for years prior to the fiscal year in which the Closing Date occurs and any other matter which Seller is obligated to pay and discharge at the Closing shall not be deemed objections to title, but the amount thereof chargeable to Seller, plus interest and penalties thereon, if any, shall be deducted from the Purchase Price on the Closing Date and paid to the Title Insurer for the payment of such matters.
6.4 Notwithstanding the foregoing, any deeds of trust and/or mortgages (including any and all mortgages which secure that certain loan on the Property in the original principal amount of $4,500,000.00 made by Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., a Delaware corporation, against the Property (collectively, "Liens") shall be deemed objectionable exceptions, whether Purchaser gives written notice of such or not, and, except to the extent assumed by Purchaser, shall be paid off, satisfied, discharged and/or cured by Seller at or before Closing, the same being a material obligation of Seller under this Purchase Contract.
6.5   Intentionally Deleted.
6.6 Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Leases and Property Contracts in the ordinary course of business and other than liens for unpaid real estate and personal property taxes not yet delinquent); any such monetary lien or encumbrance so attaching by voluntary act of Seller (hereinafter, a "Voluntary Intervening Lien") shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same;
provided, however, if any lien or encumbrance (other than a Voluntary Intervening Lien) attaches to the Property between the date of this Purchase Contract and the Closing Date, Seller shall be required to satisfy or discharge said lien or encumbrance at or prior to the Closing, provided that Seller shall not be required to expend more than $50,000 in connection with such satisfaction or discharge. If the amount required to satisfy or discharge such lien or encumbrance exceeds $50,000, Purchaser shall have the option of either (a) paying the excess amount over $50,000 required to satisfy or discharge such lien, and proceeding to the Closing, or (b) terminating this Purchase Contract, in which case, the Deposit shall be returned and refunded to Purchaser and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3 of this Purchase Contract. Seller shall have no option to terminate this Purchase Contract if Purchaser has elected to pay the amount in excess of $50,000 to satisfy or discharge such lien or encumbrance.
6.7 The cost of obtaining a Survey for the Property and any updates thereto ("Survey") shall be shared equally by Purchaser and Seller and the Survey shall be delivered to Purchaser and Seller within the Feasibility Period. The Survey
(i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v)
shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed or equivalent deed; (vii) shall be certified to Purchaser, Purchaser's lender, Seller and Title Insurer as being true and correct; and (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. Purchaser, at Purchaser's sole cost and expense, may also cause to be prepared an environmental report for the Property ("Environmental Report"). 6.7.1 Should such Survey disclose conditions that give rise to a title exception, other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in Section
6.1 above.
6.7.2 Purchaser and Seller agree to make payment in full of all costs of obtaining the Survey required by Section 6.7 of this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                     ARTICLE 7
                                     CLOSING
7.1 Dates,  Places Of Closing,  Prorations,  Delinquent  Rent and Closing Costs.
7.1.1 The Closing shall occur sixty (60) calendar days after the Effective Date, but in no event later than March 14, 2003 through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.
7.1.2 In addition to reasonable  adjournments  to cure Objections as provided in
Section 6.1 of this Purchase Contract, the Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser.
7.1.3 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied refundable deposits under Tenant leases, if any, shall be transferred by Seller to Purchaser at the Closing and any non-refundable deposits shall be retained by Seller without credit to Purchaser. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser, provided that any payments under the Property Contracts have been prorated. Any real estate ad valorem or similar taxes for the Property for the year in which the Closing occurs, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. For purposes of this Section 7.1.3 and Section 7.1.4 and Section 7.1.5, the terms "Rent" and "Rents" shall include, without limitation, all rents or other charges or reimbursements of any nature which are payable by Tenants. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below). Rents and all related charges shall be prorated based on actual collections as of the Closing Date.
7.1.4 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.
7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent),  the  execution  of any and all  consents  or  other  documents,  and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period.
7.1.6 Seller shall pay the cost of documentary stamp taxes and Purchaser shall pay the cost of all recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees.
7.2   Items To Be Delivered Prior To Or At Closing.
7.2.1 Seller. At Closing, Seller shall deliver to the Escrow Agent, each of the following items: 7.2.1.1 Special Warranty Deed in the form attached as Exhibit
7.2.1.1 and, if applicable a quitclaim deed as set forth in Section 6.7 hereof, to Purchaser. The acceptance of such deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing. 7.2.1.2 A Bill of Sale without recourse or warranty in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser of, among other things, Seller's obligations thereunder.
7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.
7.2.1.4     A closing statement executed by Seller.
7.2.1.5 A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing and other than survey matters) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and
7.2.1.6 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended. 7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives. 7.2.1.8 A rent roll for the Property certified by Seller, but limited to Seller's knowledge, listing the monthly base rent payable, lease expiration date and unapplied security deposit as of the Closing Date. 7.2.1.9 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction.
7.2.1.10 To the extent in Seller's possession or control, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, Seller's books and records (other than proprietary information) regarding the Property. 7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing: 7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.
7.2.2.2     A closing statement executed by Purchaser.
7.2.2.3 A countersigned counterpart of the Bill of Sale in the form attached as Exhibit 7.2.1.2.
7.2.2.4     A  countersigned   counterpart  of  the  Assignment  in  the  form
attached as Exhibit 7.2.1.3.
7.2.2.5 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8
                  REPRESENTATIONS, WARRANTIES AND COVENANTS
                             OF SELLER AND PURCHASER
8.1 Representations, Warranties and Covenants Of Seller. 8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date: 8.1.1.1 Seller is lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any purchase contract to which Seller is a party or by which Seller is otherwise bound. Seller has not made any other purchase contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property; 8.1.1.2 Seller owns insurable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.2 hereof and Seller shall have no other liability as a result thereof, either before or after Closing); 8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.2 hereof).
8.1.1.4 The joinder of no person or entity other than Seller is necessary to convey the Property, fully and completely, to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder; 8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended; 8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable; 8.1.1.7 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;
8.1.1.8 To Seller's knowledge, Seller has not received any written notice of any proposed taking, condemnation or special assessment with respect to the Property; 8.1.1.9 To Seller's knowledge, Seller has not received any written notice of any uncured violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; 8.1.1.10 To Seller's knowledge, Seller has not received any written notice of any default by Seller under any of the Property Contracts that will not be terminated on the Closing Date; 8.1.1.11 Seller agrees to maintain its existing insurance policies covering the Property in full force and effect through the Closing Date, to continue to maintain the Property as Seller has been operating the Property immediately prior to the Effective Date; and 8.1.1.12 To Seller's knowledge, all documents relating to the Property that were delivered by Seller to Purchaser in connection with this Purchase Contract, are true, correct and complete in all material respects, and none contain any untrue statement of a material fact or omit to state a material fact. 8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility  is  assumed  by  Seller  with  respect  to  current  and  future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section
8.1.3 below. 8.1.3 Seller agrees that Purchaser shall be entitled to rely on the foregoing representations and warranties made by Seller herein and that Purchaser has so relied. Seller and Purchaser agree that those representations and warranties contained in Section 8.1 shall survive Closing for a period of one (1) year (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to the representations and warranties contained herein except to the extent that Purchaser has filed a lawsuit against Seller during the Survival Period for breach of any representation or warranty, and Seller's liability with respect thereto shall be limited to the actual losses of Purchaser, but in no event greater than $50,000.00 in the aggregate. Nothing contained herein shall be intended to limit Seller's liability in the event of a fraudulent breach of representation by Seller. In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith. 8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Patricia Doty ((918) 254-1884 (phone), (918) 254-7080 (facsimile)) of Apartment Investment & Management Company ("AIMCO"), as the on-site property manager (the "Property Manager"), and Kim Tannery ((972) 258-1180 (phone), (972) 258-0265)), the Regional Property Manager handling this Property at AIMCO (the "Regional Property Manager"). 8.2 Representations And Warranties Of Purchaser 8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date: 8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that: 8.2.2.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of California. 8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser. 8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller. 8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective articles of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority. 8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.
8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property. 8.2.4 Intentionally Omitted.

                                    ARTICLE 9
                         CONDITIONS PRECEDENT TO CLOSING
9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:
9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser; 9.1.2 Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date (and Purchaser shall be permitted to perform an inspection of the Property immediately prior to the Closing Date to verify same); 9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; 9.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding or shall have been in the last 6 months a debtor in any bankruptcy proceeding; 9.1.5 A taking of all or any part of the Property must not have been commenced or threatened in writing; 9.1.6 The actual occupancy level of the Property shall not have decreased by more than fifteen percent (15%) from the actual occupancy level on the Effective Date; 9.1.7 Seller shall have terminated any Property Contracts which are not being assumed by Purchaser as of the Closing Date (and which are capable of being terminated by Seller without penalty or cost to Seller). 9.1.8 In accordance with the terms set forth in Section 4.1, Purchaser shall have obtained approval from the Lender for its assumption of the Existing Loan. 9.1.9 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above. If any of the above conditions are not satisfied, then notwithstanding anything to the contrary contained in this Purchase Contract, Purchaser may, at its option (a) waive such condition and proceed to Closing and accept title to the Property with an agreed upon offset or deduction from the Purchase Price (assuming Seller and Purchaser can agree upon such offset or deduction amount, and neither party has any obligation to come to an agreement), (b) waive such condition and proceed to Closing and accept title to the Property without any offset or deduction from the Purchase Price, or (iii) notify Seller of Purchaser's election to terminate this Purchase Contract and receive a return of the Deposit from the Escrow Agent. 9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent: 9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time. 9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price. 9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser. 9.2.4 If applicable, Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract. 9.2.5 In accordance with the terms set forth in Section 4.1, Purchaser shall have obtained approval from the Lender for its assumption of the Existing Loan.

                                    ARTICLE 10
                                    BROKERAGE
10.1 Seller represents and warrants to Purchaser that it has dealt only with Sean Cunningham at CB Richard Ellis, 2415 E. Camelback Road, 1st Floor, Phoenix, Arizona 85016 ((602) 735-1740 (phone), (602) 735-5156 (facsimile)) ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.
10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.
10.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11
                                   POSSESSION
11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                    ARTICLE 12
                              DEFAULTS AND REMEDIES
12.1 In the event Purchaser terminates this Purchase Contract (a) following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or (b) following the Financing Contingency Period for any reason other than Purchaser's failure to obtain approval for the assumption of the Existing Loan in Article 4 and for any reason other than (i) Seller's inability to perform as required by this Purchase Contract or (ii) the failure of a condition precedent to Purchaser's obligations hereunder, or defaults hereunder prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer and that the amount of the Deposit is a reasonable estimate of the amount of such damages. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to perform as required by this Purchase Contract or the failure of a condition precedent to Purchaser's obligations hereunder, or defaults hereunder prior to the Closing Date, is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.
12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to either
(a) terminate this Purchase Contract and receive reimbursement of the Deposit or
(b) enforce specific performance of this Purchase Contract. In the event Purchaser is unable to enforce the remedy of specific performance after using commercially reasonable efforts to seek to enforce such remedy, then in lieu of obtaining specific performance, Purchaser shall have the right to bring suit for damages against Seller in an amount not to exceed $50,000.00 in addition to receiving reimbursement of the Deposit.

                                   ARTICLE 13
                            RISK OF LOSS OR CASUALTY
13.1 In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $300,000, then Seller will have no obligation to repair such damage or destruction and, at Purchaser's option, this Agreement shall terminate. In the event Purchaser elects not to terminate this Agreement, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing. 13.2 In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $300,000, this transaction shall be closed in accordance with the terms of this Agreement, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs if they can be reasonably effected before the Closing. If Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

                                    ARTICLE 14
                                  RATIFICATION
14.1 This Purchase Contract shall be null and void unless fully ratified by Purchaser and Seller on or before January 14, 2003.

                                    ARTICLE 15
                                 EMINENT DOMAIN
15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                    ARTICLE 16
                                  MISCELLANEOUS
16.1  Exhibits And Schedules

            All Exhibits and Schedules, whether or not annexed hereto, are a part of this Purchase Contract for all purposes.
16.2  Assignability

            Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser Contract to one or more entities so long as (i) Purchaser or its affiliate remains a part of the purchasing entity(ies), (ii) Purchaser is not released from its liability hereunder, and (iii) Seller consents thereto (which consent shall not be unreasonably withheld or delayed).
16.3  Binding Effect

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

            If to Seller:                     If to Purchaser:

            South Port CCPIV, L.L.C.          Warren Lortie Associates, Inc.
            2000 South Colorado Boulevard     1301 Dove Street, Suite 920
            Tower Two, Suite 2-1000           Newport Beach, California  92660
            Denver, Colorado 80222            Attn:  Jon Schisler
            Attn:  Mr. Patrick Slavin         Facsimile No. (949) 985-5854
            Facsimile No. (303) 300-3252
                  And
                                                    With a copy to
            South Port CCPIV, L.L.C.
            2000 South Colorado Boulevard     Bruce E. Harrington, Attorney
            Tower Two, Suite 2-1000           at Law
            Denver, Colorado 80222            2240 University Drive, Suite 100
            Attn:  Mr. Pat Stucker and        Newport Beach, California  92660
            Mr. Mark Reoch Facsimile No. (949) 752-1187  Facsimile No.
            (303) 692-0786

                  With a copy to

            Loeb & Loeb, LLP
            1000 Wilshire Boulevard, Suite
            1600
            Los Angeles, California 90017
            Attn:  Andrew S. Clare, Esq. and
                      Karen N. Higgins, Esq.
            Facsimile No. (213) 688-3460

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.
16.7  Governing Law And Venue

            The laws of the State of Oklahoma shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, or, if such court does not have subject matter jurisdiction, then in the District Court of Tulsa County, Oklahoma, and the parties hereto expressly consent to the venue and jurisdiction of such courts.
16.8  Entirety And Amendments

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

            This  Purchase  Contract  may be executed  in a number of  identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.
16.11 Further Acts

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

            Purchaser  shall not disclose the terms and conditions  contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.
16.14 Time Of The Essence

            It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.
16.15 Cumulative Remedies And Waiver

            No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing. 16.16 Litigation Expenses

            In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation. 16.17 Time Periods

            Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.
16.18 Exchange

            At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.
16.19 No Personal Liability of Officers, Trustees or directors of Seller's Partners

            Purchaser acknowledges that this Agreement is entered into by Seller which is a Delaware limited partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement. 16.20 No Exclusive Negotiations

            Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property unless such agreement is contingent on the termination of this Agreement without the Property having been conveyed to Purchaser.

            NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.


                              Seller:

                              South Port CCPIV, L.L.C.,
                              a South Carolina limited liability company

                              By:   South Port Apartments,
                                    a California limited partnership,
                                    its sole member and manager

                                    By:   Consolidated Capital Properties IV,
                                          a California limited partnership,
                                          its general partner

                                          By:   ConCap Equities, Inc.,
                                                a Delaware corporation,
                                                its sole general partner


                                                By:/s/Patrick F. Slavin
                                                Name: Partrick F. Slavin
                                                Title: Senior Vice President



                              Purchaser:

                              WARREN LORTIE ASSOCIATES, INC.,
                              a California corporation


                             By:    /s/Warren H. Lortie
                             Name:  Warren H. Lortie
                             Title: President

                                ACKNOWLEDGEMENTS


STATE OF Colorado  )
                  ) ss.
COUNTY OF Denver  )

            This instrument was acknowledged before me on January 13, 2003, by Patrick F. Slavin as senior vice president of ConCap Equities, Inc., a Delaware corporation, sole general partner of Consolidated Capital Properties IV, a California limited partnership, general partner of South Port Apartments, a California limited partnership, sole member and manager of South Port CCPIV, L.L.C., a South Carolina limited liability company.


                                          /s/Marcey K. Anderson
                                          Notary Public

                                          Marcey K. Anderson
                                          Typed or Printed Name
Commission number: ________
My commission expires: July 27, 2006

[SEAL]


STATE OF California     )
                  )
COUNTY OF Orange  )

            This instrument was acknowledged before me on January 13, 2003, by Warren H. Lortie as president of Warren Lortie Associates, Inc., a California corporation.


                                          /s/Judith A. Branca
                                          Notary Public

                                          Judith A. Branca
                                          Typed or Printed Name

My commission expires: April 2, 2005
Commission number: 1299536
[SEAL]

                                                                   Exhibit 10.88



                        REINSTATEMENT AND FIRST AMENDMENT
                          OF PURCHASE AND SALE CONTRACT

                        (Southport Apartments, Oklahoma)

      This Reinstatement and First Amendment of Purchase and Sale Contract (this "Agreement") is entered into as of the 18th day of February, 2003 (the "Effective Date"), by and between SOUTH PORT CCPIV, L.L.C., a South Carolina limited liability company, having a principal address of 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222 ("Seller"), and WARREN LORTIE ASSOCIATES, INC., a California corporation, having a principal address at 1301 Dove Street #920, Newport Beach, California 92660 ("Purchaser"), and acknowledged by FIDELITY NATIONAL TITLE INSURANCE COMPANY ("Escrow Agent").

                                    RECITALS
A. Seller and Purchaser entered into that certain Purchase and Sale Contract dated as of January 14, 2003 (the "Contract"), pursuant to which Seller agreed to sell and Purchaser agreed to purchase, certain real property located in Tulsa County, State of Oklahoma and commonly known as the "Southport Apartments" (the "Property").
B. Pursuant to the terms of the Contract and in accordance with the terms of that certain Escrow Agreement dated as of January 14, 2003, between Seller, Purchaser and Escrow Agent (the "Escrow Agreement"), Purchaser delivered to Escrow Agent an earnest money deposit of $87,250.00 (the "Initial Deposit").
C. Pursuant to a letter dated as of February 12, 2003 from Purchaser, Purchaser terminated the Contract. Seller and Purchaser desire to reinstate and modify the Contract, all as set forth hereinafter.
D. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows: 1. Reinstatement. The Contract is hereby reinstated as if such Contract had never been terminated and shall remain in full force and effect and binding on the parties hereto, subject to the terms and conditions thereof and hereof.
2. Purchase Price. For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Purchase Price is hereby reduced by the sum of $100,000.00 from $8,725,000.00 to $8,625,000.00. 3. Deposit. Escrow Agent is in
possession of the Initial Deposit. Concurrently with the execution and delivery of this Agreement, Purchaser shall deliver to the Escrow Agent by wire transfer an Additional Deposit in the amount of $125,000.00 (instead of an Additional Deposit of $87,250.00 as described in Section 3.1.2 of the Contract). The Initial Deposit and the Additional Deposit shall be non-refundable upon the Effective Date. 4. Waiver of Feasibility, Title and Survey Contingencies. Purchaser hereby acknowledges and agrees that the Feasibility Period (as defined in the Contract) has expired, and that all contingencies relating to the Feasibility Period have been satisfied or waived by Purchaser as of the Effective Date of this Agreement. Additionally, Purchaser hereby acknowledges and agrees that all contingencies relating to the Purchaser's review of the Title Commitment and Survey, as more particularly set forth in Section 6.1 and
Section 6.2 of the Contract, have been waived by Purchaser as of the Effective Date of this Agreement.
5. Financing Loan Assumption Approval. Purchaser acknowledges that upon Lender's approval of Purchaser's assumption of the Existing Loan, the financing contingency provisions in Article 4 of the Contract shall be satisfied.
6. Closing Date. The Closing Date is hereby extended from March 14, 2003 to March 28, 2003. 7. Effectiveness of Contract. Except as modified by this Agreement, all the terms of the Contract shall remain unchanged and in full force and effect. 8. Counterparts. This Agreement may be executed in counterparts, each of which when compiled together shall constitute one and the same original. 9. Telecopied Signatures. A counterpart of this Agreement signed by one party to this Agreement and telecopied to the other party to this Agreement or its counsel (i) shall have the same effect as an original signed counterpart of this Agreement, and (ii) shall be conclusive proof, admissible in judicial proceedings, of such party's execution of this Agreement. 10. No Further Modifications. Except as otherwise modified herein, all other terms and conditions of the Contract shall be unmodified and shall remain in full force and effect.





                  [REMAINING PAGE LEFT INTENTIONALLY BLANK]

      IN  WITNESS   WHEREOF,   Seller  and  Purchaser  have  entered  into  this
Reinstatement and First Amendment of Purchase and Sale Contract as of the date written above.


                              Seller:

                              South Port CCPIV, L.L.C.,
                              a South Carolina limited liability company

                              By:   South Port Apartments,
                                    a California limited partnership,
                                    its sole member and manager

                                    By:   Consolidated Capital Properties IV,
                                          a California limited partnership,
                                          its general partner

                                          By:   ConCap Equities, Inc.,
                                                a Delaware corporation,
                                                its sole general partner


                                                By: /s/Patrick F. Slavin
                                                Name: Patrick F. Slavin
                                                Title: Senior Vice President

                              Purchaser:

                              WARREN LORTIE ASSOCIATES, INC.,
                              a California corporation


                              By: /s/Paul C. Belden
                              Name: Paul C. Belden
                              Title: Vice President


Escrow Agent:


ACKNOWLEDGED BY:


FIDELITY NATIONAL TITLE INSURANCE COMPANY


By: /s/Lolly Avant
Name: Lolly Avant
Its: Vice President

                                                                   Exhibit 10.89

                                                        FHLMC Loan No. 002704935
                                                        Post Ridge Apartments
                                MULTIFAMILY NOTE
                    (MULTISTATE - REVISION DATE 11-01-2000)

US $375,300.00                                            As of October 22, 2003


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Three Hundred Seventy-Five Thousand Three Hundred and 00/100 Dollars (US $375,300.00), with interest on the unpaid principal balance at the annual rate of Seven and Forty Thousandths percent (7.040%).

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

      2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham Pennsylvania 19044, Attn:
Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of Two Thousand Six Hundred Sixty Two and 13/100 Dollars (US $2,662.13), shall be payable on the first day of each month beginning on December 1, 2003, until the entire unpaid principal balance evidenced by this
Note is fully paid.

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

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is [SEE EXHIBIT A] months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and
(ii) below:

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

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.000% U.S. Treasury Security due November 1, 2018 as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

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

                            POST RIDGE ASSOCIATES, LTD., LIMITED PARTNERSHIP, a Tennessee limited partnership, also known as POST RIDGE ASSOCIATES, LTD.

                            By: ConCap Equities, Inc., a Delaware corporation, its general partner



                            By:  /s/Patti K. Fielding
                                 Patti K. Fielding
                                 Executive Vice President



                                    58-1763207
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF OCTOBER, 2003.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By: /s/Max W. Foore
   Max W. Foore
   Vice President

                                                                   Exhibit 10.90

                                                      FHLMC Loan No. 002704935
                                                         Post Ridge Apartments

                          REPLACEMENT RESERVE Agreement
                           (REVISION DATE 01-31-2003)

      This REPLACEMENT RESERVE AGREEMENT ("Agreement") is made and entered into, to be effective as of October 22, 2003, by and between POST RIDGE ASSOCIATES, LTD., LIMITED PARTNERSHIP, a Tennessee limited partnership, also known as POST RIDGE ASSOCIATES, LTD. ("Borrower"), and GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender") and its successors and assigns.

                             W I T N E S S E T H:

      WHEREAS, Lender has agreed to make and Borrower has agreed to accept the Loan, which is to be evidenced by the Note and secured by the Security Instrument encumbering the Land and the Improvements. The Land is described on Exhibit "A" attached to this Agreement; and

      WHEREAS,  as a condition of making the Loan, Lender is requiring  Borrower
to  establish  the   Replacement   Reserve  Fund  for  the  funding  of  Capital
Replacements throughout the Loan term.

      NOW, THEREFORE, for and in consideration of the Loan, the mutual promises and covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender and Borrower agree as follows:

1. Definitions. The following terms used in this Agreement shall have the meanings set forth below in this Section 1. Any term used in this Agreement and not defined shall have the meaning given to that term in the Security Instrument.

(a) "Capital Replacement" means the replacement of those items listed on Exhibit "B" of this Agreement and such other replacements of equipment, major components or capital systems related to the Improvements as may be approved in writing or required by Lender.

(b) "Disbursement Period" means the interval between disbursements from the Replacement Reserve Fund, which interval shall be no shorter than once a quarter.

(c) "Improvements" means the buildings, Personal Property and improvements situated upon the Land, currently constituting a multifamily apartment project known as Post Ridge Apartments.

(d) "Initial Deposit" means the amount of Zero Dollars ($0.00) made as of the date of this Agreement.

(e) "Inspection Fee" means a fee for performing any inspection required by this Agreement in an amount not to exceed Three Hundred and 00/100 Dollars ($300.00) per inspection.

(f) "Investment Fee" means a one time fee for establishing the Replacement Reserve Fund in the amount of Fifty and 00/100 Dollars ($50.00).

(g) "Loan" means the loan from Lender to Borrower in the original principal amount of Three Hundred Seventy-Five Thousand Three Hundred and 00/100 Dollars ($375,300.00), as evidenced by the Note and secured by the Security Instrument.

(h) "Minimum Disbursement Request Amount" means Two Thousand Five Hundred and 00/100 Dollars ($2,500.00).

(i) "Monthly Deposit" means the amount of Three Thousand Eight Hundred Twelve and 50/100 Dollars ($3,812.50) per month to be deposited into the Replacement Reserve Fund in accordance with this Agreement.

(j)   "Property" means the Land and Improvements.

(k) "Replacement Reserve Deposit" means the Initial Deposit, the Monthly Deposit and/or the Revised Monthly Deposit, as appropriate.

(l) "Replacement Reserve Fund" means the account established pursuant to this Agreement to defray the costs of Capital Replacements.

(m) "Review Period" means the period ending 120 months after the first monthly payment date.

(n)   "Revised   Monthly  Deposit"  means  the  amount  per  month  that  Lender determines Borrower must deposit in the Replacement Reserve Fund during any Subsequent Review Period.

(o) "Security Instrument" means the mortgage, deed of trust, deed to secure debt, or other similar security instrument encumbering the Property and securing Borrower's performance of its Loan obligations.

(p) "Subsequent Review Period" means the period of 107 months commencing either (i) at the termination of the Review Period or (ii) at the termination of a prior Subsequent Review Period. There may be more than one Subsequent Review Period.

2.    Replacement Reserve Fund.

(a)   Establishment; Funding.

(i) Upon the closing of the Loan, the parties shall establish the Replacement Reserve Fund and, if required by Lender, Borrower shall pay the Initial Deposit to Lender for deposit into the Replacement Reserve Fund.

(ii) Commencing on the date the first installment of principal and/or interest is due under the Note and continuing on the same day of each successive month until the end of the Review Period, Borrower shall pay the Monthly Deposit to Lender for deposit into the Replacement Reserve Fund, together with its regular monthly payments of principal and interest as required by the Note and Security Instrument.

(iii) Prior to the end of the Review Period, Lender will assess the physical condition of the Property. Lender may adjust the Monthly Deposit at the termination of the Review Period to reflect Lender's determination of the condition of the Property. Upon written notice from Lender or Loan Servicer, Borrower shall begin paying the Revised Monthly Deposit on the first monthly payment date of the Subsequent Review Period and shall continue paying the Revised Monthly Deposit until Lender further adjusts the Replacement Reserve Deposit during a Subsequent Review Period, if applicable. If Lender does not provide Borrower with written notice of a Revised Monthly Deposit, Borrower shall continue to pay the Monthly Deposit or the Revised Monthly Deposit then in effect.

(b)   Investment  of  Deposits.  Borrower  and Lender  agree that Lender shall hold all moneys deposited into the Replacement Reserve Fund in an interest bearing account, and any interest earned on such moneys shall be added to the principal balance of the Replacement Reserve Fund and disbursed in accordance with the provisions of this Agreement. Borrower acknowledges and agrees that it shall not have the right to direct Lender as to any specific investment of moneys in the Replacement Reserve Fund. Lender shall not be responsible for any losses resulting from investment of moneys in the Replacement Reserve Fund or for obtaining any specific level or percentage of earnings on such investment. Lender shall be entitled to deduct the Investment Fee from the Replacement Reserve Fund for establishing the Replacement Reserve.

(c) Use. Subject to the pledge and security interest and other rights of Lender set forth in this Agreement, the Replacement Reserve Fund shall be maintained for the payment of the costs of the Capital Replacements identified on Exhibit "B".

(d)   Deferral  of  Deposits.   Notwithstanding  subsections 2(a)  through (c)
            above, Lender defers its right to require Borrower to make the Replacement Reserve Deposit. However, at the end of the Review Period or any Subsequent Review Period, Lender reserves the right to require that Borrower begin making the Replacement Reserve Deposit if Lender reasonably determines that the physical condition of the Property warrants that Borrower begin making such deposit. Lender's determination to require such deposit shall not depend on the existence of any of the events set forth in subsection (e) below.

(e) Reinstatement of Deposits. Notwithstanding subsection 2(d) above, Lender reserves the right to require at any time, upon written notice to Borrower, that Borrower begin making the Replacement Reserve Deposit if Lender reasonably determines that any of the following events have occurred:

(i) Borrower's default under the Note, Security Instrument, or any other document delivered in connection with the Loan, or

(ii) the occurrence of a Transfer which is prohibited under the terms of the Security Instrument or which requires Lender's consent, or

(iii) Borrower's failure to maintain the Property in a satisfactory manner and/or in accordance with the requirements of the Security Instrument.

3.    Performance of Capital Replacements; Disbursements.

(a)   Requests  for   Disbursement.   Lender  shall   disburse  funds  from  the
      Replacement Reserve Fund, in its sole discretion, as follows:

(i)   Borrower's  Request.  If Borrower  determines,  at any time or from time to time, that a Capital Replacement is necessary or desirable, Borrower shall perform such Capital Replacement and request from Lender, in writing, reimbursement for such Capital Replacement. Borrower's request for reimbursement shall include (A) a detailed description of the Capital Replacement performed, together with evidence, satisfactory to Lender, that the cost of such Capital Replacement has been paid and (B) lien waivers from each contractor and material supplier supplying labor or materials for such Capital Replacement, if required by Lender.

(ii) Lender's Request. If Lender shall reasonably determine at any time or from time to time, that a Capital Replacement is necessary for the proper maintenance of the Property, it shall so notify Borrower, in writing, requesting that Borrower obtain and submit to Lender bids for all labor and materials required in connection with such Capital Replacement. Borrower shall submit such bids and a time schedule for completing each Capital Replacement to Lender within thirty (30) days after Borrower's receipt of Lender's written notice. Borrower shall perform such Capital Replacement and request from Lender, in writing, reimbursement for such Capital Replacement. Borrower's request for reimbursement shall include
      (A) a detailed description of the Capital Replacement performed, together with evidence, satisfactory to Lender, that the cost of such Capital Replacement has been paid and (B) lien waivers from each contractor and material supplier supplying labor or materials for such Capital Replacement, if required by Lender.

(b) Conditions Precedent. Disbursement from the Replacement Reserve Fund shall be made no more frequently than once every Disbursement Period and, except for the final disbursement, no disbursement shall be made in an amount less than the Minimum Disbursement Request Amount. Disbursements shall be made only if the following conditions precedent have been satisfied, as reasonably determined by Lender:

(i)   Payment  for  Capital  Replacement.  The  Capital  Replacement  has been performed and/or installed on the Property in a good and workmanlike manner with suitable materials (or in the case of a partial disbursement, performed and/or installed on the Property to an acceptable stage) and paid for by Borrower as evidenced by copies of all applicable paid invoices or bills submitted to Lender by Borrower at the time Borrower requests disbursement from the Replacement Reserve Fund.

(ii) No Default. There is no condition, event or act that would constitute a default (with or without notice and/or lapse of time) under this Agreement or any other Loan Document.

(iii) Representations and Warranties. All representations and warranties of Borrower set forth in this Agreement and in the Loan Documents are true in all material respects.

(iv) Continuing Compliance. Borrower is in full compliance with the provisions of this Agreement, the other Loan Documents and any request or demand by Lender permitted hereby.

(v) No Lien Claim. No lien or claim based on furnishing labor or materials has been filed or asserted against the Property, unless Borrower has properly provided bond or other security against loss in accordance with applicable law.

(vi)  Approvals.   All  licenses,   permits,   and  approvals  of   governmental
      authorities required for the Capital Replacement as completed to the applicable stage have been obtained.

(vii) Legal Compliance. The Capital Replacement as completed to the applicable stage does not violate any laws, ordinance, rules or regulations, or building lines or restrictions applicable to the Property.

4. Right to Complete Capital Replacements. If Borrower abandons or fails to proceed diligently to undertake and/or complete any Capital Replacement in a timely fashion or is otherwise in default under this Agreement for 30 days after written notice of such failure by Lender to Borrower, Lender shall have the right (but not the obligation) to enter upon the Property and take over and cause the completion of such Capital Replacement. However, no such notice or grace period shall apply in the case of such failure which could, in Lender's judgment, absent immediate exercise by Lender of a right or remedy under this Agreement, result in harm to Lender or impairment of the security given under the Security Instrument or any other Loan Document. Any contracts entered into or indebtedness incurred upon the exercise of such right may be in the name of Borrower, and Lender is hereby irrevocably appointed the attorney in fact of Borrower, such appointment being coupled with an interest, to enter into such contracts, incur such obligations, enforce any contracts or agreements made by or on behalf of Borrower (including the prosecution and defense of all actions and proceedings in connection with the Capital Replacement and the payment, settlement or compromise of all bills and claims for materials and work performed in connection with the Capital Replacement) and do any and all things necessary or proper to complete any Capital Replacement including signing Borrower's name to any contracts and documents as may be deemed necessary by Lender. In no event shall Lender be required to expend its own funds to complete any Capital Replacement, but Lender may, in its sole discretion, advance such funds. Any funds advanced shall be added to the outstanding balance of the Loan, secured by the Security Instrument and payable to Lender by Borrower in accordance with the provisions of the Security Instrument pertaining to the protection of Lender's security and advances made by Lender. Borrower waives any and all claims it may have against Lender for materials used, work performed or resultant damage to the Property.

5. Inspection. Lender or any representative of Lender may periodically inspect any Capital Replacement in process and upon completion during normal business hours or at any other reasonable time upon reasonable prior written notice to Borrower (except in an emergency, as determined by Lender in its discretion or after an Event of Default, in which event no such prior notice shall be require). Lender shall be entitled to deduct the Inspection Fee from the Replacement Reserve Fund for performing any such inspection. If Lender, in its sole discretion, retains a professional inspection engineer or other qualified third party to inspect any Capital Replacement, Lender also shall be entitled to deduct from the Replacement Reserve Fund an amount sufficient to pay all reasonable fees and expenses charged by such third party inspector.

6. Insufficient Account. If Borrower requests disbursement from the Replacement Reserve Fund for a Capital Replacement in accordance with this Agreement in an amount which exceeds the amount on deposit in the Replacement Reserve Fund, Lender shall disburse to Borrower only the amount on deposit in the Replacement Reserve Fund. Borrower shall pay all additional amounts required in connection with any such Capital Replacement from Borrower's own funds.

7. Security Agreement. To secure Borrower's obligations under this Agreement and to further secure Borrower's obligations under the Note, Security Instrument and other Loan Documents, Borrower hereby conveys, pledges, transfers and grants to Lender a security interest pursuant to the Uniform Commercial Code of the Property Jurisdiction or any other applicable law in and to all money in the Replacement Reserve Fund, as same may increase or decrease from time to time, all interest and dividends thereon and all proceeds thereof.

8. Post Default. If Borrower defaults in the performance of its obligations under this Agreement or under the Note, Security Instrument or any other Loan Document, after the expiration of any applicable notice or cure period, Lender shall have all remedies available to them under Article 9 of the Uniform Commercial Code of the Property Jurisdiction and under any other applicable law. In addition, Lender may retain all money in the Replacement Reserve Fund, including interest, and in Lender's discretion, may apply such amounts, without restriction and without any specific order of priority, to the payment of any and all indebtedness or obligations of Borrower set forth in the Note, Security Instrument or any other Loan Document, including, but not limited to, principal, interest, taxes, insurance, reasonable attorneys' fees and costs (including those of Lender's in-house counsel) and disbursements actually incurred and/or repairs to the Property.

9. Termination. If not sooner terminated by written concurrence of the parties, this Agreement shall terminate upon the payment in full of the Loan and all indebtedness incurred in connection therewith and upon such termination, Lender shall pay to Borrower all funds remaining in the Replacement Reserve Fund.

10. No Amendment. Nothing contained in this Agreement shall be construed to amend, modify, alter, change or supersede the terms and provisions of the Note, Security Instrument or any other Loan Document; and, if there is a conflict between the terms and provisions of this Agreement and those of the Note, Security Instrument, or any other Loan Document then the terms and provisions of the Note, Security Instrument or such other Loan Document shall control.

11.   Release; Indemnity.

(a)   Release.  Borrower  covenants and agrees that, in performing  any of its duties under this Agreement, none of Lender, any Loan Servicer, or any of their respective agents or employees shall be liable for any losses, claims, damages, liabilities and expenses that may be incurred by any of them as a result of such performance, except that no such party will be released from liability for any losses, claims, damages, liabilities or expenses arising out of the willful misconduct or gross negligence of such party.

(b)   Indemnity.  Borrower  hereby  agrees  to  indemnify  and  hold  harmless
            Lender, Loan Servicer and their respective agents and employees against any and all losses, claims, damages, liabilities and expenses including, without limitation, reasonable attorneys' fees and costs (including those of Lender's in-house counsel) and disbursements, which may be imposed or incurred by any of them in connection with this Agreement except that no such party will be indemnified from liability for any losses, claims, damages, liabilities or expenses arising out of the willful misconduct or gross negligence of such party.

12. Choice of Law. This Agreement shall be construed and enforced in accordance with the laws of the Property Jurisdiction.

13. Successors and Assigns. Lender may assign its rights and interests under this Agreement in whole or in part and upon any such assignment, all the terms and provisions of this Agreement shall inure to the benefit of such assignee to the extent so assigned. The terms used to designate any of the parties herein shall be deemed to include the heirs, legal representatives, successors and assigns of such parties; and the term "Lender" shall also include any lawful owner, holder or pledgee of the Note. Reference herein to "person" or "persons" shall be deemed to include individuals and entities. Borrower may not assign or delegate its rights, interests, or obligations under this Agreement without first obtaining Lender's prior written consent.

14. Attorneys' Fees. In the event that Lender engages the services of an attorney at law to enforce the provisions of this Agreement against Borrower, then Borrower shall pay all costs of such enforcement, including any reasonable attorneys' fees and costs (including those of Lender's in-house counsel) and disbursements actually incurred.

15.   Compliance with Laws; Insurance Requirements.

(a) Compliance with Laws. Borrower shall ensure that all Capital Replacements comply with all applicable laws, ordinances, rules and regulations of all governmental authorities having jurisdiction over the Property and applicable insurance requirements including, without limitation, applicable building codes, special use permits, environmental regulations, and requirements of insurance underwriters.

(b)   Insurance  Requirements.  In addition to any  insurance  required  under the Loan Documents, Borrower shall provide or cause to be provided workers' compensation, builder's risk (if required by Lender), and public liability insurance and other insurance required under applicable law in connection with any of the Capital Replacements. All such policies that can be endorsed with standard mortgage clauses making losses payable to Lender or its assigns shall be so endorsed. The originals of such policies shall be deposited with Loan Servicer.

16. Remedies Cumulative. In the event of Borrower's default under this Agreement, Lender may exercise all or any one or more of its rights and remedies available under this Agreement, at law or in equity. Such rights and remedies shall be cumulative and concurrent, and may be enforced separately, successively or together, and Lender's exercise of any particular right or remedy shall not in any way prevent Lender from exercising any other right or remedy available to Lender. Lender may exercise any such remedies from time to time as often as Lender chooses.

17. Determinations by Lender. Unless otherwise provided in this Agreement, in any instance where the consent or approval of Lender may be given or is required, or where any determination, judgment or decision is to be rendered by Lender under this Agreement, the granting, withholding or denial of such consent or approval and the rendering of such determination, judgment or decision shall be made or exercised by Lender (or its designated representative) at its sole and exclusive option and in its sole and absolute discretion.

18. Completion of Capital Replacements. Lender's disbursement of moneys from the Replacement Reserve Fund or other acknowledgment of completion of any Capital Replacement in a manner satisfactory to Lender shall not be deemed a certification by Lender that the Capital Replacement has been completed in accordance with applicable building, zoning or other codes, ordinances, statutes, laws, regulations or requirements of any governmental authority or agency. Borrower shall at all times have the sole responsibility for ensuring that all Capital Replacements are completed in accordance with all such governmental requirements.

19. No Agency or Partnership. Nothing contained in this Agreement shall constitute Lender as a joint venturer, partner or agent of Borrower, or render Lender liable for any debts, obligations, acts, omissions, representations or contracts of Borrower.

20. Entire Agreement. This Agreement and the other Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements. There are no oral agreements between the parties. All prior or contemporaneous agreements, understandings, representations and statements, oral or written, are merged into this Agreement and the other Loan Documents. Neither this Agreement nor any of its provisions may be waived, modified, amended, discharged or terminated except in writing signed by the party against which the enforcement of the waiver, modification, amendment, discharge or termination is sought, and then only to the extent set forth in writing; provided, however, that in the event of a Transfer requiring Lender's consent under the terms of the Security Instrument, one or more or all of the Modifications to Agreement set forth in Exhibit C (if any) may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

21. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute an original document and all of which together shall constitute one agreement.



      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first written above.

                                    BORROWER:

                                    POST RIDGE ASSOCIATES, LTD., LIMITED
                                       PARTNERSHIP, a Tennessee limited
                                       partnership, also known as POST RIDGE
                                       ASSOCIATES, LTD.

                                    By:   ConCap Equities, Inc., a Delaware
                                          corporation, its general partner
Borrower's Social Security or
Taxpayer Identification No.:
58-1763207
                                          By:  /s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       California corporation



                                    By: /s/Max W. Foore
                                       Max W. Foore
                                       Vice President

                                                                   Exhibit 10.91



                                                      FHLMC Loan No. 002704935
                                                         Post Ridge Apartments

                                REPAIR Agreement
                           (REVISION DATE 01-31-2003)


      This REPAIR AGREEMENT ("Agreement") is made and entered into, to be effective as of October 22, 2003, by and between POST RIDGE ASSOCIATES, LTD., LIMITED PARTNERSHIP, a Tennessee limited partnership, also known as POST RIDGE ASSOCIATES, LTD. ("Borrower"), and GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Lender") and its successors and assigns.

                                W I T N E S S E T H:

      WHEREAS, Lender has agreed to make and Borrower has agreed to accept the Loan, which is to be evidenced by the Note and secured by the Security
Instrument encumbering the Land described on Exhibit "A" attached to this Agreement;

      WHEREAS, as a condition of making the Loan, Lender is requiring Borrower to make the Repairs to the Improvements, which Repairs are generally described in the Schedule of Work attached to this Agreement as Exhibit "B".

      NOW, THEREFORE, for and in consideration of the Loan, the mutual promises and covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender and Borrower agree as follows:

1. Definitions. The following terms used in this Agreement shall have the meanings set forth below in this Section 1. Any term used in this Agreement and not defined shall have the meaning given to that term in the Security Instrument.

(a) "Completion Date" means the date that is 30 days after the effective date of this Agreement.

(b) "Improvements" means the buildings and improvements situated upon the Land, currently constituting a multifamily apartment project known as Post Ridge Apartments.

(c) "Loan" means the loan from Lender to Borrower in the original principal amount of Three Hundred Seventy-Five Thousand Three Hundred and 00/100 Dollars ($375,300.00), as evidenced by the Note and secured by the Security Instrument.

(d)   "Property" means the Land and Improvements.

(e) "Repairs" means the repairs to be made to the Property, as described on the Schedule of Work or as otherwise required by Lender in accordance with this Agreement.

(f) "Schedule of Work" means the schedule of work for the Repairs attached to this Agreement as Exhibit "B".

(g) "Security Instrument" means the mortgage, deed of trust, deed to secure debt, or other similar security instrument encumbering the Property and securing Borrower's performance of its Loan obligations.

2.    Repairs. Borrower covenants and agrees with Lender as follows:

(a)   Commencement  of Work.  Except  as set  forth on  Exhibit  "C"  attached hereto, prior to the recordation of the Security Instrument, no work of any kind has been or will be commenced or performed upon the Property, and no materials or equipment have been or will be delivered to or upon the Property. In the event that any work of any kind has been commenced or performed upon the Property, or in the event that any materials or equipment have been ordered or delivered to or upon the Property, then (i) prior to the execution of the Security Instrument the Borrower shall fully disclose in writing to the title insurance company issuing the mortgagee title insurance policy insuring the lien of the Security Instrument that work has been commenced or performed on the Property, or materials or equipment have been ordered or delivered to or upon the Property, (ii) prior to the execution of the Security Instrument Borrower shall have obtained and delivered to Lender and the title company issuing the mortgagee title insurance policy insuring the lien of the Security Instrument lien waivers from all contractors, subcontractors, suppliers, or any other applicable party, pertaining to all work commenced or performed on the Property, or materials or equipment ordered or delivered to or upon the Property, and (iii) the final mortgagee's title insurance policy insuring the lien of the Security Instrument shall take no exception from coverage for any mechanics or materialmen's liens.

(b) Construction. Borrower will commence the Repairs as soon as practicable after the date of this Agreement and will diligently proceed with and complete the Repairs on or before the Completion Date in a workmanlike manner and in accordance with the Schedule of Work, good building practices and all applicable laws, ordinances, rules and regulations.

(c) Changes in Schedule of Work . Without the prior written consent of Lender, Borrower will make no departures from or alterations to the Schedule of Work.

(d)   Inspections.  Borrower  will permit  Lender or any person  designated by
            Lender (including without limitation a professional inspection engineer) and any interested governmental authority, at any time and from time to time, to inspect the Repairs and Improvements and to examine and copy all of Borrower's books and records and all contracts and bills pertaining to the Repairs and Improvements. Lender shall be entitled to charge Borrower reasonable fees for performing any such inspections and/or an amount sufficient to reimburse Lender for all fees and expenses charged by any professional inspection engineer employed by Lender in connection with any such inspection. Any such fees due and owing Lender shall be immediately payable, by Borrower to Lender, and shall be added to the outstanding balance of the Note, secured by the Security Instrument and payable to Lender by Borrower in accordance with the provisions of the Security Instrument pertaining to the protection of Lender's security and advances made by Lender. Borrower agrees to cause the replacement of any material or work that is defective, unworkmanlike, does not comply with any applicable law, ordinance, rule or regulation, or does not comply with the requirements of this Agreement, as determined by Lender.

(e)   Purchases.  Without the prior written  consent of Lender,  no materials, machinery, equipment, fixtures or any other part of the Repairs shall be purchased or installed under conditional sale contracts or lease agreements, or any other arrangement wherein title to such Repairs is retained or subjected to a purchase money security interest, or the right is reserved or accrues to anyone to remove or repossess any such Repairs, or to consider them as personal property.

3. Reporting Requirements; Completion. Prior to the Completion Date, Borrower shall deliver to Lender the following:

(a)   Contractor's   Certificate.   A   certificate   signed  by  each   major
            contractor and supplier of materials, as reasonably determined by Lender, engaged to provide labor or materials for the Repairs to the effect that such contractor or supplier has been paid in full for all work completed and that the portion of the Repairs provided by such contractor or supplier has been fully completed in accordance with the plans and specifications (if any) provided to it by Borrower and that such portion of the Repairs is in compliance with all applicable building codes and other rules and regulations promulgated by applicable regulatory or governmental authorities;

(b)   Borrower's  Certificate.  A certificate signed by Borrower to the effect that the Repairs have been fully paid for and no claim or claims exist against the Borrower or against the Property out of which a lien based on furnishing labor or material exists or might ripen. Borrower may except from the certificate described in the preceding sentence any claim or claims that Borrower intends to contest, provided that any such claim or claims are described in Borrower's certificate and Borrower certifies to Lender that Borrower has posted a bond or other security acceptable to Lender with an escrow agent acceptable to Lender, in an amount sufficient to make payment of the full amount which might in any event be payable in order to satisfy such claim or claims. If required by Lender, Borrower also shall certify to Lender that such portion of the Repairs is in compliance with all applicable zoning ordinances;

(c) Engineer's Certificate. If required by Lender, a certificate signed by the professional engineer employed by Lender to the effect that the Repairs have been completed in a good and workmanlike manner in compliance with the Schedule of Work and all applicable building codes, zoning ordinances and other rules and regulations promulgated by applicable regulatory or governmental authorities; and

(d) Other Certificates. Any other certificates of approval, acceptance or compliance required by Lender from or by the city, county, state or federal governmental authorities having jurisdiction over the Property and the Repairs.

4. Lien Protection. Borrower shall promptly pay or cause to be paid, when due, all costs, charges and expenses incurred in connection with the construction and completion of the Repairs, and shall keep the Property free and clear of any and all liens other than the lien of the Security Instrument and any other junior lien which may be consented to by Lender.

5. Adverse Claims. Borrower shall promptly advise Lender in writing of any litigation, liens, or claims affecting the Property, and of all complaints and charges made by any governmental authority or any governmental department, bureau, commission or agency exercising supervision or control over Borrower or its business, which may delay or adversely affect the Repairs.

6.    Compliance With Laws; Insurance Requirements.

(a) Compliance With Laws. All Repairs shall comply with all applicable laws, ordinances, rules and regulations of all governmental authorities having jurisdiction over the Property, and with all applicable insurance requirements including, without limitation, applicable building codes, special use permits, environmental regulations, and requirements of insurance underwriters.

(b)   Insurance  Requirements.  In addition to any  insurance  required  under the Loan Documents, Borrower shall provide or cause to be provided workers' compensation, builder's risk (if required by Lender), and public liability insurance and other insurance required under applicable law in connection with any of the Repairs. All such policies shall be in form and amount satisfactory to Lender. All such policies that can be endorsed with standard mortgage clauses making losses payable to Lender or its assigns shall be so endorsed. The originals of such policies shall be deposited with Lender.

7. Right to Complete Repairs. If Borrower abandons or fails to proceed diligently with the Repairs or otherwise is in default under this Agreement, Lender shall have the right (but not the obligation) to enter upon the Property and take over and cause the completion of the Repairs. Any contracts entered into or indebtedness incurred upon the exercise of such right may be in the name of Borrower, and Lender is hereby irrevocably appointed the attorney in fact of Borrower, such appointment being coupled with an interest, to enter into such contracts, incur such obligations, enforce any contracts or agreements made by or on behalf of Borrower (including the prosecution and defense of all actions and proceedings in connection with the Repairs and the payment, settlement, or compromise of all claims for materials and work performed in connection with the Repairs) and do any and all things necessary or proper to complete the Repairs including signing
      Borrower's name to any contracts and documents as may be deemed necessary by Lender. In no event shall Lender be required to expend its own funds to complete the Repairs, but Lender may, in Lender's sole discretion, advance such funds. Any funds advanced shall be added to the outstanding balance of the Note, secured by the Security Instrument and payable to Lender by Borrower in accordance with the provisions of the Security Instrument pertaining to the protection of Lender's security and advances made by Lender. Borrower waives any and all claims it may have against Lender for materials used, work performed or resultant damage to the Property.

8. Post Default. If Borrower defaults in the performance of its obligations under this Agreement or under the Note, Security Instrument or any other Loan Document, Lender and its successors and assigns shall have all remedies available to them under the Loan Documents and a default under this Agreement shall be a default under the Loan Documents.

9. Termination. This Agreement shall terminate upon the completion of the Repairs in accordance with this Agreement to Lender's satisfaction.

10. No Amendment. Nothing contained in this Agreement shall be construed to amend, modify, alter, change or supersede the terms and provisions of the Note, Security Instrument or any other Loan Document and, if there shall exist a conflict between the terms and provisions of this Agreement and those of the Note, Security Instrument or other Loan Documents, then the terms and provisions of the Note, Security Instrument and other Loan Documents shall control.

11.   Release; Indemnity.

(a) Release. Borrower covenants and agrees that, in performing any of its duties under this Agreement, none of Lender, any Loan Servicer, or any of their respective agents or employees, shall be liable for any losses, costs or damages which may be incurred by any of them as a result thereof, except that no such party will be released from liability for any losses, costs or damages arising out of the willful misconduct or gross negligence of such party.

(b)   Indemnity.  Borrower  hereby  agrees  to  indemnify  and  hold  harmless
            Lender, Loan Servicer, and their respective agents and employees, against any and all losses, claims, damages, liabilities and expenses including, without limitation, reasonable attorneys' fees and costs, which may be imposed or incurred by any of them in connection with this Agreement, except that no such party will be indemnified from any losses, claims, damages, liabilities and expenses arising out of the willful misconduct or gross negligence of such party.

12. Choice of Law. This Agreement shall be construed and enforced in accordance with the laws of the Property Jurisdiction.

13. Successors and Assigns. Lender may assign its rights and interests under this Agreement in whole or in part and upon any such assignment, all the terms and provisions of this Agreement shall inure to the benefit of such assignee to the extent so assigned. The terms used to designate any of the parties herein shall be deemed to include the heirs, legal representatives, successors and assigns of such parties; and the term "Lender" shall also include any lawful owner, holder or pledgee of the Note. Reference herein to "person" or "persons" shall be deemed to include individuals and entities. Borrower may not assign or delegate its rights, interests, or obligations under this Agreement without first obtaining Lender's prior written consent.

14. Attorneys' Fees. In the event that Lender shall engage the services of an attorney at law to enforce the provisions of this Agreement against Borrower, then Borrower shall pay all costs of such enforcement, including any reasonable attorneys' fees and costs (including those of Lender's in-house counsel) actually incurred.

15. Remedies Cumulative. In the event of Borrower's default under this Agreement, Lender may exercise all or any one or more of its rights and remedies available under this Agreement, at law or in equity. Such rights and remedies shall be cumulative and concurrent, and may be enforced separately, successively or together, and Lender's exercise of any particular right or remedy shall not in any way prevent Lender from exercising any other right or remedy available to Lender. Lender may exercise any such remedies from time to time as often as may be deemed necessary by Lender.

16. Determinations by Lender. In any instance where the consent or approval of Lender may be given or is required, or where any determination, judgment or decision is to be rendered by Lender under this Agreement, the granting, withholding or denial of such consent or approval and the rendering of such determination, judgment or decision shall be made or exercised by Lender (or its designated representative) at its sole and exclusive option and in its sole and absolute discretion.

17. Completion of Repairs. Lender's acknowledgment of completion of any Repair in a manner satisfactory to Lender shall not be deemed a certification by Lender that the Repair has been completed in accordance with applicable building, zoning or other codes, ordinances, statutes, laws, regulations or requirements of any governmental authority or agency. Borrower shall at all times have the sole responsibility for insuring that all Repairs are completed in accordance with all such governmental requirements.

18. No Agency or Partnership. Nothing contained in this Agreement shall constitute Lender as a joint venturer, partner or agent of Borrower, or render Lender liable for any debts, obligations, acts, omissions, representations or contracts of Borrower.

19. Entire Agreement. This Agreement and the other Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements. There are no unwritten oral agreements between the parties. All prior or contemporaneous agreements, understandings, representations, and statements, oral or written, are merged into this Agreement and the other Loan Documents. Neither this Agreement nor any of its provisions may be waived, modified, amended, discharged, or terminated except in writing signed by the party against which the enforcement of the waiver, modification, amendment, discharge, or termination is sought, and then only to the extent set forth in that writing; provided, however, that in the event of a Transfer requiring Lender's consent under the terms of the Security Instrument, any one or more, or all, of the Modifications to Agreement set forth in Exhibit "D" (if any) may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute an original document and all of which together shall constitute one agreement.

      IN WITNESS WHEREOF, the undersigned have executed this Agreement effective as of the day and year first above written.

                                    BORROWER:

                                    POST RIDGE ASSOCIATES, LTD., LIMITED
                                       PARTNERSHIP, a Tennessee limited
                                       partnership, also known as POST RIDGE
                                       ASSOCIATES, LTD.

                                    By:   ConCap Equities, Inc., a Delaware
                                          corporation, its general partner
Borrower's Social Security or
Taxpayer Identification No.:
58-1763207
                                          By:  /s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE CORPORATION, a
                                       California corporation



                                    By: /s/Max W. Foore
                                       Max W. Foore
                                       Vice President

Prepared by, and after recording return to:

Bernice H. Cilley, Esquire
Troutman Sanders LLP
P.O. Box 1122 Richmond, Virginia 23218-1122


                        CROSS-COLLATERALIZATION AGREEMENT
                          (First Lien and Second Lien)

                                                                   Exhibit 10.92

                                               FHLMC Loan No. 002694271(First)
                                                              002704935 (Second)
                                                         Post Ridge Apartments

                        CROSS-COLLATERALIZATION AGREEMENT
                          (First Lien and Second Lien)

      THIS CROSS-COLLATERALIZATION AGREEMENT (this "Agreement") is made as of the 22nd day of October, 2003 between FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporation organized and existing under the laws of the United States of America ("Lender") and POST RIDGE ASSOCIATES, LTD., LIMITED PARTNERSHIP, a Tennessee limited partnership, also known as POST RIDGE ASSOCIATES, LTD.

                                    RECITALS

A. GMAC Commercial Mortgage Corporation, a California corporation ("Original Lender") made (i) a loan to Borrower in the original principal amount of $4,500,000.00 (the "First Lien Loan"), and (ii) a loan to Borrower in the original principal amount of $375,300.00 (the "Second Lien Loan"). The First Lien Loan is secured by a Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of December 20, 2001 and recorded in the Office of the County Clerk of Davidson County, Tennessee (the "Clerk's Office") as Instrument No. 20011228-0143685 (the "First Mortgage") upon real property identified in Exhibit A hereto and other property included within the definition of  "Mortgaged  Property"  in the First  Mortgage  and  constituting  or related to a residential multifamily apartment project known as Post Ridge Apartments. The Second Lien Loan is secured by a Multifamily Deed of Trust, Assignment of Rents and Security Agreement of even date with, and recorded in the Clerk's Office prior to, this Agreement. The First Mortgage was assigned by Original Lender to Lender by Assignment of Security Instrument dated as of December 20, 2001 and recorded in the Clerk's Office as Instrument No. 20011228-0143687. The Second Mortgage was assigned by Original Lender to Lender by Assignment of Security Instrument of even date with, and recorded in the Clerk's Office immediately prior to, this Agreement. The First Lien Loan and the Second Lien Loan shall be referred to, together, hereinafter as the "Post Ridge Loans". The First Mortgage and Second Mortgage are referred to, together, hereinafter as the "Post Ridge Mortgages".

B. Lender owns and is modifying, by Modification Agreement of even date herewith, another mortgage loan (the "Related Loan") to an affiliate of Borrower, secured by a Multifamily Deed to Secure Debt (the "Related Mortgage") upon another residential multifamily apartment project (the "Related Property"), all as more fully set forth in the following table:


   Related Loan Amount       Related Borrower    Related Property  Related Property
                                                       Name            Location

$5,400,000.00 - 1st        Foothill Chimney      Chimney Hill     Marietta (Cobb
mortgage                   Associates Limited    Apartments       County), GA
                           Partnership

C. Borrower acknowledges that a condition of Lender modifying the Related Loan and acquiring the Second Lien Loan is that the Mortgaged Property serves as collateral for the Related Loan and that the Related Property serves as collateral for the Post Ridge Loans. Borrower is executing this Agreement to satisfy such condition. Borrower further acknowledges that the benefits derived by Borrower from this Agreement and from that certain Related Cross-Collateralization Agreement entered into in connection with the Related Loan are equivalent to the burdens imposed upon Borrower and the Mortgaged Property by this Agreement, notwithstanding that the Post Ridge Loans and the Related Loan may be of differing amounts.


1. Definitions. For purposes of this Agreement, the following terms shall have the meanings indicated:

"Event of Default" shall have the meaning set forth in Section 4.

"Foreclosure" means a judicial or non-judicial foreclosure of or trustee's sale under either or both of the Post Ridge Mortgages or the Related Mortgage, a deed in lieu of such foreclosure or sale, a sale of any of the Total Property pursuant to lawful order of a court of competent jurisdiction in a bankruptcy case filed under Title 11 of the United States Code, or any other similar disposition of any of the Total Property.

"Fraudulent Transfer Laws" means Section 548 of Title 11 of the United States Code or any applicable provisions of comparable state law, including any provisions of the Uniform Fraudulent Conveyance Act or Uniform Fraudulent Transfer Act, as adopted under state law.

"Indebtedness" means the "Indebtedness" as defined in the Post Ridge Mortgages, exclusive of any sums payable by Borrower solely by reason of this Agreement.

"Loans" means the Post Ridge Loans and the Related Loan.

"Related Borrower" means the original borrower under the Related Loan and any successor to the interest of such borrower in the Related Property who acquires the Related Property subject to, or who assumes, the Related Mortgage.

"Related Cross-Collateralization Agreement" means the Cross-Collateralization Agreement of even date herewith, executed by the Related Borrower.

"Related Indebtedness" means the "Indebtedness" as defined in the Related Mortgage.

"Related Loan Documents" means the "Loan Documents" as defined in the Related Mortgage.

"Total Indebtedness" means the aggregate of the Indebtedness plus the Related Indebtedness.

"Total Loan Documents" means the "Loan Documents" as defined in the Post Ridge Mortgages and the Related Loan Documents. This Agreement is among the Loan Documents as defined in the Post Ridge Mortgages, and the Cross-Collateralization Agreement entered into in connection with the Related Loan is among the Related Loan Documents.

"Total Property" means the aggregate of the Mortgaged Property and the "Mortgaged Property" described in the Related Mortgage.

Capitalized terms not otherwise defined in this Agreement shall have the meanings set forth in the Post Ridge Mortgages.

2. Assumption and Integration of Related Indebtedness; Obligations Absolute. Borrower hereby acknowledges that:

      (a) Borrower shall pay not only the Indebtedness, but also all of the Related Indebtedness in accordance with the Related Loan Documents. Borrower and the Related Borrower are jointly and severally liable for the payment of the Total Indebtedness. Lender at its option may treat the Post Ridge Loans and the Related Loan as separate and independent obligations of Borrower, or may treat some or all of the Loans, and all or any part of the Total Indebtedness, as a single, integrated indebtedness of Borrower.

      (b) No invalidity, irregularity or unenforceability of all or any part of the Related Indebtedness shall affect, impair or be a defense to the recovery by Lender of the Indebtedness.

      (c) It is the intention of Lender and Borrower that Borrower's obligations to pay the Related Indebtedness shall be independent, primary, and absolute, and shall be performed without demand by Lender and shall be unconditional irrespective of the genuineness, validity, regularity or enforceability of any of the Related Loan Documents, and without regard to any circumstance, other than payment in full of the Related Indebtedness, which might otherwise constitute a legal or equitable discharge of a borrower, a mortgagor, a surety, or a guarantor. Borrower waives, to the fullest extent permitted by law, all rights to require Lender to proceed against the Related Borrower or against any guarantor of any of the Total Indebtedness or to pursue any other right or remedy Lender may now or hereafter have against the Related Borrower or any collateral for any of the Total Indebtedness.

3. Amendment of Post Ridge Mortgages to Grant Additional Security. The Post Ridge Mortgages are hereby amended to provide that the Post Ridge Mortgages secure the obligation of Borrower to pay the Related Indebtedness as well as the obligation of Borrower to pay the Indebtedness.

4. Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

      (a) a default or breach by Borrower of any  provision  of this  Agreement;
 and

      (b) any event or condition constituting an "Event of Default" under any of the Total Loan Documents.

5. Amendment of Post Ridge Mortgages to Provide for Cross-Default. The Post Ridge Mortgages are hereby amended to provide that any Event of Default under this Agreement shall constitute an Event of Default under the Post Ridge Mortgages.

6.    Remedies.

      (a) Upon the occurrence of an Event of Default, Lender, in its sole and absolute discretion, may exercise any or some or all of the following remedies, in such order and at such time or times as Lender shall elect:

            (i)  declare   immediately   due  and   payable  the  entire   Total
Indebtedness or any portion thereof; and

            (ii) exercise any or some or all of Lender's rights and remedies under this Agreement, any of the Total Loan Documents, or applicable law.

      (b) Lender may exercise such remedies in one or more proceedings, whether contemporaneous or consecutive or a combination of both, to be determined by Lender in its sole discretion. Lender may enforce its rights against the Mortgaged Property or the Total Property, or any portions of the Mortgaged Property or the Total Property, in such order and manner as Lender may elect in Lender's sole discretion. The enforcement of the Post Ridge Mortgages or the Related Mortgage or any other of the Total Loan Documents shall not constitute an election of remedies, and shall not limit or preclude the enforcement of the Post Ridge Mortgages or the Related Mortgage or any other of the Total Loan Documents, through one or more additional proceedings. Lender may bring any action or proceeding, including but not limited to foreclosure proceedings, without regard to the fact that one or more other proceedings may have been commenced elsewhere with respect to other of the Total Property or any portion thereof. Borrower, for itself and for any and all persons or entities now or in the future holding or claiming any lien on, security interest in, or other interest or right of any nature in or to any of the Mortgaged Property, hereby unconditionally and irrevocably waives any rights Borrower may have, now or in the future, whether at law or in equity, to require Lender to enforce or exercise any of Lender's rights or remedies under this Agreement, under the Post Ridge Mortgages, or under any other of the Total Loan Documents in any particular manner or order or in any particular state or county, or to apply the proceeds of any foreclosure in any particular manner or order.

      (c) No judgment obtained by Lender in any proceeding enforcing any of the Total Loan Documents shall merge any of the Total Indebtedness into that judgment, and all Total Indebtedness, which remains unpaid, shall remain a continuing obligation of Borrower. Notwithstanding any foreclosure of the Post Ridge Mortgages or the Related Mortgage, Borrower shall remain bound under this Agreement.

7. Application of Proceeds. Proceeds of the enforcement or foreclosure of the Post Ridge Mortgages or the Related Mortgage shall be applied to the payment of the Total Indebtedness (including prepayment premiums) in such order as Lender may determine in Lender's sole discretion.

8. Adjustment of Obligations. If Borrower's incurring of the obligation to pay the Related Indebtedness provided for in Section 2 above, or the amendment of the Post Ridge Mortgages provided for in Section 3 above, becomes subject to avoidance under any Fraudulent Transfer Law, then automatically, the Related Indebtedness for which Borrower will be liable and the amount of the Related Indebtedness for which the Mortgaged Property shall constitute security, shall be limited to the largest amount that would not be subject to avoidance under such Fraudulent Transfer Law.

9. Borrower's Rights of Subrogation, Etc. Until the Total Indebtedness has been paid in full and there has expired the maximum possible period thereafter during which any payment to Lender with respect to the Total Indebtedness could be deemed a preference under the United States Bankruptcy Code, Borrower shall have no right of, and hereby waives any claim for, subrogation, contribution, reimbursement or indemnity (whether contractual, statutory, equitable, under common law or otherwise) which Borrower has now or may have in the future against the Related Borrower or the Related Property or against any guarantor or security for any of the Total Indebtedness. Borrower understands that the exercise by Lender of certain rights and remedies contained in the Post Ridge Mortgages or the Related Mortgage may affect or eliminate Borrower's right of subrogation against the Related Borrower and that Borrower may therefore incur a partially or totally nonreimburseable liability under this Agreement. Nevertheless, Borrower hereby authorizes and empowers Lender, in Lender's sole and absolute discretion, to exercise any right or remedy, or any combination thereof, which may then be available.

 10. Subordination of Obligations to Borrower. Any indebtedness or other obligation of the Related Borrower held by Borrower shall be subordinate to the rights of Lender against the Related Borrower. If Lender so requests at a time when an Event of Default has occurred, Borrower shall enforce and collect any such indebtedness or other obligation as trustee for Lender and shall pay over to Lender any amount collected, on account of the Total Indebtedness.

11. Lender's Rights. At any time and from time to time and without the consent of, or notice to, Borrower, without incurring liability to Borrower, and without impairing or releasing Borrower's liability for the Related Indebtedness, Lender may:

       (a) change the manner, place or terms of payment, or change or extend the time of payment of, or renew, increase, accelerate or alter, any of the Related Indebtedness, any security for the Related Indebtedness, or any liability incurred directly or indirectly with respect to the Related Indebtedness;

       (b) take and hold security for the payment of any of the Related Indebtedness, and sell, exchange, release, surrender, realize upon or otherwise deal with in any manner and in any order any property pledged or mortgaged to secure any of the Related Indebtedness;

       (c) exercise or refrain from exercising any rights against Borrower, the Related Borrower, the Mortgaged Property, or the Related Property;

       (d) release or substitute any one or more endorsers, guarantors, or other obligors with respect to the Related Indebtedness;

       (e) settle or compromise the Related Indebtedness, or subordinate the payment of all or any part of the Related Indebtedness to the payment of any liability (whether due or not) of the Related Borrower to its creditors other than Lender; and

       (f) consent to or waive any breach by Borrower or the Related Borrower of, or any act, omission or default by Borrower or the Related Borrower under, this Agreement or any of the Total Loan Documents.

12. Waivers of Presentment, Marshalling, Certain Suretyship Defenses, etc.

      (a) With respect to its obligations under this Agreement and the Total Loan Documents, Borrower waives presentment, demand, and notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting such obligations.

      (b) Lender shall have the right to determine in its discretion whether and the order in which any or all of the Total Property or portions thereof shall be subjected to the remedies provided in the Total Loan Documents or applicable law. Lender shall have the right to determine in its discretion the order in which any or all portions of the Total Indebtedness are satisfied from the proceeds realized upon the exercise of such remedies. Borrower and any party who now or in the future acquires a lien on or security interest or other interest in any of the Mortgaged Property hereby unconditionally and irrevocably waives any and all right to require the marshalling of assets or to require that any of the Total Property or portions thereof be sold in the inverse order of alienation or in parcels or as an entirety in connection with the exercise of any such remedies.


13. Limited-Recourse Liability. Borrower's personal liability (liability beyond Borrower's interest in the Mortgaged Property) for the Related Indebtedness shall be limited to the same extent as the personal liability of the Related
Borrower is limited in the Related Loan Documents. Borrower shall have no personal liability for the exceptions to non-recourse liability set forth in
Section 9 of the Note for the Related Loan, except as may be specifically assumed in any Limited Guaranty or Guaranty executed by Borrower with respect to the Related Loan. Notwithstanding the foregoing, nothing herein shall be deemed to limit Lender's rights to exercise its remedies with respect to the Mortgaged Property, the Related Property or against the Borrower personally with respect to the exceptions to non-recourse liability in the Loan Documents relating to the Post Ridge Loans.

14.   Release Provisions.

      (a) Anything in the Post Ridge Mortgages to the contrary notwithstanding, Lender will release the Mortgaged Property from this Agreement and the lien created hereby only upon (i) payment in full of the Related Indebtedness, or
(ii) upon a release of the Related Property from the Related Cross-Collateralization Agreement, under the terms and conditions more particularly defined therein.

      (b) As a condition of any release under subsection (a) above, Lender must receive an endorsement to the title insurance policies insuring the Post Ridge Mortgages, redating each title insurance policy to the date of the recording of the release and, if applicable, assumption agreement, and confirming that notwithstanding the specified release, the Post Ridge Mortgages remain first priority and second priority liens, respectively, upon the Mortgaged Property subject only to the exceptions to insurance originally contained in the title insurance policies and any additional matters previously approved in writing by Lender.

15. Notices. All notices to Borrower under this Agreement shall be in writing and shall be given in the manner provided in the Post Ridge Mortgages for notices to Borrower. All notices to Lender by Borrower under this Agreement shall be in writing and shall be given in the manner in the Post Ridge Mortgages for notices to Lender.

16. Governing Law; Jurisdiction and Venue. This Agreement shall be governed by and construed in accordance with the laws of the State in which the Mortgaged Property is located. Borrower irrevocably submits to the jurisdiction of any federal or state court sitting in (i) the state or jurisdiction in which the Mortgaged Property or the Related Property is located, and (ii) the Commonwealth of Virginia, over any suit, action or proceeding arising out of or relating to this Agreement. Borrower hereby submits to the in personam jurisdiction of each such court in any matter involving this Agreement. Borrower irrevocably waives, to the fullest extent permitted under applicable law, any objections it may now or hereafter have to the venue of any suit, action or proceeding brought in any such court and any claim that the same has been brought in an inconvenient forum. Borrower acknowledges that it has received material and substantial consideration for the cross-collateralization of the Mortgaged Property and the Related Properties and that the foregoing venue provision is integral to the Lender's realization of its rights hereunder. Borrower further acknowledges that it is not in disparate bargaining position, that it is a commercial enterprise, with sophisticated financial, legal and economic experience, that the venue selections contained herein are not unreasonable, unjust, inconvenient or overreaching.

17. Captions, Cross References and Exhibits. The captions assigned to provisions of this Agreement are for convenience only and shall be disregarded in construing this Agreement. Any reference in this Agreement to a "Section", a "Subsection" or an "Exhibit" shall, unless otherwise explicitly provided, be construed as referring to a section of this Agreement, to a subsection of the section of this Agreement in which the reference appears or to an Exhibit attached to this Agreement. All Exhibits referred to in this Agreement are hereby incorporated by reference.

18. Number and Gender. Use of the singular in this Agreement includes the plural, use of the plural includes the singular, and use of one gender includes all other genders, as the context may require.

19. Statutes and Regulations. Any reference in this Agreement to a statute or regulation shall include all amendments to and successors to such statute or regulation, whether adopted before or after the date of this Agreement.

20. No Partnership. This Agreement is not intended to, and shall not, create a partnership or joint venture among the parties, and no party to this Agreement shall have the power or authority to bind any other party except as explicitly provided in this Agreement.

21. Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties and their respective heirs, successors, and assigns.

22. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity of any other provision, and all other provisions shall remain in full force and effect.

23. Waiver; No Remedy Exclusive. Any forbearance by a party to this Agreement in exercising any right or remedy given under this Agreement or existing at law or in equity shall not constitute a waiver of or preclude the exercise of that or any other right or remedy. Unless otherwise explicitly provided, no remedy under this Agreement is intended to be exclusive of any other available remedy, but each remedy shall be cumulative and shall be in addition to other remedies given under this Agreement or existing at law or in equity.

24. Third Party Beneficiaries. Neither any creditor of any party to this Agreement, nor any other person, is intended to be a third party beneficiary of this Agreement.

25. Course of Dealing. No course of dealing among the parties to this Agreement shall operate as a waiver of any rights of any party under this Agreement.

26. Further Assurances and Corrective Instruments. To the extent permitted by law, the parties shall, from time to time, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such supplements to this Agreement and such further instruments as may reasonably be required for carrying out the intention of or facilitating the performance of this Agreement.

27. No Party Deemed Drafter. No party shall be deemed the drafter of this Agreement, and this Agreement shall not be construed against either party as the drafter of the Agreement.

28. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS AGREEMENT THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.


                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    BORROWER:

                                    POST RIDGE ASSOCIATES, LTD., LIMITED
                                       PARTNERSHIP, a Tennessee limited
                                       partnership, also known as POST RIDGE
                                       ASSOCIATES, LTD.

                                    By:  ConCap Equities, Inc., a Delaware
                                            corporation, its general partner


                                         By:    /s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President





STATE OF COLORADO, DENVER County ss:

      On this ____ day of October, 2003, before me personally appeared Patti K. Fielding, Executive Vice President of ConCap Equities, Inc., a Delaware
corporation,   general  partner  of  Post  Ridge   Associates,   Ltd.,   Limited
Partnership, a Tennessee limited partnership, also known as Post Ridge Associates, Ltd. to me known to be the person who executed the foregoing instrument on behalf of said partnership and acknowledged the execution of the same to be the free act and deed of said partnership. Witness my hand and official seal.

My Commission Expires:


______________________________________________________________________________
                                                    Notary Public

                                     LENDER:

                                    FEDERAL HOME LOAN MORTGAGE CORPORATION



                                    By:   _________________________________
                                         Name: ____________________
                                         Title: _____________________





STATE OF __________________, _______________ County ss:

      On this ____ day of October, 2003, before me personally appeared _________________, _________________ of Federal Home Loan Corporation, to me
known to be the person who executed the foregoing instrument on behalf of said corporation and acknowledged the execution of the same to be the free act and deed of said corporation. Witness my hand and official seal.

My Commission Expires:


______________________________________________________________________________
                                                    Notary Public

Prepared by, and after recording return to:

Bernice H. Cilley, Esquire
Troutman Sanders LLP
P.O. Box 1122 Richmond, Virginia 23218-1122




                        CROSS-COLLATERALIZATION AGREEMENT

                                                                   Exhibit 10.93

                                                      FHLMC Loan No. 734079508
                                                       Chimney Hill Apartments

                        CROSS-COLLATERALIZATION AGREEMENT

      THIS CROSS-COLLATERALIZATION AGREEMENT (this "Agreement") is made as of the 22nd day of October, 2003 between FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporate instrumentality of the United States of America ("Lender") and FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP, a Georgia limited partnership ("Borrower").

                                    RECITALS

A. Lehman Brothers Holdings Inc. (doing business as Lehman Capital, A Division of Lehman Brothers Holdings Inc.), a Delaware corporation, (the "Original Lender") made a loan to Borrower in the original principal amount of Five Million Four Hundred Thousand and 00/100 Dollars ($5,400,000.00) (the "Loan"). The Loan is secured by a Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of November 30, 1995 and recorded in the Office of the Clerk of the Superior Court of Cobb County, Georgia (the "Clerk's Office") on December 21, 1995 in Book 9312, Page 205 (the "Original Mortgage"), upon real property identified in Exhibit A hereto and other property included within the definition of "Mortgaged Property" in the Mortgage and constituting or related to a residential multifamily apartment project known as Chimney Hill Apartments. The Original Mortgage was assigned by Original Lender to Lender by Assignment of Security Instrument, dated as of November 30, 1995 and recorded in the Clerk's Office on December 21, 1995 in Book 9312, Page 229.

B. Pursuant to the terms of a Modification Agreement of even date herewith by and between Lender and Borrower (the "Modification Agreement"), certain modifications and additions are being made to the Mortgage and the other documents evidencing and/or securing the Loan. A condition of Lender's agreement to execute the Modification Agreement, among others, is Borrower's execution of this Agreement. As used herein, the term "Mortgage" shall mean the Original Mortgage, as modified by the Modification Agreement.

C. Lender has purchased and is modifying, or is purchasing, other mortgage loans (collectively, the "Related Loans") to an affiliate of Borrower, secured by Multifamily Mortgages or Deeds of Trust (collectively, the "Related Mortgages") upon other residential multifamily apartment projects (collectively, the "Related Properties"), all as more fully set forth in the following table:


   Related Loan Amount       Related Borrower    Related Property  Related Property
                                                                        Location
                                                       Name

$4,500,000.00 - 1st        Post Ridge            Post Ridge       Nashville
mortgage                   Associates, Ltd.,     Apartments       (Davidson
                           Limited Partnership                    County), TN
$375,300.00 - 2nd mortgage Post Ridge            Post Ridge       Nashville
                           Associates, Ltd.,     Apartments       (Davidson
                           Limited Partnership                    County), TN

D. Borrower acknowledges that a condition of Lender modifying and/or purchasing the Loan and the Related Loans is that the Mortgaged
      Property serves as collateral for each of the Related Loans and that each of the Related Properties serves as collateral for the Loan.
      Borrower is executing this Agreement to satisfy such condition. Borrower further acknowledges that the benefits derived by Borrower from this Agreement and from those certain Cross-Collateralization Agreements entered into or to be entered into in connection with the Related Loans are equivalent to the burdens imposed upon Borrower and the Mortgaged Property by this Agreement, notwithstanding that the Loan and the Related Loans may be of differing amounts.

1. Definitions. For purposes of this Agreement, the following terms shall have the meanings indicated:

"Event of Default" shall have the meaning set forth in Section 4.

"Foreclosure" means a judicial or non-judicial foreclosure of or trustee's sale under the Mortgage or a Related Mortgage, a deed in lieu of such foreclosure or sale, a sale of any of the Total Property pursuant to lawful order of a court of competent jurisdiction in a bankruptcy case filed under Title 11 of the United States Code, or any other similar disposition of any of the Total Property.

"Fraudulent Transfer Laws" means Section 548 of Title 11 of the United States Code or any applicable provisions of comparable state law, including any provisions of the Uniform Fraudulent Conveyance Act or Uniform Fraudulent Transfer Act, as adopted under state law.

"Indebtedness" means the "Indebtedness" as defined in the Mortgage, exclusive of any sums payable by Borrower solely by reason of this Agreement.

"Loans" means the Loan and the Related Loans.

"Related Borrowers" means the original borrower under each of the Related Loans and any successor to the interest of each such borrower in any of the Related Properties who acquires such Related Property subject to, or who assumes, a Related Mortgage.

"Related Indebtedness" means the aggregate of the "Indebtedness" as defined in each of the Related Mortgages.

"Related Loan Documents" means the "Loan Documents" as defined in each of the Related Mortgages.

"Total Indebtedness" means the aggregate of the Indebtedness plus the Related Indebtedness.

"Total Loan Documents" means the "Loan Documents" as defined in the Mortgage and the Related Loan Documents. This Agreement is among the Loan Documents as defined in the Mortgage, and the Cross-Collateralization Agreements entered into in connection with the Related Loans are among the Related Loan Documents.

"Total Property" means the aggregate of the Mortgaged Property and the "Mortgaged Property" described in each of the Related Mortgages.

Capitalized terms not otherwise defined in this Agreement shall have the meanings set forth in the Mortgage.

2. Assumption and Integration of Related Indebtedness; Obligations Absolute. Borrower hereby acknowledges that:

      (a) Borrower shall pay not only the Indebtedness, but also all of the Related Indebtedness in accordance with the Related Loan Documents. Borrower and the Related Borrowers are jointly and severally liable for the payment of the Total Indebtedness. Lender at its option may treat the Loan and each of the Related Loans as separate and independent obligations of Borrower, or may treat some or all of the Loans, and all or any part of the Total Indebtedness, as a single, integrated indebtedness of Borrower.

      (b) No invalidity, irregularity or unenforceability of all or any part of the Related Indebtedness shall affect, impair or be a defense to the recovery by Lender of the Indebtedness.

      (c) It is the intention of Lender and Borrower that Borrower's obligations to pay the Related Indebtedness shall be independent, primary, and absolute, and shall be performed without demand by Lender and shall be unconditional irrespective of the genuineness, validity, regularity or enforceability of any of the Related Loan Documents, and without regard to any circumstance, other than payment in full of the Related Indebtedness, which might otherwise constitute a legal or equitable discharge of a borrower, a mortgagor, a surety, or a guarantor. Borrower waives, to the fullest extent permitted by law, all rights to require Lender to proceed against any Related Borrower or against any guarantor of any of the Total Indebtedness or to pursue any other right or remedy Lender may now or hereafter have against any Related Borrower or any collateral for any of the Total Indebtedness.

3. Amendment of Mortgage to Grant Additional Security. The Mortgage is hereby amended to provide that the Mortgage secures the obligation of Borrower to pay the Related Indebtedness as well as the obligation of Borrower to pay the Indebtedness.

4. Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

      (a) a default or breach by Borrower of any  provision  of this  Agreement;
 and

      (b) any event or condition constituting an "Event of Default" under any of the Total Loan Documents.

5. Amendment of Mortgage to Provide for Cross-Default. The Mortgage is hereby amended to provide that any Event of Default under this Agreement shall constitute an Event of Default under the Mortgage.

6.    Remedies.

      (a) Upon the occurrence of an Event of Default, Lender, in its sole and absolute discretion, may exercise any or some or all of the following remedies, in such order and at such time or times as Lender shall elect:

            (i)  declare   immediately   due  and   payable  the  entire   Total
Indebtedness or any portion thereof; and

            (ii) exercise any or some or all of Lender's rights and remedies under this Agreement, any of the Total Loan Documents, or applicable law.

      (b) Lender may exercise such remedies in one or more proceedings, whether contemporaneous or consecutive or a combination of both, to be determined by Lender in its sole discretion. Lender may enforce its rights against the Mortgaged Property or the Total Property, or any portions of the Mortgaged Property or the Total Property, in such order and manner as Lender may elect in Lender's sole discretion. The enforcement of the Mortgage or any Related Mortgage or any other of the Total Loan Documents shall not constitute an election of remedies, and shall not limit or preclude the enforcement of the Mortgage or any other Related Mortgage or any other of the Total Loan Documents, through one or more additional proceedings. Lender may bring any action or proceeding, including but not limited to foreclosure proceedings, without regard to the fact that one or more other proceedings may have been commenced elsewhere with respect to other of the Total Property or any portion thereof. Borrower, for itself and for any and all persons or entities now or in the future holding or claiming any lien on, security interest in, or other interest or right of any nature in or to any of the Mortgaged Property, hereby unconditionally and irrevocably waives any rights Borrower may have, now or in the future, whether at law or in equity, to require Lender to enforce or exercise any of Lender's rights or remedies under this Agreement, under the Mortgage, or under any other of the Total Loan Document in any particular manner or order or in any particular state or county, or to apply the proceeds of any foreclosure in any particular manner or order.

      (c) No judgment obtained by Lender in any proceeding enforcing any of the Total Loan Documents shall merge any of the Total Indebtedness into that judgment, and all Total Indebtedness, which remains unpaid, shall remain a continuing obligation of Borrower. Notwithstanding any foreclosure of the Mortgage or any of the Related Mortgages, Borrower shall remain bound under this Agreement.

7. Application of Proceeds. Proceeds of the enforcement or foreclosure of the Mortgage or any Related Mortgage shall be applied to the payment of the Total Indebtedness (including prepayment premiums) in such order as Lender may determine in Lender's sole discretion.

8. Adjustment of Obligations. If Borrower's incurring of the obligation to pay the Related Indebtedness provided for in Section 2 above, or the amendment of the Mortgage provided for in Section 3 above, becomes subject to avoidance under any Fraudulent Transfer Law, then automatically, the Related Indebtedness for which Borrower will be liable and the amount of the Related Indebtedness for which the Mortgaged Property shall constitute security, shall be limited to the largest amount that would not be subject to avoidance under such Fraudulent Transfer Law.

9. Borrower's Rights of Subrogation, Etc. Until the Total Indebtedness has been paid in full and there has expired the maximum possible period thereafter during which any payment to Lender with respect to the Total Indebtedness could be deemed a preference under the United States Bankruptcy Code, Borrower shall have no right of, and hereby waives any claim for, subrogation, contribution, reimbursement or indemnity (whether contractual, statutory, equitable, under common law or otherwise) which Borrower has now or may have in the future against any of the Related Borrowers or any of the Related Properties or against any guarantor or security for any of the Total Indebtedness. Borrower understands that the exercise by Lender of certain rights and remedies contained in the Mortgage or any one or more of the Related Mortgages may affect or eliminate Borrower's right of subrogation against a Related Borrower and that Borrower may therefore incur a partially or totally nonreimburseable liability under this Agreement. Nevertheless, Borrower hereby authorizes and empowers Lender, in Lender's sole and absolute discretion, to exercise any right or remedy, or any combination thereof, which may then be available.

10. Subordination of Obligations to Borrower. Any indebtedness or other obligation of a Related Borrower held by Borrower shall be subordinate to the rights of Lender against that Related Borrower. If Lender so requests at a time when an Event of Default has occurred, Borrower shall enforce and collect any such indebtedness or other obligation as trustee for Lender and shall pay over to Lender any amount collected, on account of the Total Indebtedness.

11. Lender's Rights. At any time and from time to time and without the consent of, or notice to, Borrower, without incurring liability to Borrower, and without impairing or releasing Borrower's liability for the Related Indebtedness, Lender may:

      (a) change the manner, place or terms of payment, or change or extend the time of payment of, or renew, increase, accelerate or alter, any of the Related Indebtedness, any security for the Related Indebtedness, or any liability incurred directly or indirectly with respect to the Related Indebtedness;
      (b) take and hold security for the payment of any of the Related Indebtedness, and sell, exchange, release, surrender, realize upon or otherwise deal with in any manner and in any order any property pledged or mortgaged to secure any of the Related Indebtedness;

      (c) exercise or refrain from exercising any rights against Borrower, any Related Borrower, the Mortgaged Property, or any Related Properties;

      (d) release or substitute any one or more endorsers, guarantors, or other obligors with respect to any of the Related Indebtedness;

      (e) settle or compromise any of the Related Indebtedness, or subordinate the payment of all or any part of the Related Indebtedness to the payment of any liability (whether due or not) of any Related Borrower to its creditors other than Lender; and

      (f) consent to or waive any breach by Borrower or any Related Borrower of, or any act, omission or default by Borrower or any Related Borrower under, this Agreement or any of the Total Loan Documents.

12. Waivers of Presentment, Marshalling, Certain Suretyship Defenses, etc.

      (a) With respect to its obligations under this Agreement and the Total Loan Documents, Borrower waives presentment, demand, and notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting such obligations.

      (b) Lender shall have the right to determine in its discretion whether and the order in which any or all of the Total Property or portions thereof shall be subjected to the remedies provided in the Total Loan Documents or applicable law. Lender shall have the right to determine in its discretion the order in which any or all portions of the Total Indebtedness are satisfied from the proceeds realized upon the exercise of such remedies. Borrower and any party who now or in the future acquires a lien on or security interest or other interest in any of the Mortgaged Property hereby unconditionally and irrevocably waives any and all right to require the marshalling of assets or to require that any of the Total Property or portions thereof be sold in the inverse order of alienation or in parcels or as an entirety in connection with the exercise of any such remedies.

13. Limited-Recourse Liability. Borrower's personal liability (liability beyond Borrower's interest in the Mortgaged Property) for the Related Indebtedness shall be limited to the same extent as the personal liability of the Related Borrowers is limited in the Related Loan Documents.

14.   Release Provisions.

      (a) Anything in the Mortgage to the contrary notwithstanding, Lender will release the Mortgaged Property from this Agreement and the lien created hereby only upon payment in full of the Indebtedness, or as set forth in Section 14(b) below.

      (b) Lender will release the Mortgaged Property from this Agreement upon the satisfaction of all of the following conditions:

(i) Lender has received from Borrower at least thirty (30) days' prior written notice of the date proposed for such release (the "Release Date"), which notice shall include the materials necessary to evidence Borrower's satisfaction of the conditions set forth below.

(ii) No Event of Default has occurred following the date of this Agreement and no event or circumstance exists on the Release Date which, with the giving of notice or the passage of time or both, could constitute such an Event of Default.

(iii) Borrower shall have paid to Lender in full all of Lender's costs and expenses; including, without limitation, attorneys' fees (outside and in-house counsel), in connection with the release of the Mortgaged Property.

(iv) Construction at the Mortgaged Property, as defined in the Modification Agreement and the Construction Agreement defined therein, shall be complete, as determined by Lender in its sole discretion, and the Mortgaged Property shall be leased to, and occupied by, residential tenants in accordance with the terms of the Mortgage.

(v) Lender shall have received and approved the Modification Policy Endorsement and the Revised Survey defined in the Modification Agreement.

(vi) The Mortgaged Property must meet the following requirement, as determined by Lender in Lender's sole and absolute discretion: The Mortgaged Property must have achieved, for six (6) consecutive months prior to the Release Date, on an annualized basis, a Debt Service Coverage Ratio of not less than 1.20:1. Borrower shall provide Lender with such financial statements and other information as Lender may require to make its determination hereunder, certified by the chief financial officer of Borrower as being true, correct and complete in all material respects. In addition, Lender, at Borrower's expense, may obtain an MAI appraisal of the Mortgaged Property in order to assist Lender in making its determination hereunder. As used in this Agreement, "Debt Service Coverage Ratio" shall mean the ratio of the Net Operating Income of the Mortgaged Property for a given month to the monthly payment of principal and interest due under the Note for such month; Net Operating Income shall mean the collected monthly rental income and other recurring income from the Mortgaged Property, as determined by Lender, minus Permitted Expenses; and "Permitted Expenses" shall mean actual monthly operating expenses, routine maintenance expenses (excluding interest, depreciation and amortization) and the required monthly escrow deposits established for the benefit of Lender in conjunction with the Loan.

      (c) As a condition of any release under subsection (b) above, Lender must receive an additional endorsement to the Modification Title Policy, redating the Modification Title Policy to the date of the recording of the release and confirming that, notwithstanding the release, the Mortgage remains a first priority lien upon the Mortgaged Property, subject only to the exceptions to insurance originally contained in the Modification Title Policy and any additional matters previously approved in writing by Lender.

      (d) Lender shall have the right to delegate the determinations to be made under this Section 14 to Servicer, as defined in the Modification Agreement.

15. Notices. All notices to Borrower under this Agreement shall be in writing and shall be given in the manner provided in the Mortgages for notices to Borrower. All notices to Lender by Borrower under this Agreement shall be in writing and shall be given in the manner in the Mortgage for notices to Lender.

16. Governing Law; Jurisdiction and Venue. This Agreement shall be governed by and construed in accordance with the laws of the State in which the Mortgaged Property is located. Borrower irrevocably submits to the jurisdiction of any federal or state court sitting in (i) any state or jurisdiction in which the Mortgaged Property or any of the Related Properties is located, and (ii) the Commonwealth of Virginia, over any suit, action or proceeding arising out of or relating to this Agreement. Borrower hereby submits to the in personam jurisdiction of each such court in any matter involving this Agreement. Borrower irrevocably waives, to the fullest extent permitted under applicable law, any objections it may now or hereafter have to the venue of any suit, action or proceeding brought in any such court and any claim that the same has been brought in an inconvenient forum. Borrower acknowledges that it has received material and substantial consideration for the cross-collateralization of the Mortgaged Property and the Related Properties and that the foregoing venue provision is integral to the Lender's realization of its rights hereunder. Borrower further acknowledges that it is not in disparate bargaining position, that it is a commercial enterprise, with sophisticated financial, legal and economic experience, that the venue selections contained herein are not unreasonable, unjust, inconvenient or overreaching.

17. Captions, Cross References and Exhibits. The captions assigned to provisions of this Agreement are for convenience only and shall be disregarded in construing this Agreement. Any reference in this Agreement to a "Section", a "Subsection" or an "Exhibit" shall, unless otherwise explicitly provided, be construed as referring to a section of this Agreement, to a subsection of the section of this Agreement in which the reference appears or to an Exhibit attached to this Agreement. All Exhibits referred to in this Agreement are hereby incorporated by reference.

18. Number and Gender. Use of the singular in this Agreement includes the plural, use of the plural includes the singular, and use of one gender includes all other genders, as the context may require.

19. Statutes and Regulations. Any reference in this Agreement to a statute or regulation shall include all amendments to and successors to such statute or regulation, whether adopted before or after the date of this Agreement.

20. No Partnership. This Agreement is not intended to, and shall not, create a partnership or joint venture among the parties, and no party to this Agreement shall have the power or authority to bind any other party except as explicitly provided in this Agreement.

21. Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties and their respective heirs, successors, and assigns.

22. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity of any other provision, and all other provisions shall remain in full force and effect.

23. Waiver; No Remedy Exclusive. Any forbearance by a party to this Agreement in exercising any right or remedy given under this Agreement or existing at law or in equity shall not constitute a waiver of or preclude the exercise of that or any other right or remedy. Unless otherwise explicitly provided, no remedy under this Agreement is intended to be exclusive of any other available remedy, but each remedy shall be cumulative and shall be in addition to other remedies given under this Agreement or existing at law or in equity.

24. Third Party Beneficiaries. Neither any creditor of any party to this Agreement, nor any other person, is intended to be a third party beneficiary of this Agreement.

25. Course of Dealing. No course of dealing among the parties to this Agreement shall operate as a waiver of any rights of any party under this Agreement.

26. Further Assurances and Corrective Instruments. To the extent permitted by law, the parties shall, from time to time, execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such supplements to this Agreement and such further instruments as may reasonably be required for carrying out the intention of or facilitating the performance of this Agreement.

27. No Party Deemed Drafter. No party shall be deemed the drafter of this Agreement, and this Agreement shall not be construed against either party as the drafter of the Agreement.

28. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS AGREEMENT THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    BORROWER:

                                    FOOTHILL CHIMNEY ASSOCIATES LIMITED
                                       PARTNERSHIP, a Georgia limited
                                       partnership

                                    By:  ConCap Equities, Inc., a Delaware
                                            corporation, its general partner



                                         By:    /s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                    Borrower's Social Security/Tax ID Number:
                                            94-2768342


Signed, sealed and delivered in the presence of:


_________________________________

Print Name: _____________________, Unofficial Witness



_________________________________
Notary Public, ____________ County,
________________


Date:  _______________

My Commission Expires: _______________

                                     LENDER:

                                    FEDERAL HOME LOAN MORTGAGE CORPORATION





                                    By:   _________________________________
                                         Name: ____________________
                                         Title: _____________________






Signed, sealed and delivered in the presence of:


_________________________________

Print Name: _____________________, Unofficial Witness



_________________________________
Notary Public, ____________ County,
________________


Date:  _______________

My Commission Expires: _______________

                                                                   Exhibit 10.94

                                                     FHLMC Loan No.  734079508
                                                       Chimney Hill Apartments


                          DEBT SERVICE ESCROW AGREEMENT


      This DEBT SERVICE ESCROW AGREEMENT ("Agreement") is executed as of the 22nd day of October, 2003 by and between FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP, a Georgia limited partnership ("Borrower") and FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporate instrumentality of the United States of America ("Lender") and its successors and assigns.

                                    RECITALS:

A. Lehman Brothers Holdings Inc. (doing business as Lehman Capital, A Division of Lehman Brothers Holdings Inc.), a Delaware corporation, (the "Original Lender") made a loan to Borrower in the original principal amount of Five Million Four Hundred Thousand and 00/100 Dollars ($5,400,000.00) (the "Loan"). The Loan is evidenced by the Note and secured by the Security Instrument and Loan Documents defined below. The Note, Security Instrument and other Loan Documents have been assigned by Original Lender to Lender.

B. As a condition to its approval of certain modifications to the Loan and the Loan Documents, as evidenced by that certain Modification Agreement of even date herewith (the "Modification Agreement"), Lender has required that Borrower execute this Debt Service Escrow Agreement and establish the Debt Service Escrow, to ensure that adequate funds are available, for among other things, the payment of any Monthly Deficit, as defined below, and to further secure Borrower's obligations under the Loan Documents, as modified, and to set forth the terms under which the Debt Service Escrow shall be maintained and governed.

                                   COVENANTS:

      NOW, THEREFORE, for and in consideration of the modification of the Loan, the mutual promises and covenants contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Lender and Borrower agree as follows:

1. Definitions. The following terms used in this Agreement shall have the meanings set forth below:

(a) "Debt Service Escrow" means the account established pursuant to this Agreement.

(b) "Escrow Period" means the period during which the Debt Service Escrow is held by Lender.

(c) "Jurisdiction" means the State in which the Property is located.

(d) "Loan" means the mortgage loan defined above, as evidenced by the Note and secured by the Security Instrument.

(e) "Loan Documents" means, collectively, the Note, Security Instrument, Modification Agreement and all other instruments and documents executed in connection with the Loan, as modified by the Modification Agreement.

(f) "Monthly Debt Service Coverage Ratio" means the ratio of the monthly Net Operating Income of the Property for a given month to the monthly payment of principal and interest due under the Note for that month. The Monthly Debt Service Coverage Ratio will be determined by Lender.

(g) "Monthly Deficit" means any difference between (i) the monthly payment of principal and interest due to Lender under the Note, and (ii) the monthly payment actually received from Borrower.

(h) "Net Operating Income" means the collected monthly rental income and other recurring income from the Property, as determined by Lender, minus Permitted Expenses. Net Operating Income shall be computed monthly on an unaudited basis and adjusted annually, if applicable, by audit to a precise basis.

(i) "Note" means the promissory note from Borrower to Lender evidencing the Loan.

(j) "Permitted Expenses" means actual monthly operating expenses, routine maintenance expenses (excluding interest, depreciation and amortization) and the required monthly deposits established for the benefit of Lender in connection with the Loan. Note: Pursuant to the Second Amendment to Replacement Reserve Agreement executed by Borrower and Lender of even date herewith, Borrower's obligation to make monthly deposits to the Replacement Reserve shall be waived during the Construction Period defined in the Modification Agreement.

(k) "Property" means the real property and improvements described on Exhibit "A" of this Agreement.

(l) "Required Debt Service Coverage Ratio" has the meaning defined in Section 5 below.

(m) "Security Instrument" means the deed to secure debt, encumbering the Property and securing Borrower's repayment of the Note.

2. Debt Service Escrow.

(a) Borrower shall deposit with Lender the sum of Three Hundred Seventy Five Thousand Three Hundred and 00/100 Dollars ($375,300.00) in the form of cash.

(b) Borrower and Lender agree that all moneys deposited into the Debt Service Escrow shall be held by Lender in an interest bearing account. Any interest earned on the funds shall be added to the principal balance of the Debt Service Escrow and disbursed in accordance with the provisions of this Agreement. Lender shall not be responsible for any losses resulting from investment of moneys in the Debt Service Escrow or for obtaining any specific level or percentage of earnings on such investment. Lender shall not be required to invest the Debt Service Escrow in accordance with the instructions of Borrower. Lender shall be entitled to deduct from the Debt Service Escrow a one-time fee for establishing the Debt Service Escrow in the amount of Two Hundred and 00/100 Dollars ($200.00).

(c) Subject to the pledge and security interest, and other rights of Lender set forth in this Agreement, the Debt Service Escrow shall be maintained for the purpose of assuring Lender that adequate funds are available for the payment of any Monthly Deficit during the Escrow Period and to further secure Borrower's obligations under the Loan Documents.

3. Operating Statements. Upon completion of Construction, as defined in the Modification Agreement, Borrower shall provide to Lender by the fifth (5th) day of each calendar month during the remaining term of this Agreement, a certified rent roll, together with monthly operating statements reflecting all items of income and expense in connection with the operation of the Property or in connection with any services provided in connection with the operation of the Property. This rent roll shall be prepared in accordance with generally accepted accounting principles consistently applied, and certified as true and complete by a principal of Borrower (who may rely upon Borrower's agent in making such certification, if such reliance is stated in the certification). In addition, upon request by Lender, Borrower shall provide to Lender any other information prepared or used by Borrower in connection with the operation of the Property.

4. Disbursements to Lender.

(a) During the Escrow Period, Borrower will make monthly principal and interest payments as required by the Note. Nothing contained in this Section shall relieve Borrower of the obligation to pay monthly principal and interest payments. Notwithstanding the foregoing, Lender shall have the right to deduct funds from the Debt Service Escrow at such times and in such amounts as Lender shall determine are necessary to cover any Monthly Deficit.

(b) Additional disbursements from the Debt Service Escrow may be made, at Lender's discretion, if Borrower fails to pay any escrows or other amounts due to Lender under the Loan Documents.

5. Release of Funds to Borrower.

            Lender will release and return to Borrower the balance of the Debt Service Escrow upon the satisfaction of the following conditions:

            (a) Lender has received from Borrower at least thirty (30) days' prior written notice of the date proposed for such release (the "Release Date"), which notice shall include the materials necessary to evidence Borrower's satisfaction of the conditions set forth below.

            (b) No Event of Default, as defined in the Security Instrument, has occurred following the date of this Agreement and no event or circumstance exists on the Release Date which, with the giving of notice or the passage of time or both, could constitute such an Event of Default.

            (c) Borrower shall have paid to Lender in full all of Lender's costs and expenses; including, without limitation, attorney's fees (outside and in-house counsel) in connection with the release.

            (d) Construction at the Property, as defined in the Modification Agreement and the Construction Agreement defined therein, shall be complete, as determined by Lender in its sole discretion, and the Property shall be leased to, and occupied by, residential tenants in accordance with the terms of the Security Instrument.

            (e) Lender shall have received and approved the Modification Policy Endorsement and the Revised Survey defined in the Modification Agreement.

            (f) The Property has achieved a Monthly Debt Service Coverage Ratio of 1.20:1 (on an annualized basis) for six (6) consecutive months, as determined by Lender (the "Required Debt Service Coverage Ratio").

            (g) Lender shall have the right to delegate the determinations to be made under this Section 5 to Servicer, as defined in the Modification Agreement.

6. Security Agreement. Borrower hereby conveys, pledges, transfers and grants to Lender a security interest pursuant to the Uniform Commercial Code of the Jurisdiction or any other applicable law in and to all money in the Debt Service Escrow, as that may increase or decrease from time to time.

7. Post Default. If Borrower defaults in the performance of its obligations under this Agreement or under any Loan Document, Lender and its successors and assigns shall have all remedies available to them under Article 9 of the Uniform Commercial Code of the Jurisdiction and under any other applicable law. In addition, Lender may retain all money in the Debt Service Escrow, including interest, and, Lender may apply such amounts, without restriction and without any specific order of priority, to the payment of any and all indebtedness or obligations of Borrower set forth in any Loan Documents, including, but not limited to, principal, interest, taxes, insurance, attorneys' fees actually incurred, repairs to the Property, and any expenses of collection and/or foreclosure.

8. Taxes. Any taxes due on any interest accruing on any moneys held in accordance with this Agreement shall be the sole obligation of Borrower, whether or not such moneys and interest are ultimately paid to or on behalf of Borrower.

9. Termination.

(a) If not sooner terminated by the release of the balance of the Debt Service Escrow to Borrower, as set forth in Section 5, this Agreement shall terminate upon payment in full of the indebtedness, principal and interest and all other sums due under the Note and the other Loan Documents.

(b) In addition to those items required by Section 3 above, Borrower agrees to provide Lender with financial statements and any other items as Lender may request in order to determine if the Required Debt Service Coverage Ratio has been achieved.

(c) Within sixty (60) days after termination of this Agreement, Lender shall pay to Borrower all funds remaining in the Debt Service Escrow.

10. No Amendment. Nothing contained in this Agreement shall be construed to amend, modify, alter, change or supersede the terms and provisions of any other Loan Document. If there is a conflict between the terms and provisions of this Agreement and those of any other Loan Document, then the terms and provisions of or such other Loan Document shall control.

11. Release Indemnity.


      (a) Release. Borrower covenants and agrees that, in performing any of its duties under this Agreement, none of Lender and Servicer or any of their respective agents or employees, shall be liable for any losses, costs or damages which may be incurred by any of them as a result thereof, except that no party will be released from liability for any losses, costs or damages arising out of the willful misconduct or gross negligence of such party.

      (b) Indemnity. Borrower hereby agrees to indemnify and hold harmless Lender, Servicer, and their respective agents and employees, against any and all losses, claim, damages, liabilities and expenses including, without limitation, reasonable attorneys' fees and costs, which may be imposed or incurred by any of them in connection with this Agreement, except that no such party will be indemnified from any losses, claims, damages, liabilities and expenses arising out of the willful misconduct or gross negligence of such party.

12. Choice of Law. This Agreement shall be construed and enforced in accordance with the laws of the Jurisdiction.

13. Successors and Assigns. Lender may assign its rights and interests under this Agreement in whole or in part and upon any such assignment, all the terms and provisions of this Agreement shall inure to the benefit of such assignee to the extent so assigned. The terms used to designate any of the parties herein shall be deemed to include the heirs, legal representatives, successors and assigns of such parties; and the term "Lender" shall also include any lawful owner, holder or pledgee of the Note. Reference herein to "person" or "persons" shall be deemed to include individuals and entities. Borrower may not assign its rights, interests, or obligations under this Agreement without first obtaining Lender's prior written consent.

14. Attorneys' Fees. In the event that Lender or its successors or assigns shall engage the services of an attorney to enforce the provisions of this Agreement against Borrower, then Borrower shall pay all costs of such enforcement, including any reasonable attorneys' fees and costs (including those of Lender's in-house counsel) actually incurred.

15. Remedies Cumulative. If Borrower defaults under this Agreement, Lender may exercise all or any one or more of its rights and remedies available under this Agreement or the Loan Documents, at law or in equity. Such rights and remedies shall be cumulative and concurrent, and may be enforced separately, successively or together, and Lender's exercise of any particular right or remedy shall not in any way prevent Lender from exercising any other right or remedy available to Lender. Lender may exercise any such remedies from time to time as often as may be deemed necessary by Lender.

16. Determinations by Lender. In any instance where the consent or approval of Lender may be given or is required, or where any determination, judgment or decision is to be rendered by Lender under this Agreement, the granting, withholding or denial of such consent or approval and the rendering of such determination, judgment or decision shall be made or exercised by Lender (or its designated representative) at its sole and exclusive option and in its sole and absolute discretion.

17. No Agency or Partnership. Nothing contained in this Agreement shall constitute Lender as a joint venturer, partner or agent of Borrower, or render Lender liable for any debts, obligations, acts, omissions, representations or contracts of Borrower.

18. Notifications. For the purpose of this Agreement, whenever Borrower is required to notify Lender, deliver documentation or other items to Lender, obtain Lender's consent or approval, or otherwise communicate with Lender, such notification, delivery, requests and communications shall be made to Lender at the address provided in the Modification Agreement.

19. Entire Agreement. This writing, together with references to this Agreement contained in the Modification Agreement, constitutes the entire agreement of the parties relative to the Debt Service Escrow. Any modification or amendment of this Agreement shall be ineffective unless in writing and signed by Lender and Borrower.

      20. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute an original document and all of which together shall constitute one agreement.


      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first above written.

                                    BORROWER:

                                    FOOTHILL CHIMNEY ASSOCIATES LIMITED
                                       PARTNERSHIP, a Georgia limited
                                       partnership

                                    By:  ConCap Equities, Inc., a Delaware
                                         corporation, its general partner



                                         By: /s/Patti K. Fielding
                                            Patti K. Fielding
                                            Executive Vice President

                                   94-2768742
                                    Borrower's Social Security/Employer ID
                                     Number

                                     LENDER:

                                    FEDERAL HOME LOAN MORTGAGE CORPORATION



                                    By:_______________________________________
                                      Name:
                                      Title

                                                                   Exhibit 10.95

                                                       FHLMC Loan No.  734079508
                                                       Chimney Hill Apartments

                SECOND MODIFICATION TO REPLACEMENT RESERVE AGREEMENT


      This SECOND MODIFICATION TO REPLACEMENT RESERVE AGREEMENT ("Second Modification"), dated as of this 22nd day of October, 2003, by FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP, a Georgia limited partnership ("Borrower") and FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporate instrumentally of the United States of America ("Lender").

                                    RECITALS:

1. Borrower and Lehman Brothers Holdings Inc. (doing business as Lehman Capitol, A Division of Lehman Brothers Holdings Inc.) ("Original Lender"), predecessor to Lender, entered into a certain Replacement Reserve Agreement dated as of November 30, 1995, as amended by Amendment to Replacement Reserve Agreement dated as of December 20, 1995 (together, the "Agreement"), in conjunction with a loan (the "Loan") from Original Lender to Borrower in the original principal amount of Five Million Four Hundred Thousand and 00/100 Dollars ($5,400,000.00).

2. The Loan is evidenced by a Multifamily Note dated as of November 30, 1995 (the "Note"), and secured by a Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement dated as of November 30, 1995 (the "Security Instrument"), encumbering property owned by Borrower in Cobb County, Georgia.

3. Lender is the current holder of the Note and the beneficiary of the Security Instrument and the Agreement.

4. Borrower and Lender now desire to modify and amend certain terms of the Loan, as more particularly set forth in the Modification Agreement (the "Modification Agreement") of even date between Borrower and Lender, and in conjunction therewith have agreed to modify the Agreement as set forth below.

5. All capitalized terms used in this Second Modification and not defined herein shall have the meanings defined in the Agreement.


                                 MODIFICATIONS:

1. Notwithstanding anything contained in the Agreement or the Security Instrument to the contrary, Lender defers its right to require Borrower to make monthly deposits to the Replacement Reserve Fund (collectively, "Monthly Deposits") until the expiration of the Construction Period defined in the Modification Agreement. Borrower's obligation to make Monthly Deposits shall be automatically reinstated upon the expiration of the Construction Period.

2. In all other respects, except as set forth in the Modification Agreement, the terms and conditions of the Security Instrument and the Agreement remain unchanged and, by their execution of this Second Modification, Borrower and Lender hereby ratify all such other terms and conditions in their entirety.

3. Borrower and Lender have entered into this Second Modification as of the date and year above written.

                                    FOOTHILL CHIMNEY ASSOCIATES LIMITED
                                    PARTNERSHIP, a Georgia limited partnership

                                    By:  ConCap Equities, Inc., a Delaware
                                            corporation, its general partner



                                         By:   /s/Patti K. Fielding
                                              Patti K. Fielding
                                              Executive Vice President

                                           Borrower's Social Security/Tax ID No.
                                           94-2768742

                                  FEDERAL HOME LOAN MORTGAGE CORPORATION, a corporate instrumentality of the United States of America



                                    By:
                                    Name:
                                    Title: