Form 10-Q
period 2004-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2004-05-14
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2004          2003
                                                           (Unaudited)      (Note)
Assets
   Cash and cash equivalents                                 $ 2,361        $ 1,537
   Receivables and deposits                                     1,027          1,163
   Restricted escrows                                             819            748
   Other assets                                                 2,038          1,504
   Investment properties:
      Land                                                     12,790         12,996
      Buildings and related personal property                 107,675        109,374
                                                              120,465        122,370
      Less accumulated depreciation                           (94,381)       (96,547)
                                                               26,084         25,823
                                                             $ 32,329      $ 30,775
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                           $ 630          $ 731
   Tenant security deposit liabilities                            471            510
   Accrued property taxes                                         653          1,247
   Other liabilities                                            1,064          1,107
   Distributions payable                                          715            715
   Due to affiliates                                              957             --
   Mortgage notes payable                                      65,469         67,900
                                                               69,959         72,210
Partners' Deficit
   General partners                                             (6,895)       (7,044)
   Limited partners (342,773 units issued and
      outstanding)                                            (30,735)       (34,391)
                                                              (37,630)       (41,435)
                                                             $ 32,329      $ 30,775

Note: The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                   Three Months Ended
                                                                        March 31,
                                                                  2004              2003
                                                                                 (Restated)

Revenues:
  Rental income                                               $  4,852           $  4,721
  Other income                                                     593                637
  Casualty gain                                                     44                 --
         Total revenues                                          5,489              5,358

Expenses:
  Operating                                                      2,253              2,534
  General and administrative                                       247                351
  Depreciation                                                     705                828
  Interest                                                       1,169              1,174
  Property taxes                                                   394                377
         Total expenses                                          4,768              5,264

Income from continuing operations                                  721                 94
(Loss) income from discontinued operations                         (54)                16
Gain on sale of discontinued operations                          3,141              6,149

Net income                                                    $  3,808           $  6,259

Net income allocated to general partners (4%)                 $    152           $    250
Net income allocated to limited partners (96%)                   3,656              6,009

                                                              $  3,808           $  6,259
Per limited partnership unit:
  Income from continuing operations                           $   2.12           $   0.26
  (Loss) income from discontinued operations                     (0.15)              0.05
  Gain on sale of discontinued operations                         8.70              17.22

Net income                                                    $  10.67           $  17.53

Distributions per limited partnership unit                    $     --           $   2.22

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2003                   342,773       $ (7,044)   $(34,391)   $(41,435)

Distributions to partners                   --             (3)         --          (3)

Net income for the three months
   ended March 31, 2004                     --            152       3,656       3,808

Partners' deficit at
   March 31, 2004                      342,773       $ (6,895)   $(30,735)   $(37,630)



         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income                                                       $ 3,808      $ 6,259
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                      739          919
     Amortization of loan costs                                         52           52
     Casualty gain                                                     (44)          --
     Loss on early extinguishment of debt                               48           13
     Gain on sale of discontinued operations                        (3,141)      (6,149)
     Change in accounts:
      Receivables and deposits                                         136          359
      Other assets                                                    (634)          10
      Accounts payable                                                  42          (79)
      Tenant security deposit liabilities                              (39)         (44)
      Accrued property taxes                                          (594)        (702)
      Other liabilities                                                (43)         297
      Due to affiliates                                                212          149
        Net cash provided by operating activities                      542        1,084

Cash flows from investing activities:
  Property improvements and replacements                            (1,796)        (816)
  Net (deposits to) withdrawals from restricted escrows                (71)         299
  Insurance proceeds from casualty                                      44           --
  Proceeds from sale of discontinued operations                      3,794        8,137
        Net cash provided by investing activities                    1,971        7,620

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (227)        (224)
  Repayment of mortgage note payable                                (2,204)      (4,229)
  Advances from affiliates                                             900           --
  Distributions to partners                                             (3)        (796)
  Payments on advances from affiliates                                (155)          --
        Net cash used in financing activities                       (1,689)      (5,249)

Net increase in cash and cash equivalents                              824        3,455

Cash and cash equivalents at beginning of period                     1,537        2,127
Cash and cash equivalents at end of period                         $ 2,361      $ 5,582

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest was approximately $1,277,000 and $1,366,000 for the three months ended March 31, 2004 and 2003, respectively.

At December 31, 2003,  property  improvements  and replacements of approximately
$243,000 were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Point West Apartments, as (loss) income from discontinued operations due to its sale in March 2004. In addition, the operations of South Port Apartments are shown as
(loss) income from discontinued operations due to its sale in March 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $282,000 and $295,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $212,000 and $252,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $21,000 and $27,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. During the three months ended March 31, 2003, an affiliate of the General Partner refunded the Partnership approximately $111,000 for overpayment of management reimbursements during 2002. At March 31, 2004, the Partnership owed an affiliate of the General Partner approximately $212,000 of accrued accountable administrative expenses. Subsequent to March 31, 2004, this amount was paid in full.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $68,000 under this provision of the Partnership Agreement to the General Partner during the three months ended March 31, 2003, which is included in general and administrative expenses. There were no such special management fees paid or earned during the three months ended March 31, 2004.

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

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $900,000 during the three months ended March 31, 2004 to assist with the construction of Belmont Place Apartments. During the same period, the Partnership repaid approximately $160,000, which included approximately $5,000 of interest. There were no such advances or repayments during the three months ended March 31, 2003. At March 31, 2004, the amount of the outstanding loans and accrued interest was approximately $745,000 and is included in Due to affiliates on the accompanying consolidated balance sheet. Interest on advances is charged at prime plus 2% or 6.00% at March 31, 2004. Interest expense was approximately $5,000 for the three months ended March 31, 2004. There was no interest expense for the three months ended March 31, 2003. Subsequent to March 31, 2004, the outstanding loan balance was paid in full.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $244,000. The Partnership was charged approximately $350,000 for 2003.

Note C - Casualty Gain

In November 2003, Lake Forest Apartments suffered water damage to some of the rental units. Insurance proceeds of approximately $44,000 were received during the three months ended March 31, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the three months ended March 31, 2004. The damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. Subsequent to March 31, 2004, the Partnership received insurance proceeds of approximately $190,000. The Partnership anticipates that it will record a gain of approximately $162,000 related to the casualty.

In October 2003, Citadel Village Apartments experienced damage due to a fire. Management is currently trying to estimate the costs to repair that damage but does not anticipate that the Partnership will record a loss related to this casualty.

Note D - Disposition of Investment Properties

On March 31, 2004, the Partnership sold Point West Apartments to an unrelated third party, for a gross sales price of $3,900,000. The net proceeds realized by the partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the three months ended March 31, 2004, as a result of this sale. The property's operations, a loss of approximately $54,000 and $17,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $208,000 and $198,000, respectively, are included in (loss) income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the three months ended March 31, 2004 due to the write off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the three months ended March 31, 2003, as a result of this sale. The property's operations, income of approximately $33,000 for the three months ended March 31, 2003, including revenues of approximately $340,000, are included in (loss) income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the three months ended March 31, 2003 due to the write-off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Redevelopment of Belmont Place Apartments

During 2003, the General Partner has determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, partnership reserves and loans from the General Partner. During the three months ended March 31, 2004, approximately $1,309,000 of construction cost were incurred. These expenditures included capitalized construction period interest of approximately $98,000 and capitalized tax expenses of approximately $60,000.

Note F - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of thirteen apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Apartments                                89%        91%
        Omaha, NE
      Arbours of Hermitage Apartments               93%        94%
        Nashville, TN
      Briar Bay Racquet Club Apartments             94%        90%
        Miami, FL
      Belmont Place                                  --         6%
        Marietta, GA
      Citadel Apartments                            92%        92%
        El Paso, TX
      Citadel Village Apartments                    83%        61%
        Colorado Springs, CO
      Foothill Place Apartments                     90%        83%
        Salt Lake City, UT
      Knollwood Apartments                          89%        96%
        Nashville, TN
      Lake Forest Apartments                        92%        94%
        Omaha, NE
      Nob Hill Villa Apartments                     86%        88%
        Nashville, TN
      Post Ridge Apartments                         90%        96%
        Nashville, TN
      Rivers Edge Apartments                        93%        92%
        Auburn, WA
      Village East Apartments                       60%        67%
        Cimarron Hills, CO

The increase in occupancy at Briar Bay Apartments is due to increased marketing efforts by management. The decrease in occupancy at Knollwood, Post Ridge and Village East Apartments is due to a more stringent tenant acceptance policy in order to create a more stable customer base. The increase in occupancy at Citadel Village and Foothill Place Apartments is due to a more aggressive marketing campaign and the use of competitive pricing strategies in their respective markets.

The General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, partnership reserves and loans from the General Partner.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $3,808,000, compared to net income of approximately $6,259,000 for the three months ended March 31, 2003. The decrease in net income is due to a decrease in the gain on sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of Point West Apartments, as (loss) income from discontinued operations due to its sale in March 2004. In addition, the operations of South Port Apartments are shown as
(loss) income from discontinued operations due to its sale in March 2003.

On March 31, 2004, the Partnership sold Point West Apartments to an unrelated third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the three months ended March 31, 2004, as a result of this sale. The property's operations, a loss of approximately $54,000 and $17,000 for the three months ended March 31, 2004 and 2003, respectively, including revenues of approximately $208,000 and $198,000, respectively, are included in (loss) income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the three months ended March 31, 2004 due to the write off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

On March 28, 2003, the Partnership sold South Port Apartments to an unrelated third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing cost of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the three months ended March 31, 2003, as a result of this sale. The property's operations, income of approximately $33,000 for the three months ended March 31, 2003, including revenues of approximately $340,000, are included in (loss) income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the three months ended March 31, 2003 due to the write-off of unamortized loan costs, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

Excluding the impact of the discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations for the three months ended March 31, 2004 was approximately $721,000 compared to income from continuing operations of approximately $94,000 for the three months ended March 31, 2003. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income and a casualty gain recognized in 2004 partially offset by a decrease in other income. Rental income increased due to a significant increase in occupancy at Citadel Village Apartments, as well as smaller increases at three other properties, and a decrease in bad debt expense at eight of the Partnership's properties partially offset by a decrease in average rental rates at six of the thirteen investment properties and decreases in occupancy at eight of the investment properties. Other income decreased due to decreases in late charges, lease cancellation fees and cleaning and damage fees at most of the investment properties.

In November 2003, Lake Forest Apartments suffered water damage to some of the rental units. Insurance proceeds of approximately $44,000 were received during the three months ended March 31, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the three months ended March 31, 2004. The damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. Management is currently trying to estimate the costs to repair the damaged units but does not anticipate that the Partnership will record a loss related to this casualty.

In October 2003, Citadel Village Apartments experienced damage due to a fire. Management is currently trying to estimate the costs to repair that damage but does not anticipate that the Partnership will record a loss related to this casualty.

Total expenses decreased due to decreases in operating, general and administrative and depreciation expenses. Operating expense decreased due to decreases in property and advertising expenses. Property and advertising expenses decreased due to the ongoing construction project at Belmont Place Apartments which resulted in the property not recognizing any property or advertising expense during the three months ended March 31, 2004. Depreciation expense decreased due to some fixed assets becoming fully depreciated at Foothill Place Apartments in 2003. General and administrative expense decreased due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement and a decrease in the 9% management fee on distributions from operating cash flows. Also included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership held cash and cash equivalents of approximately $2,361,000 compared to approximately $5,582,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $824,000 from the Partnership's year ended December 31, 2003, is due to approximately $542,000 of cash provided by operating activities and approximately $1,971,000 of cash provided by investing activities, partially offset by approximately $1,689,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds received from the sale of Point West Apartments and insurance proceeds received from the casualty at Lake Forest Apartments partially offset by net deposits to escrow accounts maintained by the mortgage lenders and property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, repayment of the mortgage encumbering Point West Apartments, distributions to the partners and payment on advances from an affiliate of the General Partner partially offset by advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $19,000 of capital improvements at The Apartments, consisting primarily of floor covering replacements, water heaters, and heating system upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $93,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During  the  three  months  ended  March 31,  2004,  the  Partnership  completed approximately $19,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $174,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Briar Bay Racquet Club Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $98,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Belmont Place Apartments

The General Partner has determined that Belmont Place Apartments suffered from severe structural defects in the building's foundation and as such, has demolished the property. The General Partner has designed and approved a redevelopment plan for the property that requires the complete demolition and reconstruction of the apartment complex. The property was completely demolished and site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, partnership reserves and loans from the General Partner. During the three months ended March 31, 2004, approximately $1,309,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $98,000 and capitalized tax expenses of approximately $60,000.

Citadel Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $3,000 of capital improvements at Citadel Apartments, consisting primarily of air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $141,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $26,000 of capital improvements at Citadel Village Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $41,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $52,000 of capital improvements at Foothill Place Apartments, consisting primarily of water heater and plumbing fixture installations, appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $196,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $15,000 of capital improvements at Knollwood Apartments, consisting primarily of water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $164,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $21,000 of capital improvements at Lake Forest Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $151,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $49,000 of capital improvements at Nob Hill Villa Apartments, consisting primarily of appliance and floor covering replacements, water heater replacements and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $211,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Point West Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $3,000 of capital improvements at Point West Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold on March 31, 2004.

Post Ridge Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Post Ridge Apartments, consisting primarily of parking area improvements and floor covering and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $74,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $57,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Village East Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $10,000 of capital improvements at Village East Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $65,469,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $42,280,000 and $173,000 due in 2005 and 2022, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2004             Unit             2003             Unit

Operations               $ --             $ --            $ 792            $ 2.22

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $3,000 and $4,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the three months ended March 31, 2004 and 2003, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 202,937.50 limited partnership units (the "Units") in the Partnership representing 59.21% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.21% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2004, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at March 31, 2004. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of March 31, 2004.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2004              $ 654                7.78%
                           2005              43,066               7.36%
                           2006                 797               7.54%
                           2007                 860               7.54%
                           2008                 928               7.54%
                        Thereafter           19,164               7.36%

                          Total             $65,469

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current report on Form 8-K dated March 31, 2004 and filed on April 13, 2004 disclosing the sale of Point West Apartments to an unrelated third party.

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

                                    Date: May 13, 2004

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


Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.