Form 10-Q
period 2004-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2004-08-16
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

                                       or

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

                                 (864) 239-1000
                         (Registrant's telephone number)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                             June 30,    December 31,
                                                               2004          2003
                                                           (Unaudited)         (Note)
Assets
   Cash and cash equivalents                                 $ 3,218        $ 1,537
   Receivables and deposits                                     1,162          1,163
   Restricted escrows                                           1,087            748
   Other assets                                                 2,022          1,504
   Investment properties:
      Land                                                     12,790         12,996
      Buildings and related personal property                 111,724        109,374
                                                              124,514        122,370
      Less accumulated depreciation                           (94,652)       (96,547)
                                                               29,862         25,823
                                                             $ 37,351      $ 30,775
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,944         $ 731
   Tenant security deposit liabilities                            470            510
   Accrued property taxes                                         902          1,247
   Other liabilities                                            1,137          1,107
   Distributions payable                                          715            715
   Mortgage notes payable                                      69,066         67,900
                                                               74,234         72,210
Partners' Deficit
   General partners                                             (6,867)       (7,044)
   Limited partners (342,773 units issued and
      outstanding)                                            (30,016)       (34,391)
                                                              (36,883)       (41,435)
                                                             $ 37,351      $ 30,775

Note: The consolidated balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                    2004        2003      2004       2003
                                                             (Restated)           (Restated)

Revenues:
  Rental income                                    $ 4,802    $ 4,924    $ 9,654    $ 9,645
  Other income                                         629        588      1,222      1,225
  Casualty gains                                       355         --        399         --
        Total revenues                               5,786      5,512     11,275     10,870

Expenses:
  Operating                                          2,538      2,133      4,791      4,667
  General and administrative                           263        271        510        622
  Depreciation                                         617        840      1,322      1,668
  Interest                                           1,171      1,168      2,340      2,342
  Property taxes                                       415        397        809        774
        Total expenses                               5,004      4,809      9,772     10,073
Income from continuing operations                      782        703      1,503        797
Loss from discontinued operations                      (33)       (37)       (87)       (21)
Gain on sale of discontinued operations                 --         --      3,141      6,149
Net income                                          $ 749      $ 666     $ 4,557    $ 6,925

Net income allocated to general partners (4%)       $ 30        $ 27      $ 182      $ 277
Net income allocated to limited partners (96%)         719        639      4,375      6,648

                                                    $ 749      $ 666     $ 4,557    $ 6,925

Per limited partnership unit:
Income from continuing operations                  $ 2.19      $ 1.98    $ 4.20     $ 2.24
Loss from discontinued operations                     (.09)      (.12)      (.24)      (.07)
Gain on sale of discontinued operations                 --         --       8.80      17.22
Net income                                         $ 2.10      $ 1.86    $ 12.76    $ 19.39

Distributions per limited partnership unit          $ --      $ 10.50     $ --      $ 12.72

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2003                   342,773       $ (7,044)   $(34,391)   $(41,435)

Distributions to partners                   --             (5)         --          (5)

Net income for the six months
   ended June 30, 2004                      --            182       4,375       4,557

Partners' deficit at
   June 30, 2004                       342,773       $ (6,867)   $(30,016)   $(36,883)


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2004      2003
Cash flows from operating activities:
  Net income                                                    $ 4,557      $ 6,925
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,358        1,796
   Amortization of loan costs                                        98          103
   Casualty gains                                                  (399)          --
   Loss on early extinguishment of debt                              48           13
   Gain on sales of discontinued operations                      (3,141)      (6,149)
   Change in accounts:
      Receivables and deposits                                        1          164
      Other assets                                                 (515)        (375)
      Accounts payable                                              304         (307)
      Tenant security deposit liabilities                           (40)         (20)
      Accrued property taxes                                       (345)        (281)
      Other liabilities                                              30          387
      Due from affiliates                                            --          149
       Net cash provided by operating activities                  1,956        2,405

Cash flows from investing activities:
  Property improvements and replacements                         (5,141)      (1,621)
  Net (deposits to) withdrawals from restricted escrows            (339)         310
  Insurance proceeds from casualties                                399           --
  Net proceeds from sales of discontinued operations              3,794        8,137

       Net cash (used in) provided by investing activities       (1,287)       6,826

Cash flows from financing activities:
  Proceeds from mortgage notes payable                            3,810           --
  Loan costs paid                                                  (149)          --
  Repayment of mortgage notes payable                            (2,204)      (4,229)
  Payments on mortgage notes payable                               (440)        (437)
  Distributions to partners                                          (5)      (4,395)
  Advances from affiliates                                          900           --
  Payments on advances from affiliates                             (900)          --
       Net cash provided by (used in) financing activities        1,012       (9,061)
Net increase in cash and cash equivalents                         1,681          170
Cash and cash equivalents at beginning of period                  1,537        2,127
Cash and cash equivalents at end of period                      $ 3,218      $ 2,297

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $2,487,000 and $2,629,000 for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004 and December 31, 2003, property improvements and replacements of approximately $1,052,000 and $243,000, respectively, were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Point West Apartments, as loss from discontinued operations due to its sale in March 2004. In addition, the operations of South Port Apartments are shown as loss from discontinued operations due to its sale in March 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $545,000 and $581,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and discontinued operations.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $402,000 and $416,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $21,000 and $33,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $68,000 under this provision of the Partnership Agreement to the General Partner during the six months ended June 30, 2003, which is included in general and administrative expenses. There were no such special management fees paid or earned during the six months ended June 30, 2004.

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

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $900,000 during the six months ended June 30, 2004 to assist with the construction of Belmont Place Apartments. During the same period, the Partnership repaid approximately $905,000, which included approximately $5,000 of interest. There were no such advances or repayments during the six months ended June 30, 2003. Interest on advances is charged at prime plus 2% or 6.00% at June 30, 2004. Interest expense was approximately $5,000 for the six months ended June 30, 2004. There was no interest expense for the six months ended June 30, 2003. Subsequent to June 30, 2004, the Partnership received an advance of approximately $1,584,000 to pay construction invoices for Belmont Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $244,000 and $350,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In October 2003, Citadel Village Apartments suffered fire damage to five apartment units. Insurance proceeds of approximately $92,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $92,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of the rental units. Insurance proceeds of approximately $44,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. During the six months ended June 30, 2004, the Partnership received insurance proceeds of approximately $190,000, which included approximately $29,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $161,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of the rental units. Insurance proceeds of approximately $47,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

Note D - Disposition of Investment Properties

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the six months ended June 30, 2004, as a result of this sale. The property's operations, a loss of approximately $39,000 and $30,000 for the six months ended June 30, 2004 and 2003, respectively, including revenues of approximately $189,000 and $397,000, respectively, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the six months ended June 30, 2004 due to the write off of unamortized loan costs, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the six months ended June 30, 2003, as a result of this sale. The property's operations, income of approximately $22,000 for the six months ended June 30, 2003, including revenues of approximately $327,000, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the six months ended June 30, 2003 due to the write-off of unamortized loan costs, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Note E - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves and loans from the General Partner. During the six months ended June 30, 2004, approximately $4,491,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $198,000 and capitalized property tax expense of approximately $111,000.

Note F - Second Mortgage Financing

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Lake Forest Apartments. The modification of terms consisted of an interest rate of 7.43%, a payment of approximately $44,000 due on July 1, 2004 and monthly payments of approximately $42,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $5,255,000 is due. The previous terms consisted of monthly payments of approximately $51,000 with a stated interest rate of 7.13% through the maturity date of October 1, 2021, at which time the loan was scheduled to be fully amortized.

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Citadel Apartments. The modification of terms consisted of an interest rate of 8.55%, a payment of approximately $38,000 due on July 1, 2004 and monthly payments of approximately $33,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $3,748,000 is due. The previous terms consisted of monthly payments of approximately $40,000 with a stated interest rate of 8.25% through the maturity date of March 1, 2020, at which time the loan was scheduled to be fully amortized.

Note G - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of thirteen apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Apartments (1)                            89%        92%
        Omaha, NE
      Arbours of Hermitage Apartments               93%        94%
        Nashville, TN
      Briar Bay Racquet Club Apartments             92%        92%
        Miami, FL
      Belmont Place                                  --         3%
        Marietta, GA
      Citadel Apartments                            92%        94%
        El Paso, TX
      Citadel Village Apartments (2)                83%        72%
        Colorado Springs, CO
      Foothill Place Apartments                     86%        87%
        Salt Lake City, UT
      Knollwood Apartments (3)                      88%        96%
        Nashville, TN
      Lake Forest Apartments                        94%        95%
        Omaha, NE
      Nob Hill Villa Apartments (3)                 85%        94%
        Nashville, TN
      Post Ridge Apartments (3)                     90%        96%
        Nashville, TN
      Rivers Edge Apartments (2)                    96%        91%
        Auburn, WA
      Village East Apartments                       69%        69%
        Cimarron Hills, CO

(1) The General Partner attributes the decrease in occupancy at The Apartments to damage sustained in an ice storm in February 2004 which caused many tenants to vacate the property.

(2) The General Partner attributes the increase in occupancy at Citadel Village and Rivers Edge Apartments to a more aggressive marketing campaign and the use of competitive pricing strategies in the local market.

(3) The General Partner attributes the decrease in occupancy at Knollwood, Nob Hill Villa and Post Ridge Apartments to a more stringent tenant acceptance policy in order to create a more stable customer base.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2004 was approximately $749,000 and $4,557,000, compared to net income of approximately $666,000 and $6,925,000 for the three and six months ended June 30, 2003, respectively. The decrease in net income for the six months ended June 30, 2004 is due to the recognition in 2004 of a smaller gain on sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of Point West Apartments as loss from discontinued operations due to its sale in March 2004. In addition, the operations of South Port Apartments are shown as loss from discontinued operations due to its sale in March 2003.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the six months ended June 30, 2004, as a result of this sale. The property's operations, a loss of approximately $39,000 and $30,000 for the six months ended June 30, 2004 and 2003, respectively, including revenues of approximately $189,000 and $397,000, respectively, are included in loss from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the six months ended June 30, 2004 due to the write off of unamortized loan costs, which is also included in loss from discontinued operations.

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,149,000 for the six months ended June 30, 2003, as a result of this sale. The property's operations, income of approximately $22,000 for the six months ended June 30, 2003 is included in loss from discontinued operations. The Partnership also recorded a loss on early extinguishment of debt of approximately $13,000 for the six months ended June 30, 2003 due to the write-off of unamortized loan costs, which is also included in loss from discontinued operations.

Excluding the discontinued operations and gain on sales, the Partnership's income from continuing operations for the three and six months ended June 30, 2004 was approximately $782,000 and $1,503,000, respectively, compared to income from continuing operations of approximately $703,000 and $797,000 for the corresponding periods in 2003. Income from continuing operations decreased for the three month period due to an increase in total expenses partially offset by an increase in total revenues. Income from continuing operations increased for the six month period due to an increase in total revenues and a decrease in total expenses.

Total revenues for the three month period increased due to an increase in other income and the recognition of casualty gains partially offset by a decrease in rental income. Other income increased due to an increase in resident application fees partially offset by a decrease in lease cancellation fees at most of the investment properties. Rental income decreased due to a decrease in occupancy at nine of the investment properties. Total revenues for the six month period increased due to casualty gains recognized in 2004 and a slight increase in rental income. Rental income increased slightly due to increases in occupancy at three investment properties and the average rental rate at five investment properties and a decrease in bad debt expense at five investment properties offset by a decrease in occupancy at eight investment properties.

In October 2003, Citadel Village Apartments suffered fire damage to five apartment units. Insurance proceeds of approximately $92,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $92,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of the rental units. Insurance proceeds of approximately $44,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. During the six months ended June 30, 2004, the Partnership received insurance proceeds of approximately $190,000, which included approximately $29,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $161,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of the rental units. Insurance proceeds of approximately $47,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses for the three month period increased due to an increase in operating expense partially offset by a decrease in depreciation expense. Total expenses for the six month period decreased due to decreases in general and administrative and depreciation expenses partially offset by an increase in operating expense. Operating expense for both periods increased due to an increase in maintenance expense. For the six month period, this increase was partially offset by a decrease in property expense. Maintenance expense increased primarily due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments. Property expense for the six month period decreased due to the ongoing construction project at Belmont Place Apartments which resulted in the property not incurring any property expense for the period. Depreciation expense for both periods decreased due to the building at Foothill Place Apartments becoming fully depreciated in 2003 and due to no depreciation being charged at Belmont Place Apartments during 2004 while the property is being constructed.

General and administrative expense for the six month period decreased due to a decrease in management fees paid to the General Partner in connection with distributions made from operations. Included in general and administrative expenses for both periods are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $3,218,000 compared to approximately $2,297,000 at June 30, 2003. The increase in cash and cash equivalents of approximately $1,681,000 from the Partnership's year ended December 31, 2003, is due to approximately $1,956,000 of cash provided by operating activities and approximately $1,012,000 of cash provided by financing activities, partially offset by approximately $1,287,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from mortgage notes payable and advances received from an affiliate of the General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's properties, repayment of the mortgage encumbering Point West Apartments, repayment of advances and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders, partially offset by insurance proceeds received and net proceeds from the sale of Point West Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Lake Forest Apartments. The modification of terms consisted of an interest rate of 7.43%, a payment of approximately $44,000 due on July 1, 2004 and monthly payments of approximately $42,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $5,255,000 is due. The previous terms consisted of monthly payments of approximately $51,000 with a stated interest rate of 7.13% through the maturity date of October 1, 2021, at which time the loan was scheduled to be fully amortized.

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.36% at June 30, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Citadel Apartments. The modification of terms consisted of an interest rate of 8.55%, a payment of approximately $38,000 due on July 1, 2004 and monthly payments of approximately $33,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $3,748,000 is due. The previous terms consisted of monthly payments of approximately $40,000 with a stated interest rate of 8.25% through the maturity date of March 1, 2020, at which time the loan was scheduled to be fully amortized.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

The Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $339,000 of capital improvements at The Apartments, consisting primarily of floor covering replacements, water heaters, and heating system upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional
$146,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $60,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $139,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $28,000 of capital improvements at Briar Bay Racquet Club Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $84,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Belmont Place Apartments

During 2003 the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the building's foundation and as such, has demolished the property. The General Partner has designed and approved a redevelopment plan for the property that requires the complete demolition and reconstruction of the apartment complex. The property was completely demolished and site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, partnership reserves and loans from the General Partner. During the six months ended June 30, 2004, approximately $4,491,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $198,000 and capitalized property tax expense of approximately $111,000.

Citadel Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $9,000 of capital improvements at Citadel Apartments, consisting primarily of air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $135,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $396,000 of capital improvements at Citadel Village Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $49,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $192,000 of capital improvements at Foothill Place Apartments, consisting primarily of water heater and plumbing fixture installations, appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $56,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $72,000 of capital improvements at Knollwood Apartments, consisting primarily of water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $107,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $114,000 of capital improvements at Lake Forest Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $64,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $95,000 of capital improvements at Nob Hill Villa Apartments, consisting primarily of appliance and floor covering replacements, water heater replacements and plumbing fixtures. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $165,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Point West Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $3,000 of capital improvements at Point West Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold on March 31, 2004.

Post Ridge Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $72,000 of capital improvements at Post Ridge Apartments, consisting primarily of parking area improvements and floor covering and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $35,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $57,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Village East Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $44,000 of capital improvements at Village East Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $31,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $69,066,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $42,280,000 due in 2005, $3,810,000 due in 2007, $9,003,000 due in 2014 and $173,000 due in 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands except per unit data):


                      Six Months          Per           Six Months          Per
                        Ended           Limited           Ended           Limited
                       June 30,       Partnership        June 30,       Partnership
                         2004             Unit             2003             Unit

Operations               $ --             $ --            $ 792            $ 2.22
Sale (1)                    --               --            3,743            10.50
Total                    $ --             $ --            $4,535           $12.72

(1) Proceeds from the sale of Southport Apartments in March 2003.

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $5,000 and $4,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2004 and 2003, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,491.50 limited partnership units (the "Units") in the Partnership representing 59.37% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2004, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at June 30, 2004. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of June 30, 2004.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2004              $ 440                7.78%
                           2005              43,066               7.36%
                           2006                 797               7.54%
                           2007               4,670               7.19%
                           2008                 928               7.54%
                        Thereafter           19,165               7.54%

                          Total             $69,066

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index Attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

                  Current report on Form 8-K dated March 31, 2004 and filed on April 13, 2004 disclosing the sale of Point West Apartments to a third party.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 16, 2004

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

      10.63 Multifamily Note dated November 30, 1995 between Briar Bay Apartments, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.64 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.65 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.66 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.67 Multifamily Note dated November 30, 1995 between CCP IV Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.68 Multifamily Note dated November 30, 1995 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.69 Multifamily Note dated November 30, 1995 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      10.71 Exercise of the remaining portion of the option (as defined in the Gordon Agreement), dated December 8, 1994 between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995).

      10.75 Mortgage and Security Agreement dated November 18, 1997, between Southport CCP IV, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc., a Delaware Corporation (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1998).

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

      10.82 Purchase and Sale Contract dated September 26, 2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2000).

      10.83 First Amendment to Purchase and Sale Contract dated October 26, 2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  2000).

      10.84 Second Amendment to Purchase and Sale Contract dated October 31, 2000 between ConCap Stratford Associates, Ltd., a Texas Limited Partnership, and First Worthing Company Limited, a Texas Limited Partnership (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  2000).

      10.85       Multifamily   Note  dated   September   27,   2001   between
                  Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and AIMCO Properties, L.P., a Delaware limited partnership, in favor of GMAC Commercial Mortgage Corporation, a California corporation (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                  2001).

      10.86 Multifamily Note dated December 20, 2001 between Post Ridge Associates, Ltd., a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001).

      10.87 Purchase and Sale Contract dated January 14, 2003 between South Port CCP IV, L.L.C., a South Carolina limited liability company, and Warren Lortie Associates, Inc., a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  2003).

      10.88 Reinstatement and First Amendment of Purchase and Sale Contract between South Port IV, L.L.C., a South Carolina limited liability company, and Warren Lortie Associates, Inc., a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003).

      10.89 Form of Multifamily Note dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  2000).

      10.90 Form of Replacement Reserve Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003).

      10.91 Form on Repair Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  2003).

      10.92 Form of Cross-Collateralization Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003).

      10.93 Form of Cross-Collateralization Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.)

      10.94 Form of Debt Service Escrow Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Homes Loan Mortgage Corporation, a corporate instrumentality of the United States of America. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.)

      10.95 Form of Second Modification to Replacement Reserve Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Homes Loan Mortgage Corporation, a corporate instrumentality of the United States of America. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003.)

      10.96 Purchase and Sale Contract between Point West Associates Limited Partnership, a Georgia limited partnership, as Seller and Focus Development, Inc., a Georgia corporation, as
                  Purchaser, effective November 17, 2003. (Incorporated by reference to Form 8-K dated March 31, 2004).

      10.97 First Amendment to Purchase and Sale Contract dated January 23, 2004 between Point West Associates Limited Partnership, a Georgia limited partnership, as Seller and Focus Development, Inc., a Georgia corporation, as Purchaser. (Incorporated by reference to Form 8-K dated March 31, 2004).

      10.98 Multifamily Note dated June 21, 2004 between Concap Citadel Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Bank.

      10.99       Replacement  Reserve  Agreement  dated June 21, 2004 between
                  Concap   Citadel   Associates,    Ltd.   a   Texas   limited
                  partnership, and GMAC Commercial Mortgage Bank.

      10.100 Allonge and Amendment to Multifamily Note dated June 21, 2004 between Concap Citadel Associates, Ltd., a Texas
                  limited   partnership,   and  Federal  Home  Loan   Mortgage
                  Corporation.

      10.101 Multifamily Note dated June 8, 2004 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and GMAC Commercial Mortgage Bank.

      10.102      Replacement  Reserve  Agreement  dated  June 8,  2004  between
                  Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and GMAC Commercial Mortgage Bank.

      10.103 Allonge and Amendment to Multifamily Note dated June 8, 2004 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and Federal Home Loan Mortgage Corporation.

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

Date: August 16, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  executive  officer  of
                                    the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


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

Date: August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice     President     of    ConCap
                                    Equities,  Inc.,  equivalent of the
                                    chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 10.98



                                                        FHLMC Loan No. 002759993
                                                              Citadel Apartments

                                MULTIFAMILY NOTE
                          MULTISTATE - ADJUSTABLE RATE
                              REVISION DATE 3-25-04

US $1,310,000.00                           Effective Date:   as of June 21, 2004

      FOR VALUE RECEIVED, the undersigned (together with such party's or parties' successors and assigns, "Borrower"), jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE BANK, a Utah industrial bank, the principal sum of One Million Three Hundred Ten Thousand and 00/100 Dollars (US $1,310,000.00), with interest on the unpaid principal balance as hereinafter provided.

1.    Defined Terms.

(a) As used in this Note:

            "Adjustable Interest Rate" means the variable annual interest rate calculated for each Interest Adjustment Period so as to equal the Index Rate for such Interest Adjustment Period (truncated at the fifth (5th) decimal place if necessary) plus the Margin. However, in no event will the Adjustable Interest Rate exceed the Capped Interest Rate.

            "Amortization Period" means a period of -0- full consecutive calendar months.

            "Base Recourse" means a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note.

            "Business Day" means any day other than a Saturday, a Sunday or any other day on which Lender is not open for business.

            "Capped Interest Rate" is not applicable, there is no Capped Interest Rate for the Loan.

            "Default Rate" means a variable  annual  interest rate equal to four
            (4) percentage points above the Adjustable Interest Rate in effect from time to time. However, at no time will the Default Rate exceed the Maximum Interest Rate.

            "Index  Rate"  means,  for  any  Interest   Adjustment  Period,  the
            Reference Bill(R) Index Rate for such Interest Adjustment Period.

            "Installment Due Date" means, for any monthly installment of interest only or principal and interest, the date on which such monthly installment is due and payable pursuant to Section 3 of this Note. The "First Installment Due Date" under this Note is August 1, 2004.

            "Interest Adjustment Period" means each successive one (1) calendar month period until the entire Indebtedness is paid in full, except that the first Interest Adjustment Period is the period from the date of this Note through June 30, 2004. Therefore, the second Interest Adjustment Period shall be the period from July 1, 2004 through July 31, 2004, and so on until the entire Indebtedness is paid in full.

            "Lender" means the holder from time to time of this Note.

            "LIBOR Index" means the British Bankers Association's (BBA) one (1) month LIBOR Rate for United States Dollar deposits, as displayed on the LIBOR Index Page used to establish the LIBOR Index Rate.

            "LIBOR Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the BBA's LIBOR Rate for the LIBOR Index released by the BBA most recently preceding the first day of such Interest Adjustment Period, as such LIBOR Rate is displayed on the LIBOR Index Page. The LIBOR Index Rate for the first Interest Adjustment Period means the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index released by the BBA most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as such LIBOR Rate is displayed on the LIBOR Index Page. "LIBOR Index Page" is the Bloomberg L.P., page "BBAM", or such other page for the LIBOR Index as may replace page BBAM on that service, or at the option of Lender
            (i) the applicable page for the LIBOR Index on another service which electronically transmits or displays BBA LIBOR Rates, or (ii) any publication of LIBOR rates available from the BBA. In the event the BBA ceases to set or publish a LIBOR rate/interest settlement rate for the LIBOR Index, Lender will designate an alternative index, and such alternative index shall constitute the LIBOR Index Rate.

            "Loan" means the loan evidenced by this Note.

            "Lockout Period" is not applicable, there is no Lockout Period under this Note.

            "Margin" means three (3.00) percentage points (300 basis points).

            "Maturity Date" means the earlier of (i) July 1, 2007 (the "Scheduled Maturity Date"), and (ii) the date on which the unpaid principal balance of this Note becomes due and payable by acceleration or otherwise pursuant to the Loan Documents or the exercise by Lender of any right or remedy under any Loan Document.

            "Maximum Interest Rate" means the rate of interest that results in the maximum amount of interest allowed by applicable law.

            "Reference Bills(R)" means the unsecured general obligations of the Federal Home Loan Mortgage Corporation ("Freddie Mac") designated by Freddie Mac as "Reference Bills(R)" and having original durations to maturity most comparable to the term of the Reference Bill Index, and issued by Freddie Mac at regularly scheduled auctions. In the event Freddie Mac shall at any time cease to designate any unsecured general obligations of Freddie Mac as "Reference Bills", then at the option of Lender (i) Lender may select from time to time another unsecured general obligation of Freddie Mac having original durations to maturity most comparable to the term of the Reference Bill Index and issued by Freddie Mac at regularly scheduled auctions, and the term "Reference Bills" as used in this Note shall mean such other unsecured general obligations as selected by Lender; or (ii) for any one or more Interest Adjustment Periods, Lender may use the applicable LIBOR Index Rate as the Index Rate for such Interest Adjustment Period(s).

            "Reference  Bill  Index"  means  the  one  month  Reference   Bills.
            One-month reference bills have original durations to maturity of approximately 30 days.

            "Reference Bill Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of such Interest Adjustment Period, as displayed on the Reference Bill Index Page. The Reference Bill Index Rate for the first Interest Adjustment Period means the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as displayed on the Reference Bill Index Page. The "Reference Bill Index Page" is the Freddie Mac Debt Securities Web Page (accessed via the Freddie Mac internet site at www.freddiemac.com), or at the option of Lender, any publication of Reference Bills auction results available from Freddie Mac. However, if Freddie Mac has not conducted a Reference Bill auction within the 60-calendar day period prior to the first day of an Interest Adjustment Period, the Reference Bill Index Rate for such Interest Adjustment Period will be the LIBOR Index Rate for such Interest Adjustment Period.

            "Remaining Amortization Period" means, at any point in time, the number of consecutive calendar months equal to the number of months in the Amortization Period minus the number of scheduled monthly installments of principal and interest that have elapsed since the date of this Note.

            "Security Instrument" means the multifamily mortgage, deed to secure debt or deed of trust effective as of the effective date of this Note, from Borrower to or for the benefit of Lender and securing this Note.

            "Window Period" means the three (3) consecutive calendar month period prior to the Scheduled Maturity Date.

            "Yield Maintenance Period" means the period from and including the day following the expiration of the Lockout Period (or if there is no Lockout Period, from and including the date of this Note) until but not including N/A.

(b) Other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at c/o GMAC Commercial Mortgage Corporation, 200 Witmer Road, P.O. Box 809, Horsham, Pennsylvania 19044, Attn:
                  Servicing-Account Manager, or such other place as may be designated by Notice to Borrower from or on behalf of Lender.

3.                Payments.

(a) Interest will accrue on the outstanding principal balance of this Note at the Adjustable Interest Rate, subject to the provisions of Section 8 of this Note.

(b) Interest under this Note shall be computed, payable and allocated on the basis of an actual/360 interest calculation schedule (interest is payable for the actual number of days in each month, and each month's interest is calculated by multiplying the unpaid principal amount of this Note as of the first day of the month for which interest in being calculated by the applicable Adjustable Interest Rate, dividing the product by 360, and multiplying the quotient by the number of days in the month for which interest is being calculated). For convenience in determining the amount of a monthly installment of principal and interest under this Note, Lender will use a 30/360 interest calculation payment schedule (each year is treated as consisting of twelve 30-day months). However, as provided above, the portion of the monthly installment actually payable as and allocated to interest will be based upon an actual/360 interest calculation schedule, and the amount of each installment attributable to principal and the amount attributable to interest will vary based upon the number of days in the month for which such installment is paid. Each monthly payment of principal and interest will first be applied to pay in full interest due, and the balance of the monthly payment paid by Borrower will be credited to principal.

(c) Unless disbursement of principal is made by Lender to Borrower on the first day of a calendar month, interest for the period beginning on the date of disbursement and ending on and including the last day of such calendar month shall be payable by Borrower simultaneously with the execution of this Note. If disbursement of principal is made by Lender to Borrower on the first day of a calendar month, then no payment will be due from Borrower at the time of the execution of this Note. The Installment Due Date for the first monthly installment payment under Section 3(d) of interest only or principal and interest, as applicable, will be the First Installment Due Date set forth in Section 1(a) of this Note. Except as provided in this
                  Section 3(c) and in Section 10, accrued interest will be payable in arrears.

(d) Beginning on the First Installment Due Date, and continuing until and including the monthly installment due on the Maturity Date, accrued interest only shall be payable by Borrower in consecutive monthly installments due and payable on the first day of each calendar month. The amount of the monthly installment of interest only payable pursuant to this
                  Section 3(d) on an Installment Due Date shall equal the product of (i) annual interest on the unpaid principal balance of this Note as of the first day of the Interest Adjustment Period immediately preceding the Installment Due Date at the Adjustable Interest Rate in effect for such Interest Adjustment Period, divided by 360, multiplied by (ii) the number of days in such Interest Adjustment Period.

(e)               All  remaining  Indebtedness,   including  all  principal  and
                  interest, shall be due and payable by Borrower on the Maturity Date.

(f) Lender shall provide Borrower with notice, given in the manner specified in the Security Instrument, of the amount of each monthly installment due under this Note. However, if Lender has not provided Borrower with prior notice of the monthly payment due on any Installment Due Date, then Borrower shall pay on that Installment Due Date an amount equal to the monthly installment payment for which Borrower last received notice. If Lender at any time determines that Borrower has paid one or more monthly installments in an incorrect amount because of the operation of the preceding sentence, or because Lender has miscalculated the Adjustable Interest Rate or has otherwise miscalculated the amount of any monthly installment, then Lender shall give notice to Borrower of such determination. If such determination discloses that Borrower has paid less than the full amount due for the period for which the determination was made, Borrower, within 30 calendar days after receipt of the notice from Lender, shall pay to Lender the full amount of the deficiency. If such determination discloses that Borrower has paid more than the full amount due for the period for which the determination was made, then the amount of the overpayment shall be credited to the next installment(s) of interest only or principal and interest, as applicable, due under this Note (or, if an Event of Default has occurred and is continuing, such overpayment shall be credited against any amount owing by Borrower to Lender).

(g) All payments under this Note shall be made in immediately available U.S. funds.

(h) Any regularly scheduled monthly installment of interest only or principal and interest payable pursuant to this Section 3 that is received by Lender before the date it is due shall be deemed to have been received on the due date for the purpose of calculating interest due.

(i) Any accrued interest remaining past due for 30 days or more, at Lender's discretion, may be added to and become part of the unpaid principal balance of this Note and any reference to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any amount added to principal pursuant to the Loan Documents shall bear interest at the applicable rate or rates specified in this Note and shall be payable with such interest upon demand by Lender and absent such demand, as provided in this Note for the payment of principal and interest.

(j) In accordance with Section 14, interest charged under this Note cannot exceed the Maximum Interest Rate. If the
                  Adjustable Interest Rate at any time exceeds the Maximum Interest Rate, resulting in the charging of interest hereunder to be limited to the Maximum Interest Rate, then any subsequent reduction in the Adjustable Interest Rate shall not reduce the rate at which interest under this Note accrues below the Maximum Interest Rate until the total amount of interest accrued hereunder equals the amount of interest which would have accrued had the Adjustable Interest Rate at all times been in effect.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply the amount received to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured by, among other things, the Security Instrument, and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, any prepayment premium payable under Section 10, and all other amounts payable under this Note and any other Loan Document, shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance. For purposes of exercising such option, Lender shall calculate the prepayment premium as if prepayment occurred on the date of acceleration. If prepayment occurs thereafter, lender shall recalculate the prepayment premium as of the actual prepayment date.

7.                Late Charge.

(a) If any monthly installment of interest or principal and interest or other amount payable under this Note or under the Security Instrument or any other Loan Document is not received in full by Lender within five (5) days after the installment or other amount is due, counting from and including the date such installment or other amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such installment or other amount due (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted).

(b) Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Section represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to
                  Section 8.

8.                Default Rate.

(a) So long as (i) any monthly installment under this Note remains past due for thirty (30) days or more or (ii) any other Event of Default has occurred and is continuing, then notwithstanding anything in Section 3 of this Note to the contrary, interest under this Note shall accrue on the unpaid principal balance from the Installment Due Date of the first such unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at the Default Rate.

(b) From and after the Maturity Date, the unpaid principal balance shall continue to bear interest at the Default Rate until and including the date on which the entire principal balance is paid in full.

(c) Borrower acknowledges that (i) its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, (ii) during the time that any monthly installment under this Note is delinquent for thirty (30) days or more, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities; and (iii) it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for thirty
                  (30) days or more or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.                Limits on Personal Liability.

(a) Except as otherwise provided in this Section 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and to any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any other obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the amount of the Base Recourse, plus any other amounts for which Borrower has personal liability under this Section 9.

(c) In addition to the Base Recourse, Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of the occurrence of any of the following events:

     (i) Borrower fails to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence. However, Borrower will not be personally liable for any failure described in this subsection (i) if Borrower is unable to pay to Lender all Rents and security deposits as required by the Security Instrument because of a valid order issued in a bankruptcy, receivership, or similar judicial proceeding.

(ii) Borrower fails to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument. However, Borrower will not be personally liable for any failure described in this subsection (ii) if Borrower is unable to apply insurance or condemnation proceeds as required by the Security Instrument because of a valid order issued in a bankruptcy, receivership, or similar judicial proceeding.

(iii) Borrower fails to comply with Section 14(g) or (h) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(iv) Borrower fails to pay when due in accordance with the terms of the Security Instrument the amount of any item below marked "Deferred"; provided however, that if no item is marked "Deferred", this Section 9(c)(iv) shall be of no force or effect

                  [Deferred]  Hazard  Insurance   premiums  or  other  insurance
                  premiums, [Collect] Taxes, [Deferred] water and sewer charges (that could become a lien on the Mortgaged Property),
                  [N/A]       ground rents,
                  [Deferred]  assessments  or other charges (that could become a lien on the Mortgaged Property)

(d) In addition to the Base Recourse, Borrower shall be personally liable to Lender for:

(i) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters);

(ii)              the costs of any audit  under  Section  14(g) of the  Security
                  Instrument; and

(iii) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Section 9, including Attorneys' Fees and Costs and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(e) All payments made by Borrower with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument and the other Loan Documents shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(f) Notwithstanding the Base Recourse, Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default:

(i)               Borrower's  ownership  of any  property  or  operation  of any
                  business   not   permitted  by  Section  33  of  the  Security
                  Instrument;

(ii) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or

(iii) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(g)               To the extent that Borrower has personal  liability under this
                  Section 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Section 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.               Voluntary and Involuntary Prepayments.

(a) Any receipt by Lender of principal due under this Note prior to the Scheduled Maturity Date, other than principal required to be paid in monthly installments pursuant to Section 3, constitutes a prepayment of principal under this Note. Without limiting the foregoing, any application by Lender, prior to the Scheduled Maturity Date, of any proceeds of collateral or other security to the repayment of any portion of the unpaid principal balance of this Note constitutes a prepayment under this Note.

(b) Borrower may not voluntarily prepay any portion of the principal balance of this Note during the Lockout Period, if a Lockout Period is applicable to this Note. However, if any portion of the principal balance of this Note is prepaid during the Lockout Period by reason of the application by Lender of any proceeds of collateral or other security to any portion of the unpaid principal balance of this Note or following a determination that the prohibition on voluntary prepayments during the Lockout Period is in contravention of applicable law, then Borrower must also pay to Lender upon demand by Lender, a prepayment premium equal to five percent (5.0%) of the amount of principal being prepaid.

(c) Following the end of the Lockout Period, Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a Notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Unless otherwise expressly provided in the Loan Documents, Borrower may not voluntarily prepay less than all of the unpaid principal balance of this Note.

(d) Borrower acknowledges that Lender has agreed that principal may be prepaid other than on the last calendar day of a month only because, for the purposes of the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of the month in which the prepayment occurs.

(e) In order to voluntarily prepay all or any part of the principal of this Note, Borrower must also pay to Lender, together with the amount of principal being prepaid, (i) all accrued and unpaid interest due under this Note, plus (ii) all other sums due to Lender at the time of such prepayment, plus
                  (ii) any prepayment premium calculated pursuant to Section 10(f).

(f) Except as provided in Section 10(g), a prepayment premium shall be due and payable by Borrower in connection with any prepayment of principal under this Note during the Yield Maintenance Period. The prepayment premium shall be 1.0% of the amount of principal being prepaid.

(g) Notwithstanding any other provision of this Section 10, no prepayment premium shall be payable with respect to (i) any prepayment made during the Window Period, or (ii) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument, or (iii) any prepayment of the entire principal balance of this Note that occurs on or after the [N/A]. Installment Due Date under this Note with the proceeds of a fixed interest rate or fixed-to-float interest rate mortgage loan that is the subject of a binding commitment for purchase between the Freddie Mac and a Freddie Mac-approved Program Plus(R) Seller/Servicer.

(h) Unless Lender agrees otherwise in writing, a permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments.

(i) Borrower recognizes that any prepayment of any of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from an Event of Default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment. Borrower further acknowledges that any lockout and the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the lockout and prepayment premium provisions.

11.               Costs  and  Expenses.   To  the  fullest   extent  allowed  by
                  applicable law, Borrower shall pay all expenses and costs, including Attorneys' Fees and Costs incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Borrower and all endorsers and guarantors of this Note and all other third party obligors waive presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the Maximum Interest Rate. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of this Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of this Note.

15. Commercial Purpose. Borrower represents that Borrower is incurring the Indebtedness solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16.               Counting  of  Days.   Except  where   otherwise   specifically
                  provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the Property Jurisdiction.

18. Captions. The captions of the Sections of this Note are for convenience only and shall be disregarded in construing this Note.

19.               Notices; Written Modifications.

(a) All Notices, demands and other communications required or permitted to be given pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

(b) Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument that requires Lender's consent, any or some or all of the Modifications to Multifamily Note set forth in Exhibit A to this Note may be modified or rendered void by Lender at Lender's option, by Notice to Borrower and the transferee, as a condition of Lender's consent.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note may be litigated in the Property Jurisdiction. The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have jurisdiction over all controversies that shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise. However, nothing in this Note is intended to limit any right that Lender may have to bring any suit, action or proceeding relating to matters arising under this Note in any court of any other jurisdiction.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.
22.               State-Specific Provisions. N/A

          ATTACHED EXHIBIT. The Exhibit noted below, if marked with an "X" in the space provided, is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, and in consideration of the Lender's agreement to lend Borrower the principal amount set forth above, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative.

                                    CONCAP CITADEL ASSOCIATES, LTD., a Texas
                                       limited partnership

                                    By:  CCP/IV Citadel GP, L.L.C., a South
                                         Carolina limited liability company, its
                                         general partner

                                     By: Consolidated Capital Properties IV, a
                                         California limited partnership,
                                         doing business in Texas as
                                         Consolidated Capital Properties IV,
                                         Ltd., its sole member

                                      By:  ConCap Equities, Inc., a Delaware
                                           corporation, its general partner



                                       By:  /s/Patti K. Fielding
                                            Patti K. Fielding
                                            Executive Vice President



                                   75-2470355
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE
CORPORATION, WITHOUT RECOURSE.

GMAC COMMERCIAL MORTGAGE BANK, a Utah
   industrial loan corporation



   By:   /s/Max W. Foore
   Name: Max W. Foore
   Title:Limited Signer



FHLMC Loan No. 002759993

                                                                   Exhibit 10.99


                                                        FHLMC Loan No. 002759993
                                                              Citadel Apartments

                          REPLACEMENT RESERVE Agreement
                           (REVISION DATE 01-31-2003)

      This REPLACEMENT RESERVE AGREEMENT ("Agreement") is made and entered into, to be effective as of June 21, 2004, by and between CONCAP CITADEL ASSOCIATES, LTD., a Texas limited partnership ("Borrower"), and GMAC COMMERCIAL MORTGAGE BANK, a Utah industrial bank ("Lender") and its successors and assigns.

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

(c) "Improvements" means the buildings, Personal Property and improvements situated upon the Land, currently constituting a multifamily apartment project known as Citadel Apartments.

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

(g) "Loan" means the loan from Lender to Borrower in the original principal amount of One Million Three Hundred Ten Thousand and 00/100 Dollars ($1,310,000.00), as evidenced by the Note and secured by the Security Instrument.

(h) "Minimum Disbursement Request Amount" means Two Thousand Five Hundred and 00/100 Dollars ($2,500.00).

(i)   "Monthly   Deposit"  means  the  amount  of  Five  Thousand  Four  Hundred
      Thirty-Seven and 00/100 Dollars ($5,437.00) per month to be deposited into the Replacement Reserve Fund in accordance with this Agreement.

(j)   "Property" means the Land and Improvements.

(k) "Replacement Reserve Deposit" means the Initial Deposit, the Monthly Deposit and/or the Revised Monthly Deposit, as appropriate.

(l) "Replacement Reserve Fund" means the account established pursuant to this Agreement to defray the costs of Capital Replacements.

(m) "Review Period" means the period ending 36 months after the first monthly payment date.

(n)   "Revised   Monthly  Deposit"  means  the  amount  per  month  that  Lender determines Borrower must deposit in the Replacement Reserve Fund during any Subsequent Review Period.

(o) "Security Instrument" means the mortgage, deed of trust, deed to secure debt, or other similar security instrument encumbering the Property and securing Borrower's performance of its Loan obligations.

(p) "Subsequent Review Period" means the period of N/A months commencing either (i) at the termination of the Review Period or (ii) at the termination of a prior Subsequent Review Period. There may be more than one Subsequent Review Period.

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

(b)   Investment  of  Deposits.  Borrower  and Lender  agree that Lender shall hold all moneys deposited into the Replacement Reserve Fund in an interest bearing account, and any interest earned on such moneys shall be added to the principal balance of the Replacement Reserve Fund and disbursed in accordance with the provisions of this Agreement. Borrower acknowledges and agrees that it shall not have the right to direct Lender as to any specific investment of moneys in the Replacement Reserve Fund. Lender shall not be responsible for any losses resulting from investment of moneys in the Replacement Reserve Fund or for obtaining any specific level or percentage of earnings on such investment. Lender shall be entitled to deduct the Investment Fee from the Replacement Reserve Fund for establishing the Replacement Reserve Fund.

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

5. Inspection. Lender or any representative of Lender may periodically inspect any Capital Replacement in process and upon completion during normal business hours or at any other reasonable time upon reasonable prior written notice to Borrower (except in an emergency, as determined by Lender in its discretion or after an Event of Default, in which event no such prior notice shall be required). Lender shall be entitled to deduct the Inspection Fee from the Replacement Reserve Fund for performing any such inspection. If Lender, in its sole discretion, retains a professional inspection engineer or other qualified third party to inspect any Capital Replacement, Lender also shall be entitled to deduct from the Replacement Reserve Fund an amount sufficient to pay all reasonable fees and expenses charged by such third party inspector.

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

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
Agreement:

      ------
        X       Exhibit A       Legal Description of the Land (required)
      ------

      ------
        X       Exhibit B       Capital Replacements (required)
      ------

      ------
                Exhibit C       Modifications to Agreement
      ------

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first written above.

                                    BORROWER:

                                    CONCAP CITADEL ASSOCIATES, LTD., a Texas
                                       limited partnership
Borrower's Social Security or
Taxpayer Identification No.         By:  CCP/IV Citadel GP, L.L.C., a South
Carolina
75-2470355                                 Limited liability company, its
                                           general partner

                                         By: Consolidated Capital Properties
                                               IV, a California limited
                                               partnership, its sole member

                                             By:  ConCap Equities, Inc., a
                                                   Delaware corporation, its
                                                   general partner



                                                  By:  /s/Patti K. Fielding
                                                      Patti K. Fielding
                                                      Executive Vice President

                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE BANK, a Utah
                                       industrial bank



                                    By:   /s/Max W. Foore
                                    Name: Max W. Foore
                                    Title:Limited Signer

                                                                  Exhibit 10.100



                                        Old Freddie Mac Loan Number: 002728532
                                        New Freddie Mac Loan Number: 002759985
                                                              Citadel Apartments


                  ALLONGE AND AMENDMENT TO MULTIFAMILY NOTE
                              (Citadel Apartments)

      ALLONGE AND AMENDMENT dated effective as of June 21, 2004 (this "Allonge"), to the Multifamily Note dated as of February 23, 2000 (the "Note"), in the original principal amount of Four Million Seven Hundred Ten Thousand and 00/100 Dollars ($4,710,000.00), executed by CONCAP CITADEL ASSOCIATES, LTD., a Texas limited partnership, as "Borrower", to the order of ARCS COMMERCIAL MORTGAGE CO., L.P., a California limited partnership ("Original Lender"), and assigned by Original Lender to and currently held by the FEDERAL HOME LOAN MORTGAGE CORPORATION as "Lender".

For valuable consideration, the receipt and sufficiency are hereby acknowledged, Borrower and Lender hereby amend the Note as follows:

1. From and after the effective date of this Allonge until the Initial Maturity Date, interest will accrue on the outstanding principal amount of the Note at the annual rate of eight and fifty-five hundredths percent (8.55%);

2. As of the effective date of this Allonge, the unpaid principal balance of the
Note is $4,238,452.00. The monthly installment of principal and interest payable by Borrower on July 1, 2004, shall be in the amount of $37,668.31, reflecting interest at the rate originally provided for in the Note from June 1, 2004 to the effective date of this Allonge and interest at the rate provided for in section 1 of this Allonge for the remainder of the month of June 2004. Paragraph 3(b) of the Note is modified to provide that beginning August 1, 2004, and on the first day of each consecutive and successive month thereafter until the Maturity Date, Borrower will pay monthly installment of principal and interest under the Note in the amount of Thirty Two Thousand Seven Hundred Forty and 34/100 ($32,740.34).

3. The "Maturity Date" provided for in Paragraph 3(c) of the Note is revised to July 1, 2014, subject to the provisions of new Paragraph 22 of the Note set forth below.

4. Paragraph 10(b) of the Note is revised by deleting "one hundred eighty (180) days" and substituting "zero (0) days".

5. Subparagraph 10(c)(1) of the Note is revised to provide that the Yield Maintenance Period will end on July 1, 2014.

6. For the purposes of computing the Assumed Reinvestment Rate under Paragraph 10 of the Note, the applicable U.S. Treasury Security is revised to the 11.25% U.S. Treasury Security due February 15, 2015.

7. A new Paragraph 22 is added to the Note as follows:

      22. Extension of Maturity Date. So long as the Maturity Date has not occurred prior to July 1, 2014 (for the purposes of this Paragraph 22, the "Initial Maturity Date"), the Indebtedness is not paid in full on the Initial Maturity Date, and no other Event of Default, or event or circumstances which, with the giving of notice or passage of time, or both, could constitute an Event of Default, exists on the Initial Maturity Date, then the date for full payment of the Indebtedness automatically shall be extended for a period of twelve (12) months (the "Extension
      Period") until July 1, 2015, or any earlier date on which the unpaid principal balance of this Note becomes due and payable by acceleration or otherwise (the "Extended Maturity Date"). Principal and interest shall be payable during the Extension Period, in immediately available funds, as follows:

            (a) On the Initial Maturity Date, Borrower must make the regularly scheduled monthly payment set forth in Paragraph 3(b).

            (b) During the Extension Period, interest will accrue on the unpaid principal balance of this Note at the "Adjustable Interest Rate" (hereinafter defined). Notwithstanding anything in this Note that may be to the contrary, during the Extension Period, interest under this Note shall be computed, due and payable on the basis of a 360-day year and the actual number of days in the month for which interest is being calculated (divide the annual interest by 360, and multiply the quotient by the number of days in the month for which interest is being calculated), notwithstanding that the amount of any monthly payment of principal and interest may be calculated on a "30/360" basis. The amount payable as interest, or allocated to interest, will vary depending upon the number of days in the month for which interest is being calculated, in addition to varying as the Adjustable Interest Rate varies.

            (c) During the Extension Period, consecutive monthly installments of principal and interest shall be payable on the first day of each month beginning on August 1, 2014, and continuing during the Extension Period until the Extended Maturity Date. The date on which a monthly installment of principal and interest is due pursuant to this Section 23(c) is referred to as that installment's "Installment Due Date". The amount of the monthly installment of principal and interest payable on an Installment Due Date, and the portion thereof attributable to principal and the portion thereof attributable to interest, shall be calculated so as to equal the monthly payment amount which would be payable on the Installment Due Date, and allocation thereof between principal and interest, as if the unpaid principal balance of this Note as of the first day of the calendar month preceding the Installment Due Date, together with interest thereon at the Adjustable Interest Rate in effect on the first day of the calendar month preceding the Installment Due Date, were to be fully amortized (using an actual/360 method of computing interest) in equal monthly payments paid on the first day of each calendar month over an assumed amortization period commencing on the first day of the calendar month preceding the Installment Due Date and ending on the first day of the 360th full calendar month following the date of this Note. Alternatively, Lender may calculate the monthly installment amount on a "30/360" basis but allocate first to interest the amount due using an actual/360 method of computing interest and the balance to principal. Lender shall provide Borrower with Notice of the amount of each monthly installment due hereunder.

            (d) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. All unpaid Indebtedness shall be due and payable in full on the Extended Maturity Date. The unpaid principal balance shall continue to bear interest after the Extended Maturity Date at the Default Rate set forth in Paragraph 22(j) until and including the date on which it is paid in full.

            (e) Any regularly scheduled monthly installment payable pursuant to Paragraph 22(c) that is received by Lender before the Installment Due Date shall be deemed to have been received on the Installment Due Date solely for the purpose of calculating interest due.

            (f) If Lender at any time determines that it has miscalculated the Adjustable Interest Rate or the amount of any monthly installment, then Lender shall give Notice to Borrower of the corrected Adjustable Interest Rate and corrected installments. If Borrower has paid one or more monthly installments calculated at the incorrect Adjustable Interest Rate or calculated incorrectly and (i) if the corrected Adjustable Interest Rate or corrected installment results in an increase in the applicable monthly payment(s), Borrower, within 10 calendar days after receipt of the Notice from Lender, shall pay to Lender any sums that Borrower would have otherwise been obligated to pay to Lender under this Note had the amount of the Adjustable Interest Rate or monthly installment not been miscalculated, or (ii) if the corrected Adjustable Interest Rate or monthly installment results in an overpayment having been made by Borrower, then the amount of the overpayment shall be credited to the next installment(s) of principal and interest due under this Note (or, if an Event of Default has occurred and is continuing, such overpayment shall be credited against any amount owing by Borrower to Lender).

            (g) In accordance with this Note, interest charged hereunder cannot exceed the maximum amount of interest allowed by applicable law. The rate of interest which results in the maximum amount of interest allowed by applicable law is referred to as the "Maximum Rate". If the Applicable Interest Rate at any time exceeds the Maximum Rate, resulting in the charging of interest hereunder to be limited to the Maximum Rate, then any subsequent reduction in the Applicable Interest Rate shall not reduce the rate at which interest under this Note accrues until the total amount of interest accrued hereunder equals the amount of interest which would have accrued had the Applicable Interest Rate at all times been in effect.

            (h) During the Extension Period, Borrower may pay the entire unpaid Indebtedness on any Business Day designated as the date for such payment in a written notice from Borrower to Lender given at least 30 days prior to the date of such payment. No prepayment premium will be payable by Borrower during the Extension Period.

            (i) The following defined terms are added to this Note:

                  (i) "Adjustable Interest Rate" means the variable per annum rate at which interest will accrue on the outstanding principal balance of this Note. The Adjustable Interest Rate applicable during any Interest Adjustment Period will equal the Index Rate, truncated at the fifth (5th) decimal place if necessary, for such Interest Adjustment Period, plus the Margin.

                  (ii) "Margin" means two and one-half (2.5) percentage points (250 basis points).

                  (iii) "Index Rate" means, for any Interest Adjustment Period, the Reference Bill(R) Index Rate for such Interest Adjustment Period. However, if Freddie Mac has not conducted a Reference Bill auction within the 60-calendar day period prior to the first day of an Interest Adjustment Period, the Index Rate for such Interest Adjustment Period will be the LIBOR Index Rate for such Interest Adjustment Period minus one-tenth of one percentage point.

                  (iv) "Interest Adjustment Period" means each successive one calendar month beginning on the Initial Maturity Date and continuing until the entire Indebtedness is paid in full.

                  (v) "LIBOR  Index"  means the  British  Bankers  Association's
                  (BBA) one month LIBOR Rate for United States Dollar (may be displayed as "USD") deposits, as displayed on the LIBOR Index Page used to establish the LIBOR Index Rate, as more fully set forth below.

                  (vi) "LIBOR Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index, as of 11:00 a.m. (London time) on the second London Banking Day preceding the first day of such Interest Adjustment Period, as such LIBOR Rate is displayed on the LIBOR Index Page. The LIBOR Index Rate for the first Interest Adjustment Period means the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index, as of 11:00 a.m. (London time) on the second London Banking Day preceding the first day of the month in which the first Interest Adjustment Period begins, as such LIBOR Rate is displayed on the LIBOR Index Page. The "LIBOR Index Page" is the Bloomberg L.P., page "BBAM", or such other page for the LIBOR Index as may replace page BBAM on that service, or at the option of Lender (i) the applicable page for the LIBOR Index on another service which electronically transmits or displays BBA LIBOR Rates, or (ii) any publication of LIBOR rates available from the BBA. In the event the BBA ceases to set or publish a LIBOR rate/interest settlement rate for the LIBOR Index, Lender will designate an alternative index, and such alternative index shall constitute the LIBOR Index Rate. A "London Banking Day" is any day on which banks are open for dealing in interbank deposits in London.

                  (vii)  "Reference   Bills(R)"  means  the  unsecured   general
                  obligations of Freddie Mac designated by Freddie Mac as "Reference Bills(R)" and having original duration to maturity most comparable to the term of the Reference Bill Index, and issued by Freddie Mac at regularly scheduled auctions. In the event Freddie Mac shall at any time cease to designate any unsecured general obligations of Freddie Mac as "Reference Bills", then at the option of Lender (i) Lender may select from time to time another unsecured general obligation of Freddie Mac having original duration to maturity most comparable to the term of the Reference Bill Index and issued by Freddie Mac at regularly scheduled auctions, and the term "Reference Bills" as used in this Note shall mean such other unsecured general obligations as selected by Lender; or (ii) for any one or more Interest Adjustment Periods, Lender may use the applicable LIBOR Index Rate as the Index Rate for such Interest Adjustment Period(s).

                  (viii)  "Reference  Bill Index" means the one-month  Reference
                  Bills.   One-month   Reference   Bills  have   maturities   of
                  approximately 30 days.

                  (ix) "Reference Bill Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of such Interest Adjustment Period, as displayed on the Reference Bill Index Page. The Reference Bill Index Rate for the first Interest Adjustment Period means the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as displayed on the Reference Bill Index Page. The "Reference Bill Index Page" is the Freddie Mac Debt Securities Web Page (accessed via the Freddie Mac internet site at www.freddiemac.com), or at the option of Lender, any publication of Reference Bills auction results available from Freddie Mac.

            (j) Notwithstanding anything else in this Note to the contrary, during the Extension Period and thereafter, the Default Rate will equal the greater of the amount calculated pursuant to Paragraph 8 and four (4) percentage points above the Adjustable Interest Rate, but in no event more than the Maximum Rate.

            (k) Notwithstanding anything in Paragraph 10 that may be deemed to be to the contrary, the Yield Maintenance Period expires on the Initial Maturity Date and any prepayment of principal prior to the Initial Maturity Date must be accompanied by the applicable prepayment premium.

            (l) If the Extension Period becomes effective, during the Extension Period and thereafter, any references to the "Maturity Date" of the Note in any other Loan Document shall be deemed to mean the Extended Maturity Date.

            (m) Anything in Section 21 of the Security Instrument to the contrary notwithstanding, Borrower will not request that Lender consent to, and Lender will not consent to, a Transfer during the Extension Period.

8. From and after the effective date of this Allonge: (i) references in the Note and the other Loan Documents to the "Security Instrument" mean the Security Instrument dated as of the date of the Note, as amended by the First Amendment to Security Instrument dated as of the date of this Allonge, and (ii) references in the Loan Documents to the "Note" mean the Note as amended by this Allonge.

9. The Note remains in full force and effect and, except as amended hereby, unmodified. This Allonge is not intended as a discharge, substitution or novation of the indebtedness of the Note. Borrower hereby confirms that it has no defenses or offsets of any kind against any of the indebtedness due under the Note as modified and amended by this Allonge.

10. Guarantor has signed this Allonge to confirm that its Guaranty remains in full force and effect and extends to the Note as amended by this Allonge and to the Security Instrument as amended. Borrower and Guarantor acknowledge that the request that Lender accept and execute this Allonge is within the scope of Paragraph 9(e)(3) of the Note.

11. This Allonge is intended to be executed on multiple counterpart signature pages. Signature Pages Follow

In Witness Whereof, the undersigned have executed this Allonge and Amendment to Multifamily Note as of the effective date provided for therein.

                                    BORROWER:


                                    CONCAP CITADEL ASSOCIATES, LTD., a Texas
                                       limited partnership

                                    By:  CCP/IV Citadel GP, L.L.C., a South
                                           Carolina limited liability
                                           company, its general partner

                                         By: Consolidated Capital Properties
                                               IV, a California limited
                                               partnership, doing business in
                                               Texas as Consolidated Capital
                                               Properties IV, Ltd., its sole
                                               member

                                             By:  ConCap Equities, Inc., a
                                                   Delaware corporation, its
                                                   general partner



                                                  By:  /s/Patti K. Fielding
                                                      Patti K. Fielding
                                                      Executive Vice President


In Witness Whereof, the undersigned has executed this Allonge and Amendment to Multifamily Note as of the effective date provided for therein.


                                     LENDER:

                                    FEDERAL HOME LOAN MORTGAGE CORPORATION


                                    By:     /s/Dennis B. Graven
                                    Name: Dennis B. Graven
                                    Title:    Regional Director - Multifamily

                                    SEEN AND AGREED:

                                    GUARANTOR:

                                    AIMCO PROPERTIES, L.P., a Delaware
                                       limited partnership

                                    By:   AIMCO-GP, Inc., a Delaware
                                          corporation, its general partner




                                          By: /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President


                                                                  Exhibit 10.101





                                                      FHLMC Loan No. 002759888
                                                        Lake Forest Apartments

                                MULTIFAMILY NOTE
                          MULTISTATE - ADJUSTABLE RATE
                              REVISION DATE 3-25-04

US $2,500,000.00                             Effective Date:  as of June 8, 2004

      FOR VALUE RECEIVED, the undersigned (together with such party's or parties' successors and assigns, "Borrower"), jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE BANK, a Utah industrial bank, the principal sum of Two Million Five Hundred Thousand and 00/100 Dollars (US $2,500,000.00), with interest on the unpaid principal balance as hereinafter provided.

1.    Defined Terms.

(a) As used in this Note:

            "Adjustable Interest Rate" means the variable annual interest rate calculated for each Interest Adjustment Period so as to equal the Index Rate for such Interest Adjustment Period (truncated at the fifth (5th) decimal place if necessary) plus the Margin. However, in no event will the Adjustable Interest Rate exceed the Capped Interest Rate.

            "Amortization Period" means a period of -0- full consecutive calendar months.

            "Base Recourse" means a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note.

            "Business Day" means any day other than a Saturday, a Sunday or any other day on which Lender is not open for business.

            "Capped Interest Rate" is not applicable, there is no Capped Interest Rate for the Loan.

            "Default Rate" means a variable  annual  interest rate equal to four
            (4) percentage points above the Adjustable Interest Rate in effect from time to time. However, at no time will the Default Rate exceed the Maximum Interest Rate.

            "Index  Rate"  means,  for  any  Interest   Adjustment  Period,  the
            Reference Bill(R) Index Rate for such Interest Adjustment Period.

            "Installment Due Date" means, for any monthly installment of interest only or principal and interest, the date on which such monthly installment is due and payable pursuant to Section 3 of this Note. The "First Installment Due Date" under this Note is August 1, 2004.

            "Interest Adjustment Period" means each successive one (1) calendar month period until the entire Indebtedness is paid in full, except that the first Interest Adjustment Period is the period from the date of this Note through June 30, 2004. Therefore, the second Interest Adjustment Period shall be the period from July 1, 2004 through July 31, 2004, and so on until the entire Indebtedness is paid in full.

            "Lender" means the holder from time to time of this Note.

            "LIBOR Index" means the British Bankers Association's (BBA) one (1) month LIBOR Rate for United States Dollar deposits, as displayed on the LIBOR Index Page used to establish the LIBOR Index Rate.

            "LIBOR Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the BBA's LIBOR Rate for the LIBOR Index released by the BBA most recently preceding the first day of such Interest Adjustment Period, as such LIBOR Rate is displayed on the LIBOR Index Page. The LIBOR Index Rate for the first Interest Adjustment Period means the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index released by the BBA most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as such LIBOR Rate is displayed on the LIBOR Index Page. "LIBOR Index Page" is the Bloomberg L.P., page "BBAM", or such other page for the LIBOR Index as may replace page BBAM on that service, or at the option of Lender
            (i) the applicable page for the LIBOR Index on another service which electronically transmits or displays BBA LIBOR Rates, or (ii) any publication of LIBOR rates available from the BBA. In the event the BBA ceases to set or publish a LIBOR rate/interest settlement rate for the LIBOR Index, Lender will designate an alternative index, and such alternative index shall constitute the LIBOR Index Rate.

            "Loan" means the loan evidenced by this Note.

            "Lockout Period" is not applicable, there is no Lockout Period under this Note.

            "Margin" means three (3.00) percentage points (300 basis points).

            "Maturity Date" means the earlier of (i) July 1, 2007 (the "Scheduled Maturity Date"), and (ii) the date on which the unpaid principal balance of this Note becomes due and payable by acceleration or otherwise pursuant to the Loan Documents or the exercise by Lender of any right or remedy under any Loan Document.

            "Maximum Interest Rate" means the rate of interest that results in the maximum amount of interest allowed by applicable law.

            "Reference Bills(R)" means the unsecured general obligations of the Federal Home Loan Mortgage Corporation ("Freddie Mac") designated by Freddie Mac as "Reference Bills(R)" and having original durations to maturity most comparable to the term of the Reference Bill Index, and issued by Freddie Mac at regularly scheduled auctions. In the event Freddie Mac shall at any time cease to designate any unsecured general obligations of Freddie Mac as "Reference Bills", then at the option of Lender (i) Lender may select from time to time another unsecured general obligation of Freddie Mac having original durations to maturity most comparable to the term of the Reference Bill Index and issued by Freddie Mac at regularly scheduled auctions, and the term "Reference Bills" as used in this Note shall mean such other unsecured general obligations as selected by Lender; or (ii) for any one or more Interest Adjustment Periods, Lender may use the applicable LIBOR Index Rate as the Index Rate for such Interest Adjustment Period(s).

            "Reference  Bill  Index"  means  the  one  month  Reference   Bills.
            One-month reference bills have original durations to maturity of approximately 30 days.

            "Reference Bill Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of such Interest Adjustment Period, as displayed on the Reference Bill Index Page. The Reference Bill Index Rate for the first Interest Adjustment Period means the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as displayed on the Reference Bill Index Page. The "Reference Bill Index Page" is the Freddie Mac Debt Securities Web Page (accessed via the Freddie Mac internet site at www.freddiemac.com), or at the option of Lender, any publication of Reference Bills auction results available from Freddie Mac. However, if Freddie Mac has not conducted a Reference Bill auction within the 60-calendar day period prior to the first day of an Interest Adjustment Period, the Reference Bill Index Rate for such Interest Adjustment Period will be the LIBOR Index Rate for such Interest Adjustment Period.

            "Remaining Amortization Period" means, at any point in time, the number of consecutive calendar months equal to the number of months in the Amortization Period minus the number of scheduled monthly installments of principal and interest that have elapsed since the date of this Note.

            "Security Instrument" means the multifamily mortgage, deed to secure debt or deed of trust effective as of the effective date of this Note, from Borrower to or for the benefit of Lender and securing this Note.

            "Window Period" means the three (3) consecutive calendar month period prior to the Scheduled Maturity Date.

            "Yield Maintenance Period" means the period from and including the day following the expiration of the Lockout Period (or if there is no Lockout Period, from and including the date of this Note) until but not including N/A.

(b) Other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at c/o GMAC Commercial Mortgage Corporation, 200 Witmer Road, P.O. Box 809, Horsham, Pennsylvania 19044,
                  Attention: Servicing - Account Manager, or such other place as may be designated by Notice to Borrower from or on behalf of Lender.

3.                Payments.

(a) Interest will accrue on the outstanding principal balance of this Note at the Adjustable Interest Rate, subject to the provisions of Section 8 of this Note.

(b) Interest under this Note shall be computed, payable and allocated on the basis of an actual/360 interest calculation schedule (interest is payable for the actual number of days in each month, and each month's interest is calculated by multiplying the unpaid principal amount of this Note as of the first day of the month for which interest in being calculated by the applicable Adjustable Interest Rate, dividing the product by 360, and multiplying the quotient by the number of days in the month for which interest is being calculated). For convenience in determining the amount of a monthly installment of principal and interest under this Note, Lender will use a 30/360 interest calculation payment schedule (each year is treated as consisting of twelve 30-day months). However, as provided above, the portion of the monthly installment actually payable as and allocated to interest will be based upon an actual/360 interest calculation schedule, and the amount of each installment attributable to principal and the amount attributable to interest will vary based upon the number of days in the month for which such installment is paid. Each monthly payment of principal and interest will first be applied to pay in full interest due, and the balance of the monthly payment paid by Borrower will be credited to principal.

(c) Unless disbursement of principal is made by Lender to Borrower on the first day of a calendar month, interest for the period beginning on the date of disbursement and ending on and including the last day of such calendar month shall be payable by Borrower simultaneously with the execution of this Note. If disbursement of principal is made by Lender to Borrower on the first day of a calendar month, then no payment will be due from Borrower at the time of the execution of this Note. The Installment Due Date for the first monthly installment payment under Section 3(d) of interest only or principal and interest, as applicable, will be the First Installment Due Date set forth in Section 1(a) of this Note. Except as provided in this
                  Section 3(c) and in Section 10, accrued interest will be payable in arrears.

(d) Beginning on the First Installment Due Date, and continuing until and including the monthly installment due on the Maturity Date, accrued interest only shall be payable by Borrower in consecutive monthly installments due and payable on the first day of each calendar month. The amount of the monthly installment of interest only payable pursuant to this
                  Section 3(d) on an Installment Due Date shall equal the product of (i) annual interest on the unpaid principal balance of this Note as of the first day of the Interest Adjustment Period immediately preceding the Installment Due Date at the Adjustable Interest Rate in effect for such Interest Adjustment Period, divided by 360, multiplied by (ii) the number of days in such Interest Adjustment Period.

(e)               All  remaining  Indebtedness,   including  all  principal  and
                  interest, shall be due and payable by Borrower on the Maturity Date.

(f) Lender shall provide Borrower with notice, given in the manner specified in the Security Instrument, of the amount of each monthly installment due under this Note. However, if Lender has not provided Borrower with prior notice of the monthly payment due on any Installment Due Date, then Borrower shall pay on that Installment Due Date an amount equal to the monthly installment payment for which Borrower last received notice. If Lender at any time determines that Borrower has paid one or more monthly installments in an incorrect amount because of the operation of the preceding sentence, or because Lender has miscalculated the Adjustable Interest Rate or has otherwise miscalculated the amount of any monthly installment, then Lender shall give notice to Borrower of such determination. If such determination discloses that Borrower has paid less than the full amount due for the period for which the determination was made, Borrower, within 30 calendar days after receipt of the notice from Lender, shall pay to Lender the full amount of the deficiency. If such determination discloses that Borrower has paid more than the full amount due for the period for which the determination was made, then the amount of the overpayment shall be credited to the next installment(s) of interest only or principal and interest, as applicable, due under this Note (or, if an Event of Default has occurred and is continuing, such overpayment shall be credited against any amount owing by Borrower to Lender).

(g) All payments under this Note shall be made in immediately available U.S. funds.

(h) Any regularly scheduled monthly installment of interest only or principal and interest payable pursuant to this Section 3 that is received by Lender before the date it is due shall be deemed to have been received on the due date for the purpose of calculating interest due.

(i) Any accrued interest remaining past due for 30 days or more, at Lender's discretion, may be added to and become part of the unpaid principal balance of this Note and any reference to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any amount added to principal pursuant to the Loan Documents shall bear interest at the applicable rate or rates specified in this Note and shall be payable with such interest upon demand by Lender and absent such demand, as provided in this Note for the payment of principal and interest.

(j) In accordance with Section 14, interest charged under this Note cannot exceed the Maximum Interest Rate. If the
                  Adjustable Interest Rate at any time exceeds the Maximum Interest Rate, resulting in the charging of interest hereunder to be limited to the Maximum Interest Rate, then any subsequent reduction in the Adjustable Interest Rate shall not reduce the rate at which interest under this Note accrues below the Maximum Interest Rate until the total amount of interest accrued hereunder equals the amount of interest which would have accrued had the Adjustable Interest Rate at all times been in effect.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply the amount received to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured by, among other things, the Security Instrument, and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, any prepayment premium payable under Section 10, and all other amounts payable under this Note and any other Loan Document, shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance. For purposes of exercising such option, Lender shall calculate the prepayment premium as if prepayment occurred on the date of acceleration. If prepayment occurs thereafter, lender shall recalculate the prepayment premium as of the actual prepayment date.

7.                Late Charge.

(a) If any monthly installment of interest or principal and interest or other amount payable under this Note or under the Security Instrument or any other Loan Document is not received in full by Lender within five (5) days after the installment or other amount is due, counting from and including the date such installment or other amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such installment or other amount due (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted).

(b) Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Section represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to
                  Section 8.

8.                Default Rate.

(a) So long as (i) any monthly installment under this Note remains past due for thirty (30) days or more or (ii) any other Event of Default has occurred and is continuing, then notwithstanding anything in Section 3 of this Note to the contrary, interest under this Note shall accrue on the unpaid principal balance from the Installment Due Date of the first such unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at the Default Rate.

(b) From and after the Maturity Date, the unpaid principal balance shall continue to bear interest at the Default Rate until and including the date on which the entire principal balance is paid in full.

(c) Borrower acknowledges that (i) its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, (ii) during the time that any monthly installment under this Note is delinquent for thirty (30) days or more, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities; and (iii) it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for thirty
                  (30) days or more or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.                Limits on Personal Liability.

(a) Except as otherwise provided in this Section 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and to any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any other obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the amount of the Base Recourse, plus any other amounts for which Borrower has personal liability under this Section 9.

(c) In addition to the Base Recourse, Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of the occurrence of any of the following events:

(i)   Borrower  fails to pay to Lender upon  demand  after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence. However, Borrower will not be personally liable for any failure described in this subsection (i) if Borrower is unable to pay to Lender all Rents and security deposits as required by the Security Instrument because of a valid order issued in a bankruptcy, receivership, or similar judicial proceeding.

(ii) Borrower fails to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument. However, Borrower will not be personally liable for any failure described in this subsection (ii) if Borrower is unable to apply insurance or condemnation proceeds as required by the Security Instrument because of a valid order issued in a bankruptcy, receivership, or similar judicial proceeding.

(iii) Borrower fails to comply with Section 14(g) or (h) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(iv) Borrower fails to pay when due in accordance with the terms of the Security Instrument the amount of any item below marked "Deferred"; provided however, that if no item is marked "Deferred", this Section 9(c)(iv) shall be of no force or effect

                  [Deferred]  Hazard  Insurance   premiums  or  other  insurance
            premiums,

                  [Collect]   Taxes,
                  [Deferred]  water and sewer  charges (that could become a lien on the Mortgaged Property),
                  [N/A]       ground rents,
                  [Deferred]  assessments  or other charges (that could become a lien on the Mortgaged Property)

(d) In addition to the Base Recourse, Borrower shall be personally liable to Lender for:

(i) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters);

(ii)              the costs of any audit  under  Section  14(g) of the  Security
                  Instrument; and

(iii) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Section 9, including Attorneys' Fees and Costs and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(e) All payments made by Borrower with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument and the other Loan Documents shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(f) Notwithstanding the Base Recourse, Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of Default:

(i)               Borrower's  ownership  of any  property  or  operation  of any
                  business   not   permitted  by  Section  33  of  the  Security
                  Instrument;

(ii) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or

(iii) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(g)               To the extent that Borrower has personal  liability under this
                  Section 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Section 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.               Voluntary and Involuntary Prepayments.

(a) Any receipt by Lender of principal due under this Note prior to the Scheduled Maturity Date, other than principal required to be paid in monthly installments pursuant to Section 3, constitutes a prepayment of principal under this Note. Without limiting the foregoing, any application by Lender, prior to the Scheduled Maturity Date, of any proceeds of collateral or other security to the repayment of any portion of the unpaid principal balance of this Note constitutes a prepayment under this Note.

(b) Borrower may not voluntarily prepay any portion of the principal balance of this Note during the Lockout Period, if a Lockout Period is applicable to this Note. However, if any portion of the principal balance of this Note is prepaid during the Lockout Period by reason of the application by Lender of any proceeds of collateral or other security to any portion of the unpaid principal balance of this Note or following a determination that the prohibition on voluntary prepayments during the Lockout Period is in contravention of applicable law, then Borrower must also pay to Lender upon demand by Lender, a prepayment premium equal to five percent (5.0%) of the amount of principal being prepaid.

(c) Following the end of the Lockout Period, Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a Notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Unless otherwise expressly provided in the Loan Documents, Borrower may not voluntarily prepay less than all of the unpaid principal balance of this Note.

(d) Borrower acknowledges that Lender has agreed that principal may be prepaid other than on the last calendar day of a month only because, for the purposes of the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of the month in which the prepayment occurs.

(e) In order to voluntarily prepay all or any part of the principal of this Note, Borrower must also pay to Lender, together with the amount of principal being prepaid, (i) all accrued and unpaid interest due under this Note, plus (ii) all other sums due to Lender at the time of such prepayment, plus
                  (ii) any prepayment premium calculated pursuant to Section 10(f).

(f) Except as provided in Section 10(g), a prepayment premium shall be due and payable by Borrower in connection with any prepayment of principal under this Note during the Yield Maintenance Period. The prepayment premium shall be 1.0% of the amount of principal being prepaid.

(g) Notwithstanding any other provision of this Section 10, no prepayment premium shall be payable with respect to (i) any prepayment made during the Window Period, or (ii) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument, or (iii) any prepayment of the entire principal balance of this Note that occurs on or after the [N/A] Installment Due Date under this Note with the proceeds of a fixed interest rate or fixed-to-float interest rate mortgage loan that is the subject of a binding commitment for purchase between the Freddie Mac and a Freddie Mac-approved Program Plus(R) Seller/Servicer.

(h) Unless Lender agrees otherwise in writing, a permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments.

(i) Borrower recognizes that any prepayment of any of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from an Event of Default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment. Borrower further acknowledges that any lockout and the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the lockout and prepayment premium provisions.

11.               Costs  and  Expenses.   To  the  fullest   extent  allowed  by
                  applicable law, Borrower shall pay all expenses and costs, including Attorneys' Fees and Costs incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

13. Waivers. Borrower and all endorsers and guarantors of this Note and all other third party obligors waive presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the Maximum Interest Rate. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of this Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of this Note.

15. Commercial Purpose. Borrower represents that Borrower is incurring the Indebtedness solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.
17. Governing Law. This Note shall be governed by the law of the Property Jurisdiction.

18. Captions. The captions of the Sections of this Note are for convenience only and shall be disregarded in construing this Note.

19.               Notices; Written Modifications.

(a) All Notices, demands and other communications required or permitted to be given pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

(b) Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument that requires Lender's consent, any or some or all of the Modifications to Multifamily Note set forth in Exhibit A to this Note may be modified or rendered void by Lender at Lender's option, by Notice to Borrower and the transferee, as a condition of Lender's consent.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note may be litigated in the Property Jurisdiction. The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have jurisdiction over all controversies that shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise. However, nothing in this Note is intended to limit any right that Lender may have to bring any suit, action or proceeding relating to matters arising under this Note in any court of any other jurisdiction.

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

22.               State-Specific Provisions. N/A

      ATTACHED EXHIBIT. The Exhibit noted below, if marked with an "X" in the space provided, is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, and in consideration of the Lender's agreement to lend Borrower the principal amount set forth above, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative.

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

                                    By:  ConCap Equities, Inc., a Delaware
                                           corporation, its general partner




                                         By:    /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President




                                   94-2768742
                                    Borrower's Social Security/Employer ID
                                     Number

PAY TO THE ORDER OF FEDERAL HOME LOAN
MORTGAGE CORPORATION, WITHOUT RECOURSE.

GMAC COMMERCIAL MORTGAGE BANK, a
   Utah industrial bank



      By:     /s/Max W. Foore
      Name:  Max W. Foore
      Title: Limited Signer



FHLMC Loan No. 002759888

                                                                  Exhibit 10.102



                                                      FHLMC Loan No. 002759888
                                                        Lake Forest Apartments

                          REPLACEMENT RESERVE Agreement
                           (REVISION DATE 01-31-2003)

      This REPLACEMENT RESERVE AGREEMENT ("Agreement") is made and entered into, to be effective as of June 8, 2004, by and between CONSOLIDATED CAPITAL PROPERTIES IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership ("Borrower"), and GMAC COMMERCIAL MORTGAGE BANK, a Utah industrial bank ("Lender") and its successors and assigns.

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

(c) "Improvements" means the buildings, Personal Property and improvements situated upon the Land, currently constituting a multifamily apartment project known as Lake Forest Apartments.

(d) "Initial Deposit" means the amount of zero ($0) made as of the date of this Agreement.

(e) "Inspection Fee" means a fee for performing any inspection required by this Agreement in an amount not to exceed Three Hundred and 00/100 Dollars ($300.00) per inspection.

(f) "Investment Fee" means a one time fee for establishing the Replacement Reserve Fund in the amount of Fifty and 00/100 Dollars ($50.00).

(g) "Loan" means the loan from Lender to Borrower in the original principal amount of Two Million Five Hundred Thousand and 00/100 Dollars ($2,500,000.00), as evidenced by the Note and secured by the Security Instrument.

(h) "Minimum Disbursement Request Amount" means Two Thousand Five Hundred and 00/100 Dollars ($2,500.00).

(i) "Monthly Deposit" means the amount of Six Thousand Five Hundred and 00/100 Dollars ($6,500.00) per month to be deposited into the Replacement Reserve Fund in accordance with this Agreement.

(j)   "Property" means the Land and Improvements.

(k) "Replacement Reserve Deposit" means the Initial Deposit, the Monthly Deposit and/or the Revised Monthly Deposit, as appropriate.

(l) "Replacement Reserve Fund" means the account established pursuant to this Agreement to defray the costs of Capital Replacements.

(m) "Review Period" means the period ending 36 months after the first monthly payment date.

(n)   "Revised   Monthly  Deposit"  means  the  amount  per  month  that  Lender determines Borrower must deposit in the Replacement Reserve Fund during any Subsequent Review Period.

(o) "Security Instrument" means the mortgage, deed of trust, deed to secure debt, or other similar security instrument encumbering the Property and securing Borrower's performance of its Loan obligations.

(p) "Subsequent Review Period" means the period of N/A months commencing either (i) at the termination of the Review Period or (ii) at the termination of a prior Subsequent Review Period. There may be more than one Subsequent Review Period.

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

(b)   Investment  of  Deposits.  Borrower  and Lender  agree that Lender shall hold all moneys deposited into the Replacement Reserve Fund in an interest bearing account, and any interest earned on such moneys shall be added to the principal balance of the Replacement Reserve Fund and disbursed in accordance with the provisions of this Agreement. Borrower acknowledges and agrees that it shall not have the right to direct Lender as to any specific investment of moneys in the Replacement Reserve Fund. Lender shall not be responsible for any losses resulting from investment of moneys in the Replacement Reserve Fund or for obtaining any specific level or percentage of earnings on such investment. Lender shall be entitled to deduct the Investment Fee from the Replacement Reserve Fund for establishing the Replacement Reserve Fund.

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

5. Inspection. Lender or any representative of Lender may periodically inspect any Capital Replacement in process and upon completion during normal business hours or at any other reasonable time upon reasonable prior written notice to Borrower (except in an emergency, as determined by Lender in its discretion or after an Event of Default, in which event no such prior notice shall be required). Lender shall be entitled to deduct the Inspection Fee from the Replacement Reserve Fund for performing any such inspection. If Lender, in its sole discretion, retains a professional inspection engineer or other qualified third party to inspect any Capital Replacement, Lender also shall be entitled to deduct from the Replacement Reserve Fund an amount sufficient to pay all reasonable fees and expenses charged by such third party inspector.

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

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
       Agreement:

      ------
        X       Exhibit A       Legal Description of the Land (required)
      ------

      ------
        X       Exhibit B       Capital Replacements (required)
      ------

      ------
                Exhibit C       Modifications to Agreement
      ------

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first written above.

                                    BORROWER:

                                    CONSOLIDATED CAPITAL PROPERTIES IV, a
                                       California limited partnership, doing
Borrower's Social Security or          business in  Nebraska  as  Consolidated
Capital
Taxpayer Identification No.            Properties IV Limited Partnership
94-2768742
                                    By:  ConCap Equities, Inc., a Delaware
                                           corporation, its general partner



                                         By:    /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

                                     LENDER:

                                    GMAC COMMERCIAL MORTGAGE BANK, a Utah
                                       industrial bank



                                       By:    /s/Max W. Foore
                                       Name:  Max W. Foore
                                       Title: Limited Signer

                                                                  Exhibit 10.103



                                       Old Freddie Mac Loan Number:  002738589
                                       New Freddie Mac Loan Number:  002759845
                                                        Lake Forest Apartments


                  ALLONGE AND AMENDMENT TO MULTIFAMILY NOTE
                            (Lake Forest Apartments)

      ALLONGE AND AMENDMENT dated effective as of June 8, 2004 (this "Allonge"), to the Multifamily Note dated as of September 27, 2001 (the "Note"), in the original principal amount of Six Million Five Hundred Thousand and 00/100 Dollars ($6,500,000.00), executed by CONSOLIDATED CAPITAL PROPERTIES IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership, as "Borrower", to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation ("Original Lender"), and assigned by Original Lender to and currently held by the FEDERAL HOME LOAN MORTGAGE CORPORATION as "Lender".

For valuable consideration, the receipt and sufficiency are hereby acknowledged, Borrower and Lender hereby amend the Note as follows:

1. From and after the effective date of this Allonge until the Initial Maturity Date, interest will accrue on the outstanding principal amount of the Note at the annual rate of seven and forty-three hundredths percent (7.43%);

2. As of the effective date of this Allonge, the unpaid principal balance of the
Note is $6,068,531.69. The monthly installment of principal and interest payable by Borrower on July 1, 2004, shall be in the amount of $44,185.95, reflecting interest at the rate originally provided for in the Note from June 1, 2004 to the effective date of this Allonge and interest at the rate provided for in section 1 of this Allonge for the remainder of the month of June 2004. Paragraph 3(b) of the Note is modified to provide that beginning August 1, 2004, and on the first day of each consecutive and successive month thereafter until the Maturity Date, Borrower will pay monthly installment of principal and interest under the Note in the amount of Forty-Two Thousand One Hundred Forty-One and 56/100 Dollars ($42,141.56).

3. The "Maturity Date" provided for in Paragraph 3(c) of the Note is revised to July 1, 2014, subject to the provisions of new Paragraph 22 of the Note set forth below.

4. Paragraph 10(b) of the Note is revised by deleting "one hundred eighty (180) days" and substituting "zero (0) days".

5. Subparagraph 10(c)(1) of the Note is revised to provide that the Yield Maintenance Period will end on July 1, 2014.

6. For the purposes of computing the Assumed Reinvestment Rate under Paragraph 10 of the Note, the applicable U.S. Treasury Security is revised to the 11.25% U.S. Treasury Security due February 15, 2015.

7. A new Paragraph 22 is added to the Note as follows:

      22. Extension of Maturity Date. So long as the Maturity Date has not occurred prior to July 1, 2014 (for the purposes of this Paragraph 22, the "Initial Maturity Date"), the Indebtedness is not paid in full on the Initial Maturity Date, and no other Event of Default, or event or circumstances which, with the giving of notice or passage of time, or both, could constitute an Event of Default, exists on the Initial Maturity Date, then the date for full payment of the Indebtedness automatically shall be extended for a period of twelve (12) months (the "Extension
      Period") until July 1, 2015, or any earlier date on which the unpaid principal balance of this Note becomes due and payable by acceleration or otherwise (the "Extended Maturity Date"). Principal and interest shall be payable during the Extension Period, in immediately available funds, as follows:

            (a) On the Initial Maturity Date, Borrower must make the regularly scheduled monthly payment set forth in Paragraph 3(b).

            (b) During the Extension Period, interest will accrue on the unpaid principal balance of this Note at the "Adjustable Interest Rate" (hereinafter defined). Notwithstanding anything in this Note that may be to the contrary, during the Extension Period, interest under this Note shall be computed, due and payable on the basis of a 360-day year and the actual number of days in the month for which interest is being calculated (divide the annual interest by 360, and multiply the quotient by the number of days in the month for which interest is being calculated), notwithstanding that the amount of any monthly payment of principal and interest may be calculated on a "30/360" basis. The amount payable as interest, or allocated to interest, will vary depending upon the number of days in the month for which interest is being calculated, in addition to varying as the Adjustable Interest Rate varies.

            (c) During the Extension Period, consecutive monthly installments of principal and interest shall be payable on the first day of each month beginning on August 1, 2014, and continuing during the Extension Period until the Extended Maturity Date. The date on which a monthly installment of principal and interest is due pursuant to this Section 23(c) is referred to as that installment's "Installment Due Date". The amount of the monthly installment of principal and interest payable on an Installment Due Date, and the portion thereof attributable to principal and the portion thereof attributable to interest, shall be calculated so as to equal the monthly payment amount which would be payable on the Installment Due Date, and allocation thereof between principal and interest, as if the unpaid principal balance of this Note as of the first day of the calendar month preceding the Installment Due Date, together with interest thereon at the Adjustable Interest Rate in effect on the first day of the calendar month preceding the Installment Due Date, were to be fully amortized (using an actual/360 method of computing interest) in equal monthly payments paid on the first day of each calendar month over an assumed amortization period commencing on the first day of the calendar month preceding the Installment Due Date and ending on the first day of the 360th full calendar month following the date of this Note. Alternatively, Lender may calculate the monthly installment amount on a "30/360" basis but allocate first to interest the amount due using an actual/360 method of computing interest and the balance to principal. Lender shall provide Borrower with Notice of the amount of each monthly installment due hereunder.

            (d) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. All unpaid Indebtedness shall be due and payable in full on the Extended Maturity Date. The unpaid principal balance shall continue to bear interest after the Extended Maturity Date at the Default Rate set forth in Paragraph 22(j) until and including the date on which it is paid in full.

            (e) Any regularly scheduled monthly installment payable pursuant to Paragraph 22(c) that is received by Lender before the Installment Due Date shall be deemed to have been received on the Installment Due Date solely for the purpose of calculating interest due.

            (f) If Lender at any time determines that it has miscalculated the Adjustable Interest Rate or the amount of any monthly installment, then Lender shall give Notice to Borrower of the corrected Adjustable Interest Rate and corrected installments. If Borrower has paid one or more monthly installments calculated at the incorrect Adjustable Interest Rate or calculated incorrectly and (i) if the corrected Adjustable Interest Rate or corrected installment results in an increase in the applicable monthly payment(s), Borrower, within 10 calendar days after receipt of the Notice from Lender, shall pay to Lender any sums that Borrower would have otherwise been obligated to pay to Lender under this Note had the amount of the Adjustable Interest Rate or monthly installment not been miscalculated, or (ii) if the corrected Adjustable Interest Rate or monthly installment results in an overpayment having been made by Borrower, then the amount of the overpayment shall be credited to the next installment(s) of principal and interest due under this Note (or, if an Event of Default has occurred and is continuing, such overpayment shall be credited against any amount owing by Borrower to Lender).

            (g) In accordance with this Note, interest charged hereunder cannot exceed the maximum amount of interest allowed by applicable law. The rate of interest which results in the maximum amount of interest allowed by applicable law is referred to as the "Maximum Rate". If the Applicable Interest Rate at any time exceeds the Maximum Rate, resulting in the charging of interest hereunder to be limited to the Maximum Rate, then any subsequent reduction in the Applicable Interest Rate shall not reduce the rate at which interest under this Note accrues until the total amount of interest accrued hereunder equals the amount of interest which would have accrued had the Applicable Interest Rate at all times been in effect.

            (h) During the Extension Period, Borrower may pay the entire unpaid Indebtedness on any Business Day designated as the date for such payment in a written notice from Borrower to Lender given at least 30 days prior to the date of such payment. No prepayment premium will be payable by Borrower during the Extension Period.

            (i) The following defined terms are added to this Note:

                  (i) "Adjustable Interest Rate" means the variable per annum rate at which interest will accrue on the outstanding principal balance of this Note. The Adjustable Interest Rate applicable during any Interest Adjustment Period will equal the Index Rate, truncated at the fifth (5th) decimal place if necessary, for such Interest Adjustment Period, plus the Margin.

                  (ii) "Margin" means two and one-half (2.5) percentage points (250 basis points).

                  (iii) "Index Rate" means, for any Interest Adjustment Period, the Reference Bill(R) Index Rate for such Interest Adjustment Period. However, if Freddie Mac has not conducted a Reference Bill auction within the 60-calendar day period prior to the first day of an Interest Adjustment Period, the Index Rate for such Interest Adjustment Period will be the LIBOR Index Rate for such Interest Adjustment Period minus one-tenth of one percentage point.

                  (iv) "Interest Adjustment Period" means each successive one calendar month beginning on the Initial Maturity Date and continuing until the entire Indebtedness is paid in full.

                  (v) "LIBOR  Index"  means the  British  Bankers  Association's
                  (BBA) one month LIBOR Rate for United States Dollar (may be displayed as "USD") deposits, as displayed on the LIBOR Index Page used to establish the LIBOR Index Rate, as more fully set forth below.

                  (vi) "LIBOR Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index, as of 11:00 a.m. (London time) on the second London Banking Day preceding the first day of such Interest Adjustment Period, as such LIBOR Rate is displayed on the LIBOR Index Page. The LIBOR Index Rate for the first Interest Adjustment Period means the British Bankers Association's (BBA) LIBOR Rate for the LIBOR Index, as of 11:00 a.m. (London time) on the second London Banking Day preceding the first day of the month in which the first Interest Adjustment Period begins, as such LIBOR Rate is displayed on the LIBOR Index Page. The "LIBOR Index Page" is the Bloomberg L.P., page "BBAM", or such other page for the LIBOR Index as may replace page BBAM on that service, or at the option of Lender (i) the applicable page for the LIBOR Index on another service which electronically transmits or displays BBA LIBOR Rates, or (ii) any publication of LIBOR rates available from the BBA. In the event the BBA ceases to set or publish a LIBOR rate/interest settlement rate for the LIBOR Index, Lender will designate an alternative index, and such alternative index shall constitute the LIBOR Index Rate. A "London Banking Day" is any day on which banks are open for dealing in interbank deposits in London.

                  (vii)  "Reference   Bills(R)"  means  the  unsecured   general
                  obligations of Freddie Mac designated by Freddie Mac as "Reference Bills(R)" and having original duration to maturity most comparable to the term of the Reference Bill Index, and issued by Freddie Mac at regularly scheduled auctions. In the event Freddie Mac shall at any time cease to designate any unsecured general obligations of Freddie Mac as "Reference Bills", then at the option of Lender (i) Lender may select from time to time another unsecured general obligation of Freddie Mac having original duration to maturity most comparable to the term of the Reference Bill Index and issued by Freddie Mac at regularly scheduled auctions, and the term "Reference Bills" as used in this Note shall mean such other unsecured general obligations as selected by Lender; or (ii) for any one or more Interest Adjustment Periods, Lender may use the applicable LIBOR Index Rate as the Index Rate for such Interest Adjustment Period(s).

                  (viii)  "Reference  Bill Index" means the one-month  Reference
                  Bills.   One-month   Reference   Bills  have   maturities   of
                  approximately 30 days.

                  (ix) "Reference Bill Index Rate" means, for any Interest Adjustment Period after the first Interest Adjustment Period, the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of such Interest Adjustment Period, as displayed on the Reference Bill Index Page. The Reference Bill Index Rate for the first Interest Adjustment Period means the Money Market Yield for the Reference Bills as established by the Reference Bill auction conducted by Freddie Mac most recently preceding the first day of the month in which the first Interest Adjustment Period begins, as displayed on the Reference Bill Index Page. The "Reference Bill Index Page" is the Freddie Mac Debt Securities Web Page (accessed via the Freddie Mac internet site at www.freddiemac.com), or at the option of Lender, any publication of Reference Bills auction results available from Freddie Mac.

            (j) Notwithstanding anything else in this Note to the contrary, during the Extension Period and thereafter, the Default Rate will equal the greater of the amount calculated pursuant to Paragraph 8 and four (4) percentage points above the Adjustable Interest Rate, but in no event more than the Maximum Rate.

            (k) Notwithstanding anything in Paragraph 10 that may be deemed to be to the contrary, the Yield Maintenance Period expires on the Initial Maturity Date and any prepayment of principal prior to the Initial Maturity Date must be accompanied by the applicable prepayment premium.

            (l) If the Extension Period becomes effective, during the Extension Period and thereafter, any references to the "Maturity Date" of the Note in any other Loan Document shall be deemed to mean the Extended Maturity Date.

            (m) Anything in Section 21 of the Security Instrument to the contrary notwithstanding, Borrower will not request that Lender consent to, and Lender will not consent to, a Transfer during the Extension Period.

8. From and after the effective date of this Allonge: (i) references in the Note and the other Loan Documents to the "Security Instrument" mean the Security Instrument dated as of the date of the Note, as amended by the First Amendment to Security Instrument dated as of the date of this Allonge, and (ii) references in the Loan Documents to the "Note" mean the Note as amended by this Allonge.

9. The Note remains in full force and effect and, except as amended hereby, unmodified. This Allonge is not intended as a discharge, substitution or novation of the indebtedness of the Note. Borrower hereby confirms that it has no defenses or offsets of any kind against any of the indebtedness due under the Note as modified and amended by this Allonge.

10. Guarantor has signed this Allonge to confirm that its Guaranty remains in full force and effect and extends to the Note as amended by this Allonge and to the Security Instrument as amended. Borrower and Guarantor acknowledge that the request that Lender accept and execute this Allonge is within the scope of Paragraph 9(e)(3) of the Note.

11. This Allonge is intended to be executed on multiple counterpart signature pages. Signature Pages Follow

In Witness Whereof, the undersigned have executed this Allonge and Amendment to Multifamily Note as of the effective date provided for therein.

                                    BORROWER:


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

                                    By:  ConCap Equities, Inc., a Delaware
                                           corporation, its general partner




                                         By:    /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President

In Witness Whereof, the undersigned has executed this Allonge and Amendment to Multifamily Note as of the effective date provided for therein.


                                     LENDER:

                                    FEDERAL HOME LOAN MORTGAGE CORPORATION


                                    By:   /s/Dennis B. Graven
                                    Name: Dennis B. Graven
                                    Title:Regional Director - Multifamily

                                    SEEN AND AGREED:

                                   GUARANTOR:

                                    AIMCO PROPERTIES, L.P., a Delaware
                                       limited partnership

                                    By:   AIMCO-GP, Inc., a Delaware
                                          corporation, its general partner




                                          By: /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President