Form 10-Q
period 2004-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2004-11-15
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                       or

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

ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                           September 30, December 31,
                                                               2004          2003
                                                            (Unaudited)     (Note)
                                                                          (Restated)
Assets
   Cash and cash equivalents                                   $  841        $ 1,537
   Receivables and deposits                                      1,142         1,163
   Restricted escrows                                              960           748
   Other assets                                                  1,825         1,388
   Assets held for sale (Note A)                                 3,745         4,479
   Investment properties:
      Land                                                      11,216        11,216
      Buildings and related personal property                   98,945        84,614
                                                               110,161        95,830
      Less accumulated depreciation                            (75,587)      (74,370)
                                                                34,574        21,460
                                                             $ 43,087      $ 30,775
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $   2,696        $ 731
   Tenant security deposit liabilities                             323           352
   Accrued property taxes                                          965         1,014
   Other liabilities                                               898         1,107
   Due to affiliates (Note B)                                   10,129            --
   Distributions payable                                           715           715
   Mortgage notes payable                                       53,653        55,703
   Liabilities related to assets held for sale (Note A)         10,259        12,588
                                                                79,638        72,210
Partners' Deficit
   General partners                                             (6,855)       (7,044)
   Limited partners (342,773 units issued and
      outstanding)                                             (29,696)      (34,391)
                                                               (36,551)      (41,435)
                                                             $ 43,087      $ 30,775

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

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                     2004       2003       2004        2003
                                                             (Restated)             (Restated)

Revenues:
  Rental income                                    $ 4,033    $ 4,148    $11,727     $11,936
  Other income                                         494        533      1,499       1,466
  Casualty gain (Note C)                               129         23        528          23
        Total revenues                               4,656      4,704     13,754      13,425

Expenses:
  Operating                                          2,254      2,016      6,052       5,608
  General and administrative                           240        383        750       1,005
  Depreciation                                         520        637      1,600       2,081
  Interest                                             971        945      2,872       2,841
  Property taxes                                       264        329        886         893
  Loss on early extinguishment of debt (Note E)        278         --        278          --
        Total expenses                               4,527      4,310     12,438      12,428

Income from continuing operations                      129        394      1,316         997
Income from discontinued operations (Note A)           205        172        434         345
Gain on sale of discontinued operations
  (Note D)                                              --         83      3,141       6,232
Net income                                          $ 334      $ 649     $ 4,891     $ 7,574

Net income allocated to general partners (4%)        $ 13       $ 26      $ 196       $ 303
Net income allocated to limited partners (96%)         321        623      4,695       7,271

                                                    $ 334      $ 649     $ 4,891     $ 7,574

Per limited partnership unit:
Income from continuing operations                   $ 0.37     $ 1.10     $ 3.69      $ 2.79
Income from discontinued operations                   0.57       0.49       1.21        0.97
Gain on sale of discontinued operations                 --       0.23       8.80       17.45
Net income                                          $ 0.94     $ 1.82    $ 13.70     $ 21.21

Distributions per limited partnership unit           $ --      $ 2.90      $ --      $ 15.62

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2003                   342,773       $ (7,044)   $(34,391)   $(41,435)

Distributions to partners                   --             (7)         --          (7)

Net income for the nine months
   ended September 30, 2004                 --            196       4,695       4,891

Partners' deficit at
   September 30, 2004                  342,773       $ (6,855)   $(29,696)   $(36,551)

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004        2003
Cash flows from operating activities:
  Net income                                                    $ 4,891      $ 7,574
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,992        2,572
   Amortization of loan costs                                       107          156
   Casualty gain                                                   (528)         (23)
   Loss on early extinguishment of debt                             326           13
   Gain on sale of discontinued operations                       (3,141)      (6,232)
   Change in accounts:
      Receivables and deposits                                       21         (103)
      Other assets                                                 (473)        (445)
      Accounts payable                                                2         (276)
      Tenant security deposit liabilities                           (67)          (2)
      Accrued property taxes                                         13           50
      Other liabilities                                            (209)         191
      Due to affiliates                                              75          149
       Net cash provided by operating activities                  3,009        3,624
Cash flows from investing activities:
  Property improvements and replacements                        (13,141)      (2,431)
  Net (deposits to) withdrawals from restricted escrows            (212)         309
  Insurance proceeds received                                       528           23
  Net proceeds from sale of discontinued operations               3,794        8,137
       Net cash (used in) provided by investing activities       (9,031)       6,038
Cash flows from financing activities:
  Payments on mortgage notes payable                               (609)        (654)
  Proceeds from mortgage notes payable                            3,810           --
  Repayment of mortgage notes payable                            (7,604)      (4,229)
  Loan costs and prepayment penalties paid                         (318)          --
  Advances from affiliate                                        12,073           --
  Payments on advances from affiliate                            (2,019)          --
  Distributions to partners                                          (7)      (5,432)
       Net cash provided by (used in) financing activities        5,326      (10,315)
Net decrease in cash and cash equivalents                          (696)        (653)
Cash and cash equivalents at beginning of period                  1,537        2,127
Cash and cash equivalents at end of period                       $ 841       $ 1,474

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $3,922,000 and $4,084,000 for the nine months ended September 30, 2004 and 2003, respectively.

At September 30, 2004 and December 31, 2003, property improvements and replacements of approximately $2,106,000 and $243,000, respectively, were included in accounts payable.

Distributions   payable  and   distributions   to  partners   were  adjusted  by
approximately $144,000 for non-cash activity for the nine months ended September
30, 2003.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations as of January 1, 2003 have been restated to reflect the operations of Point West Apartments as income from discontinued operations due to its sale in March 2004 and the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales subsequent to September 30, 2004 (see Note H). In addition, the operations of South Port Apartments are shown as income from discontinued operations due to its sale in March 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $819,000 and $881,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged reimbursement of accountable administrative expenses amounting to approximately $715,000 and $624,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $156,000 and $50,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At September 30, 2004, the Partnership owed approximately $57,000 for such reimbursements, which is included in due to affiliates.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $158,000 under this provision of the Partnership Agreement to the General Partner during the nine months ended September 30, 2003, which is included in general and administrative expenses. There were no such special management fees paid or earned during the nine months ended September 30, 2004.

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

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $12,073,000 during the nine months ended September 30, 2004 to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property (see Note E). During the same period, the Partnership repaid approximately $2,033,000, which included approximately $14,000 of interest. There were no such advances or repayments during the nine months ended September 30, 2003. Interest on advances is charged at prime plus 2% or 6.75% at September 30, 2004. Interest expense was approximately $32,000 for the nine months ended September 30, 2004. There was no interest expense for the nine months ended September 30, 2003. At September 30, 2004, the Partnership owed approximately $10,072,000 for advances and accrued interest, which is included in due to affiliates. Subsequent to September 30, 2004, the Partnership received additional advances of approximately $1,915,000 to pay construction invoices for Belmont Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $388,000 and $350,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gains

In October 2003, Citadel Village Apartments suffered fire damage to five apartment units. Insurance proceeds of approximately $92,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $92,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of its rental units. Insurance proceeds of approximately $44,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. During the nine months ended September 30, 2004, the Partnership received insurance proceeds of approximately $319,000, which included approximately $29,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $290,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $47,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In January 2003, The Apartments had a fire, which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the nine months ended September 30, 2003. The Partnership recognized a casualty gain of approximately $23,000 during the nine months ended September 30, 2003 as the damaged assets were fully depreciated at the time of the casualty.

Note D - Disposition of Investment Properties

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the nine months ended September 30, 2004, as a result of this sale. The property's operations, a loss of approximately $87,000 and $65,000 for the nine months ended September 30, 2004 and 2003, respectively, including revenues of approximately $189,000 and $607,000, respectively, are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the nine months ended September 30, 2004 due to the write off of unamortized loan costs, which is also included in income from
discontinued   operations  in  the  accompanying   consolidated   statements  of
operations.

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the nine months ended September 30, 2003, as a result of this sale. The property's operations, income of approximately $8,000 for the nine months ended September 30, 2003, including revenues of approximately $327,000, are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the nine months ended September 30, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves and loans from the General Partner. During the nine months ended September 30, 2004, approximately $12,332,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $299,000 and capitalized property tax expense of approximately $186,000. The Partnership anticipates additional construction costs of approximately $6.9 million during the remainder of 2004.

As part of the redevelopment, during the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership paid prepayment penalties of approximately $169,000 and wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations.

Note F - Second Mortgage Financing

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

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

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

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

Note G - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note H - Subsequent Event

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for net proceeds of approximately $10,518,000 after payment of closing costs. The Partnership used approximately $6,374,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates that it will recognize a gain on the sale of approximately $8,189,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $20,000 as a result of unamortized loan costs being written off. The property's operations, income of approximately $9,000 and loss of approximately $81,000 for the nine months ended September 30, 2004 and 2003, respectively, include revenues of approximately $1,935,000 and $1,968,000, respectively, and are included in income from discontinued operations.

On October 29, 2004, the Partnership sold Briar Bay Racquet Club Apartments to a third party, for net proceeds of approximately $19,547,000 after payment of closing costs. The Partnership used approximately $3,520,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates that it will recognize a gain on the sale of approximately $17,961,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $114,000 as a result of unamortized loan costs being written off and prepayment penalties paid. The property's operations, income of approximately $512,000 and $483,000 for the nine months ended September 30, 2004 and 2003, respectively, include revenues of approximately $1,425,000 and $1,344,000, respectively, and are included in income from discontinued operations.

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

The Partnership's investment properties consist of eleven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      The Apartments (1)                            91%        94%
        Omaha, NE
      Arbours of Hermitage Apartments               94%        95%
        Nashville, TN
      Belmont Place                                  --         2%
        Marietta, GA
      Citadel Apartments (2)                        92%        95%
        El Paso, TX
      Citadel Village Apartments (3)                87%        78%
        Colorado Springs, CO
      Foothill Place Apartments (4)                 86%        90%
        Salt Lake City, UT
      Knollwood Apartments (4)                      90%        95%
        Nashville, TN
      Lake Forest Apartments                        95%        95%
        Omaha, NE
      Post Ridge Apartments (4)                     91%        95%
        Nashville, TN
      Rivers Edge Apartments (5)                    96%        92%
        Auburn, WA
      Village East Apartments (3)                   77%        70%
        Cimarron Hills, CO

(1) The General Partner attributes the decrease in occupancy at The Apartments to damage sustained in an ice storm in February 2004 which caused many tenants to vacate the property.

(2) The General Partner attributes the decrease in occupancy at Citadel Apartments to military deployments in the local area.

(3)   The  General  Partner  attributes  the  increase in  occupancy  at Citadel
      Village and Village East Apartments to a more aggressive marketing campaign and the use of competitive pricing strategies in the local market coupled with the return of military personnel from overseas deployment.

(4) The General Partner attributes the decrease in occupancy at Knollwood, Foothill Place and Post Ridge Apartments to a more stringent tenant acceptance policy in order to create a more stable customer base coupled with units being uninhabitable due to fire damage at Knollwood and roofing issues at Post Ridge.

(5) The General Partner attributes the increase in occupancy at Rivers Edge Apartments to a more aggressive marketing campaign and the use of competitive pricing strategies in the local market.

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

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2004 was approximately $334,000 and $4,891,000, compared to net income of approximately $649,000 and $7,574,000 for the three and nine months ended September 30, 2003, respectively. The decrease in net income for the three months ended September 30, 2004 is due to a decrease in gain on sale of discontinued operations, a decrease in total revenues and an increase in total expenses. The decrease in net income for the nine months ended September 30, 2004 is primarily due to the decrease in gain on sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations as of January 1, 2003 have been restated to reflect the operations of Point West Apartments as income from discontinued operations due to its sale in March 2004 and the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales subsequent to September 30, 2004. In addition, the operations of South Port
Apartments are shown as income from discontinued operations due to its sale in March 2003.

The operations of Briar Bay Apartments were income of approximately $512,000 and $483,000 for the nine months ended September 30, 2004 and 2003, respectively, and include revenues of approximately $1,425,000 and 1,344,000, respectively. The operations of Nob Hill Villa Apartments were income of approximately $9,000 and loss of approximately $81,000 for the nine months ended September 30, 2004 and 2003, respectively, and include revenues of approximately $1,935,000 and $1,968,000, respectively. These amounts are included in income from discontinued operations in the accompanying consolidated statements of operations.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the nine months ended September 30, 2004, as a result of this sale. The property's operations, a loss of approximately $87,000 and $65,000 for the nine months ended September 30, 2004 and 2003, respectively, including revenues of approximately $189,000 and $607,000, respectively, are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the nine months ended September 30, 2004 due to the write off of unamortized loan costs, which is also included in income from
discontinued   operations  in  the  accompanying   consolidated   statements  of
operations.

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the nine months ended September 30, 2003, as a result of this sale. The property's operations, income of approximately $8,000 for the nine months ended September 30, 2003, including revenue of approximately $327,000, is included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the nine months ended September 30, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Excluding the discontinued operations and gain on sales, the Partnership's income from continuing operations for the three and nine months ended September 30, 2004 was approximately $129,000 and $1,316,000, respectively, compared to income from continuing operations of approximately $394,000 and $997,000 for the corresponding periods in 2003. Income from continuing operations decreased for the three month period due to a decrease in total revenues and an increase in total expenses. Income from continuing operations increased for the nine month period due to an increase in total revenues.

Total revenues for the three month period decreased due to decreases in rental and other income partially offset by an increase in casualty gains recognized in 2004. Total revenues for the nine month period increased due to casualty gains recognized in 2004 and an increase in other income partially offset by a decrease in rental income. Rental income for both periods decreased due to decreases in occupancy at six of the investment properties and decreases in the average rental rate at four of the investment properties partially offset by increases in occupancy at three of the investment properties and a decrease in bad debt expense at most of the investment properties. Other income for the three month period decreased due to a decrease in late charges and non-refundable fees at most of the investment properties and a decrease in lease cancellation fees at four of the investment properties. Other income for the nine month period increased due to an increase in cleaning and damage charges and lease cancellation fees, primarily at Foothill Place Apartments.

In October 2003, Citadel Village Apartments suffered fire damage to five apartment units. Insurance proceeds of approximately $92,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $92,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of its rental units. Insurance proceeds of approximately $44,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. During the nine months ended September 30, 2004, the Partnership received insurance proceeds of approximately $319,000, which included approximately $29,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $290,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $47,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In January 2003, The Apartments had a fire, which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the nine months ended September 30, 2003. The Partnership recognized a casualty gain of approximately $23,000 during the nine months ended September 30, 2003 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses for the three month period increased due to an increase in operating expense and the loss on early extinguishment of debt recognized in 2004 partially offset by decreases in general and administrative, depreciation and property tax expenses. Although total expenses for the nine month period remained relatively constant, an increase in operating expense and the loss on early extinguishment of debt recognized in 2004 were offset by decreases in general and administrative and depreciation expenses. Operating expense for both periods increased due to increases in property and maintenance expenses. Property expense increased due to an increase in payroll and related benefits and utilities at most of the investment properties partially offset by the ongoing construction project at Belmont Place Apartments which resulted in the property not incurring significant property expenses in 2004. Maintenance expense increased due to an increase in contract labor at most of the investment properties and due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments. Depreciation expense for both periods decreased due to the building at Foothill Place Apartments becoming fully depreciated in 2003 and due to no depreciation being charged at Belmont Place Apartments during 2004 while the property is being constructed. Property tax expense for the three month period decreased due to decreases in the assessed values at nine of the investment properties and due to an increase in the amount of capitalized construction period taxes at Belmont Place Apartments.

General and administrative expense decreased for both periods due to a decrease in management reimbursements to the General Partner, as allowed under the Partnership Agreement, and a decrease in management fees paid to the General Partner in connection with distributions made from operations. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $841,000 compared to approximately $1,474,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $696,000 from the Partnership's year ended December 31, 2003 is due to approximately
$9,031,000 of cash used in investing activities partially offset by approximately $3,009,000 and $5,326,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received and net proceeds from the sale of Point West Apartments. Cash provided by financing activities consisted of proceeds from mortgage notes payable and advances received from an affiliate of the General Partner partially offset by payments of principal on the mortgages encumbering the investment properties, repayment of the mortgages encumbering Point West and Belmont Place Apartments, repayment of advances from an affiliate of the General Partner, loan costs and prepayment penalties paid and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

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

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (4.84% at September 30, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

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

As part of the redevelopment of Belmont Place Apartments, during the nine months ended September 30, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership paid prepayment penalties of approximately $169,000 and wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

The Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $405,000 of capital improvements at The Apartments, consisting primarily of casualty repairs, floor covering replacements, water heaters, and heating system upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $146,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $189,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $61,000 of capital improvements at Briar Bay Racquet Club Apartments, consisting primarily of structural and floor covering replacements. These improvements were funded from operating cash flow. The property was sold subsequent to September 30, 2004.

Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.4 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005. The
Partnership plans to fund these construction expenditures from operating cash flow, proceeds from a cross collateralized loan, partnership reserves and loans from the General Partner. During the nine months ended September 30, 2004, approximately $12,332,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $299,000 and capitalized property tax expense of approximately $186,000. The Partnership anticipates additional construction costs of approximately $6.9 million during the remainder of 2004.

Citadel Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $29,000 of capital improvements at Citadel Apartments, consisting primarily of air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $116,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Citadel Village Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $509,000 of capital improvements at Citadel Village Apartments, consisting primarily of casualty repairs from a fire and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Foothill Place Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $534,000 of capital improvements at Foothill Place Apartments, consisting primarily of water heater and plumbing fixture installations, appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $45,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Knollwood Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $200,000 of capital improvements at Knollwood Apartments, consisting primarily of roof replacement and water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $5,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lake Forest Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $170,000 of capital improvements at Lake Forest Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $5,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $203,000 of capital improvements at Nob Hill Villa Apartments, consisting primarily of appliance and floor covering replacements, water heater replacements and plumbing fixtures. These improvements were funded from operating cash flow. This property was sold subsequent to September 30, 2004.

Point West Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $3,000 of capital improvements at Point West Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold on March 31, 2004.

Post Ridge Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $120,000 of capital improvements at Post Ridge Apartments, consisting primarily of parking area improvements, roof replacements, and floor covering and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Rivers Edge Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $52,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $57,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Village East Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $197,000 of capital improvements at Village East Apartments, consisting primarily of floor covering replacements and plumbing fixtures. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $14,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $53,653,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $27,130,000 due in 2005, $3,810,000 due in 2007, $9,003,000 due in 2014 and $173,000 due in 2022. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit

Operations               $ --             $ --            $1,827           $ 5.12
Sale (1)                    --               --            3,743            10.50
Total                    $ --             $ --            $5,570           $15.62

(1) Proceeds from the sale of Southport Apartments in March 2003.

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $7,000 and $6,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the nine months ended September 30, 2004 and 2003, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,674.50 limited partnership units (the "Units") in the Partnership representing 59.42% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 8, 2004 AIMCO Properties, L.P. made a tender offer to purchase any and all of the Units not owned by affiliates of AIMCO for a purchase price of $181.82 per Unit. The tender off expires on December 8, 2004, unless extended. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 59.42% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2004, a 100 basis point increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at September 30, 2004. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of September 30, 2004.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2004              $ 225                7.54%
                           2005              27,869               6.67%
                           2006                 797               7.54%
                           2007               4,670               7.19%
                           2008                 928               7.54%
                        Thereafter           19,164               7.54%

                          Total             $53,653

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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

                                    Date: November 12, 2004

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

      10.91 Form of Repair Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
                  2003).

      10.92 Form of Cross-Collateralization Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003).

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

      10.98 Multifamily Note dated June 21, 2004 between Concap Citadel Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.99 Replacement Reserve Agreement dated June 21, 2004 between Concap Citadel Associates, Ltd. a Texas limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.100 Allonge and Amendment to Multifamily Note dated June 21, 2004 between Concap Citadel Associates, Ltd., a Texas limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.101 Multifamily Note dated June 8, 2004 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.102 Replacement Reserve Agreement dated June 8, 2004 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.103 Allonge and Amendment to Multifamily Note dated June 8, 2004 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

      10.104 Purchase and Sale Contract between Briar Bay Associates, Ltd., a Texas limited partnership, as Seller, and Victoria Real Estate Management, Inc., a Florida corporation, as Purchaser, effective September 13, 2004. (Incorporated by reference to Form 8-K dated September 13, 2004).

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

Date: November 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  executive  officer  of
                                    the Partnership

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

Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice     President     of    ConCap
                                    Equities,  Inc.,  equivalent of the
                                    chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.