Form 10-K
period 2004-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2005-03-31
CIK 355804

UNITED SATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2004, the Partnership owned 10 income-producing properties (or interests therein) and one property which is under development in Atlanta, Georgia, which range in age from 27 to 32 years old and are principally located in the midwest, southeastern and southwestern United States. Prior to 2004, the Partnership had disposed of 34 properties originally owned by the Partnership. Three properties were sold in 2004. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in "Item 7" of this Form 10-K.

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

Item 2.     Description of Properties

The Partnership originally acquired 48 properties of which seventeen (17) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2004, the Partnership owned eleven (11) apartment complexes, including one which is currently under development. Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

                                     Date of
Property                             Purchase       Type of Ownership           Use

The Apartments (1)                    04/84    Fee ownership, subject to     Apartment
   Omaha, Nebraska                             a first mortgage              204 units
Arbours of Hermitage Apts. (1)        09/83    Fee ownership subject to      Apartment
   Nashville, Tennessee                        a first mortgage              350 units
Belmont Place Apts. (2)               08/82    Fee ownership subject to     Land being
   Marietta, Georgia                           a first mortgage              developed
Citadel Apts. (1)                     05/83    Fee ownership subject         Apartment
   El Paso, Texas                              to first and second
                                               mortgages                     261 units
Citadel Village Apts. (1)             12/82    Fee ownership subject         Apartment
   Colorado Springs, Colorado                  to a first mortgage           122 units
Foothill Place Apts. (2)              08/85    Fee ownership subject         Apartment
   Salt Lake City, Utah                        to a first mortgage           450 units
Knollwood Apts. (1)                   07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to a first mortgage           326 units
Lake Forest Apts.                     04/84    Fee ownership subject         Apartment
   Omaha, Nebraska                             to first and second
                                               mortgages                     312 units
Post Ridge Apts. (2)                  07/82    Fee ownership subject         Apartment
   Nashville, Tennessee                        to first and second           150 units
                                               mortgages
Rivers Edge Apts. (2)                 04/83    Fee ownership subject         Apartment
   Auburn, Washington                          to a first mortgage           120 units
Village East Apts. (1)                12/82    Fee ownership subject         Apartment
   Cimarron Hills, Colorado                    to a first mortgage           137 units

(1) Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2) Property is held by a limited partnership in which the Partnership owns a 99% interest.

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000 and $497,000 for the years ended December 31, 2003 and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $327,000, and $1,571,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sale price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,210,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, losses of approximately $87,000 and $62,000 and income of approximately $44,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $189,000, $811,000 and
$822,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for a gross sale price of $10,700,000. The net proceeds realized by the Partnership were approximately $10,519,000 after payment of closing costs of approximately $181,000. The Partnership used approximately $6,328,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,962,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $108,000 and income of approximately $24,000 and $273,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $2,071,000, $2,642,000 and $2,702,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $23,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Briar Bay Apartments to a third party, for a gross sale price of $20,352,000. The net proceeds realized by the
Partnership were approximately $19,644,000 after payment of closing costs of approximately $708,000. The Partnership used approximately $3,500,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $18,109,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $308,000,
$637,000  and $796,000 for the years ended  December 31, 2004,  2003,  and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $1,574,000, $1,805,000 and $1,927,000, respectively. In addition, for the year ended December 31, 2004 the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 due to the write-off of unamortized loan costs and approximately $98,000 due to pre-payment penalties paid. These amounts are included in income from discontinued operations in the accompanying consolidated statements of operations.

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

                             Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                     Value    Depreciation      Life     Depreciation    Tax Basis
                                (in thousands)                                      (in
                                                                                thousands)

The Apartments              $ 9,751     $ 8,246       5-30 yrs        S/L         $ 1,541
Arbours of Hermitage
  Apartments                 15,448       12,715      5-30 yrs        S/L           3,187
Belmont Place
   Apartments                23,685           --      5-30 yrs        S/L          22,350
Citadel Apartments            8,295        7,200      5-30 yrs        S/L             935
Citadel Village
  Apartments                  5,238        3,930      5-30 yrs        S/L           1,645
Foothill Place
  Apartments                 18,072       12,804      5-30 yrs        S/L           6,165
Knollwood Apartments         12,999       11,147      5-30 yrs        S/L           2,384
Lake Forest Apartments       10,389        8,710      5-30 yrs        S/L           1,760
Post Ridge Apartments         5,960        4,785      5-30 yrs        S/L           1,436
Rivers Edge Apartments        3,808        3,000      5-30 yrs        S/L             982
Village East Apartments       4,559        3,559      5-30 yrs        S/L           1,008

          Total            $118,204     $ 76,096                                 $ 43,393

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

                          Principal    Principal                                  Principal
                          Balance At  Balance At   Stated                          Balance
                         December 31, December 31, Interest   Period    Maturity     Due At
        Property             2004        2003       Rate    Amortized    Date    Maturity (h)
                              (in thousands)                                     (in thousands)

The Apartments             $ 4,235      $ 4,367   8.37% (a)  20 yrs     03/20        $ --
Arbours of Hermitage
  Apartments                 5,650        5,650   6.95% (a)    (c)      12/05        5,650
Belmont Place Apartments        --        5,400   6.95% (a)    (d)       (d)            --
Briar Bay Racquet Club
  Apartments                    --        3,500   6.95% (a)    (e)       (e)            --
Citadel Apartments
  1st mortgage               4,215        4,303   8.55% (a)  30 yrs      7/14        3,748
  2nd mortgage               1,310        --         (b)     (c)(f)      7/07        1,310
Citadel          Village     2,450        2,450   6.95% (a)    (c)      12/05        2,450
Apartments
Foothill           Place    10,100       10,100   6.95% (a)    (c)      12/05       10,100
Apartments
Knollwood Apartments         6,780        6,780   6.95% (a)    (c)      12/05        6,780
Lake Forest Apartments
  1st mortgage               6,027        6,156   7.43% (a)  30 yrs      7/14        5,255
  2nd mortgage               2,500           --      (b)     (c)(f)      7/07        2,500
Nob      Hill      Villa        --        6,476   9.20% (a)    (e)       (e)            --
Apartments
Point West Apartments           --        2,221   7.86% (a)    (e)       (e)            --
Post Ridge Apartments
  1st mortgage               4,152        4,279   6.63% (a)  20 yrs     01/22           --
  2nd mortgage                 369          375   7.04% (a) 18 yrs      01/22          173
                                                               (g)
Rivers Edge Apartments       3,582        3,693   7.82% (a)  20 yrs     09/20           --
Village East Apartments      2,150        2,150   6.95% (a)    (c)      12/05        2,150

      Totals               $53,520      $67,900                                    $40,116

(a)   Fixed rate mortgage.
(b) Interest rate is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004).
(c) Monthly payments of interest only at the stated rate until maturity. (d) Mortgage was repaid in September 2004. (e) Property was sold during 2004.
(f) The first mortgage was modified and the second mortgage was obtained in June 2004 (see below for further explanation).
(g)   Debt was  obtained  October 22, 2003 (see below for further  explanation).
      (h) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On October 22, 2003, the Partnership entered into a second mortgage for Post Ridge Apartments. The second mortgage is in the principal amount of $375,000 and has a stated interest rate of 7.04% per annum. Payments of principal and interest of approximately $3,000 are due on the first day of each month commencing December 2003 until January 2022 at which time a balloon payment of approximately $173,000 is required. The proceeds from the second mortgage were used as a cross collateralized loan to Belmont Place Apartments to establish a capital escrow reserve as required by the mortgage lender. Belmont Place Apartments used these proceeds to fund the reconstruction of the property.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

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

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2004 and 2003 for each property.

                                          Average Annual              Average
                                           Rental Rates              Occupancy
                                            (per unit)
 Property                                2004        2003        2004         2003
 The Apartments                        $ 6,907      $ 6,812       92%         94%
 Arbours of Hermitage Apartments         7,307        7,159       94%         95%
 Belmont Place Apartments                   --           --       --%          2%
 Citadel Apartments                      6,647        6,497       92%         95%
 Citadel Village Apartments              7,598        7,311       89%         80%
 Foothill Place Apartments               7,679        7,776       86%         91%
 Knollwood Apartments                    7,452        7,661       92%         95%
 Lake Forest Apartments                  6,945        6,862       94%         95%
 Post Ridge Apartments                   8,976        8,949       91%         95%
 Rivers Edge Apartments                  8,328        8,316       96%         93%
 Village East Apartments                 6,248        6,574       77%         68%

The decrease in occupancy at Citadel Apartments is primarily due to military deployments in the local area. The increases in occupancy at Citadel Village and Village East Apartments is due to a more aggressive marketing campaign and the use of competitive pricing strategies in the local market coupled with the return of military personnel from overseas deployment. The decrease in occupancy at Foothill Place Apartments is due to a more stringent tenant acceptance policy in order to create a more stable customer base and due to the addition of new student housing in the local area, which has created greater competition for tenants. The decreases in occupancy at Knollwood and Post Ridge Apartments are due to a more stringent tenant acceptance policy in order to create a more stable customer base. In addition, some units were uninhabitable due to fire damage at Knollwood Apartments and roofing issues at Post Ridge Apartments. The increase in occupancy at Rivers Edge Apartments is due to a more aggressive marketing campaign and the use of competitive pricing strategies in the local market.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the year ended December 31, 2004, approximately $19,762,000 of construction costs were incurred. During the years ended December 31, 2004, 2003, and 2002, the Partnership capitalized interest costs of approximately $299,000, $390,000, and $107,000, tax and insurance expenses of approximately $136,000, $226,000, and $31,000, and other construction period operating expenses of approximately $105,000, $351,000, and $65,000, respectively. The Partnership anticipates additional construction costs of approximately $11.8 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

As part of the redevelopment, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership paid prepayment penalties of approximately $170,000 and wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 and 2003 for each property were:

                                       2004          2004          2003         2003
                                     Billing         Rate        Billing        Rate
                                  (in thousands)              (in thousands)

The Apartments                         $127          2.2%          $127          2.2%
Arbours of Hermitage Apartments         181          3.8%           186          3.8%
Belmont Place Apartments                 55          3.0%           152          3.0%
Citadel Apartments                      188          3.1%           184          3.0%
Citadel Village Apartments               19          5.9%            19          5.9%
Foothill Place Apartments               196          1.5%           175          1.5%
Knollwood Apartments                    183          3.8%           183          3.8%
Lake Forest Apartments                  196          2.2%           196          2.2%
Post Ridge Apartments                    98          3.8%            98          3.8%
Rivers Edge Apartments                   69          1.3%            70          1.4%
Village East Apartments                  22          6.1%            22          6.0%

Capital Improvements

The Apartments

During the year ended December 31, 2004, the Partnership completed approximately $448,000 of capital improvements at the property, consisting primarily of structural and building improvements, water heater and floor covering replacements and golf cart purchases. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the year ended December 31, 2004, the Partnership completed approximately $245,000 of capital improvements at the property, consisting primarily of parking area upgrade, roof replacement, major landscaping, structural improvements, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Briar Bay Racquet Club Apartments

During the year ended December 31, 2004, the Partnership completed approximately $53,000 of capital improvements at the property consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow. This property was sold October 29, 2004.

Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the building's foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded these construction expenditures from operating cash flows, proceeds from a cross collateralized loan, partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During 2004, approximately $19,762,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $299,000, capitalized property tax expense of approximately $136,000 and capitalized construction period operating costs of approximately $105,000. The Partnership anticipates additional construction costs of approximately $11.8 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

Citadel Apartments

During the year ended December 31, 2004, the Partnership completed approximately $55,000 of capital improvements at the property, consisting primarily of water heater, air conditioning unit, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $555,000 of capital improvements at the property, consisting primarily of casualty repairs from a fire, building improvements, swimming pool and fencing upgrades, major landscaping, parking lot resurfacing, and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2004, the Partnership completed approximately $793,000 of capital improvements at the property, consisting primarily of floor covering, countertop, water heater and appliance replacements, plumbing fixture replacements, structural improvements, air conditioning upgrades and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the year ended December 31, 2004, the Partnership completed approximately $233,000 of capital improvements at the property, consisting primarily of roof replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the year ended December 31, 2004, the Partnership completed approximately $205,000 of capital improvements at the property, consisting primarily of water heater and air conditioning upgrades, tennis court resurfacing, structural improvements, and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Nob Hill Villa Apartments

During the year ended December 31, 2004, the Partnership completed approximately $215,000 of capital improvements at the property consisting primarily of appliance and floor covering replacements, water heater replacements, and plumbing fixtures. These improvements were funded from replacement reserves and operating cash flow. The property was sold October 29, 2004.

Point West Apartments

During the year ended December 31, 2004, the Partnership completed approximately $3,000 of capital improvements at Point West Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold on March 31, 2004.

Post Ridge Apartments

During the year ended December 31, 2004, the Partnership completed approximately $216,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, structural improvements, and roof repairs. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2004, the Partnership completed approximately $63,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the year ended December 31, 2004, the Partnership completed approximately $224,000 of capital improvements at the property, consisting primarily of structural improvements, plumbing fixture replacement, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2004.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established trading market for the Partnership's Units exists, nor is one expected to develop.

(B)   Title of Class Number of Unitholders of Record

      Limited Partnership Units            5,925 as of December 31, 2004

There were 342,773 Units outstanding at December 31, 2004, of which affiliates of the General Partner owned 222,900 Units or approximately 65.03%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2004, 2003 and 2002 (in thousands except per unit data) (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

                               Per                      Per                    Per
               Year Ended    Limited    Year Ended    Limited   Year Ended   Limited
              December 31, Partnership December 31, Partnership December 31, Partnership
                  2004        Unit         2003        Unit        2002        Unit

Operations         $   --      $   --      $1,827       $ 5.12      $5,515   $15.45
Refinance (1)          --          --          --           --          76     0.21
Sale (2)               --          --       3,743        10.50          --       --
                   $   --      $   --      $5,570       $15.62      $5,591   $15.66

(1) From refinance proceeds of Post Ridge Apartments distributed in 2002.

(2) From sale proceeds of Southport Apartments distributed in 2003.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $7,000, $9,000 and $29,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2004, 2003, and 2002, respectively.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 222,900 limited partnership units (the "Units") in the Partnership representing 65.03% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. Certain 2000, 2001, 2002 and 2003 amounts have been restated due to property sales to conform to the 2004 presentation in accordance with accounting principles generally accepted in the United States. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

                                               Years Ended December 31,
                                         (in thousands, except per unit data)
    Consolidated Statements
         of Operations            2004       2003       2002        2001        2000
                                          (Restated) (Restated)  (Restated)  (Restated)
Total revenues                   $18,453   $17,836     $20,445    $ 21,704    $ 21,276
Total expenses                   (16,923)  (16,475)    (17,791)    (19,403)    (18,220)
Income from continuing
  operations                       1,530     1,361       2,654       2,301       3,056
Gain on sales of discontinued
  operations                      29,281     6,232          --          --       3,440
Income from discontinued
  operations                         113       607       1,610       1,857       1,978
Net income                       $30,924   $ 8,200     $ 4,264     $ 4,158    $ 8,474
Per Limited Partnership Unit:
Income from continuing
  operations                      $ 4.28    $ 3.82     $ 7.43      $ 6.45      $ 8.56
Gain on sales of discontinued
  operations                       82.01     17.45          --          --        9.63
Income from discontinued
  operations                        0.32      1.70        4.51        5.20        5.54
Net income                       $ 86.61   $ 22.97     $ 11.94     $ 11.65    $ 23.73
Distributions per Limited
  Partnership Unit                $ --     $ 15.62     $ 15.66     $ 25.59    $ 31.32
Limited Partnership Units
  outstanding                    342,773   342,773     342,773     342,773     342,773
Consolidated Balance Sheets
Total assets                     $49,619   $30,775    $ 32,287    $ 34,180    $ 38,870
Mortgage notes payable           $53,520   $67,900    $ 72,630    $ 73,475    $ 71,791

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

RESULTS OF OPERATIONS

The Partnership's net income was approximately $30,924,000 for the year ended December 31, 2004, compared to approximately $8,200,000 and $4,264,000 for the years ended December 31, 2003 and 2002, respectively. The increase in net income was primarily due to the increase in gain on sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of South Port Apartments, Point West Apartments, Nob Hill Apartments and Briar Bay Apartments as income from discontinued operations due to their sales in March 2003, March 2004, and October 2004, respectively.

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000 and $497,000, for the years ended December 31, 2003 and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $327,000 and $1,571,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sale price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,210,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, losses of approximately $87,000 and $62,000 and income of approximately $44,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $189,000, $811,000 and
$822,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for a gross sale price of $10,700,000. The net proceeds realized by the Partnership were approximately $10,519,000 after payment of closing costs of approximately $181,000. The Partnership used approximately $6,328,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,962,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $108,000 and income of approximately $24,000 and $273,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $2,071,000, $2,642,000 and $2,702,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $23,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Briar Bay Apartments to a third party, for a gross sale price of $20,352,000. The net proceeds realized by the
Partnership were approximately $19,644,000 after payment of closing costs of approximately $708,000. The Partnership used approximately $3,500,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $18,109,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $308,000,
$637,000  and $796,000 for the years ended  December 31, 2004,  2003,  and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $1,574,000, $1,805,000 and $1,927,000, respectively. In addition, for the year ended December 31, 2004 the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 due to the write-off of unamortized loan costs, and approximately $98,000 due to pre-payment penalties paid. These amount are included in income from discontinued operations in the accompanying consolidated statements of operations.

2004 Compared to 2003

Excluding the impact of discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations was approximately $1,530,000 for the year ended December 31, 2004, compared to approximately $1,361,000 for the year ended December 31, 2003. Income from continuing operations increased due to an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues is due to increases in other income and casualty gains partially offset by a decrease in rental income. The increase in other income is due to increases in lease cancellation fees at Foothill Place and Lake Forest Apartments and The Apartments and in utility reimbursements at most of the investment properties partially offset by decreases in late charges at Citadel Village and Village East Apartments. The decrease in rental income is due to a decrease in occupancy at eight investment properties and a decrease in the average rental rate at three investment properties partially offset by an increase in occupancy at three investment properties, an increase in the average rental rate at seven investment properties and a decrease in bad debt expense, primarily at Citadel Village and Village East Apartments.

In October 2003, Citadel Village Apartments suffered fire damage to five apartment units. Insurance proceeds of approximately $219,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $219,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of its rental units. Insurance proceeds of approximately $44,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $322,000, which included approximately $30,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $292,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $46,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $46,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $77,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $77,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In January 2003, The Apartments had a fire which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the year ended December 31, 2003. The Partnership recognized a casualty gain of approximately $23,000 during the year ended December 31, 2003 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses increased as a result of increases in operating and interest expenses, and loss on early extinguishment of debt (as discussed in Liquidity and Capital Resources) partially offset by decreases in general and administrative and depreciation expenses. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to increased marketing costs at Belmont Place Apartments as the construction nears completion. Property expense increased due to an increase in payroll and related expenses at all of the investment properties, partially offset by a decrease in utilities at Belmont Place Apartments which was not operational during 2004. Maintenance expense increased due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments. Interest expense increased due to the addition of second mortgages at Citadel and Lake Forest Apartments and an increase in interest on advances due to affiliates as a result of Belmont's redevelopment project. Depreciation expense decreased due to assets becoming fully depreciated at Foothill Place Apartments and no depreciation being charged at Belmont Place Apartments during 2004 while the property was being reconstructed.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner, as allowed under the Partnership
Agreement, a decrease in management fees paid to the General Partner in connection with distributions made from operations and a decrease in the cost of the annual audit. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

2003 Compared to 2002

Income from continuing operations decreased due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is due to decreases in rental and other income partially offset by the casualty gain recognized in 2003. The decrease in rental income is due to decreased average rental rates at eleven of the Partnership's fourteen properties, a decrease in occupancy levels at five of the investment properties and an increase in concessions at nine of the investment properties partially offset by an increase in occupancy at nine of the investment properties. The decrease in other income is due to decreases in late charges at Village East and Belmont Place Apartments and in lease cancellation fees at Foothill Place Apartments.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of the units. During 2001, insurance proceeds of approximately $182,000 were received and a partial casualty gain of approximately $128,000 was recognized. During the year ended December 31, 2002, additional insurance proceeds of approximately $168,000 were received and additional net assets of approximately $48,000 were written off. This resulted in the Partnership recognizing a casualty gain of approximately $120,000 during the year ended December 31, 2002. This amount is included in income from discontinued operations.

Total expenses decreased due to decreases in general and administrative, depreciation, interest and property tax expenses. General and administrative expense decreased due to a decrease in the management fee on distributions from operating cash flows. Depreciation expense decreased due to fixed assets becoming fully depreciated at The Apartments, Lake Forest Apartments and Foothill Place Apartments during 2003. Interest expense decreased due to the capitalization of interest at Belmont Place Apartments related to the construction project during 2003. The decrease in property tax expense is due to the increased capitalization of property taxes at Belmont Place Apartments and decreases in the assessed values of nine of the Partnership's investment properties.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $4,539,000 compared to approximately $1,537,000 at December 31, 2003. Cash and cash equivalents increased approximately $3,002,000 since December 31, 2003 due to approximately $2,810,000 of cash provided by operating activities and approximately $14,951,000 of cash provided by investing activities partially offset by approximately $14,759,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Nob Hill Villa, Briar Bay, and Point West Apartments, insurance proceeds received and net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgages encumbering Briar Bay, Nob Hill, Point West and Belmont Place Apartments, payments of principal made on the mortgages encumbering the Partnership's investment properties, loan costs and pre-payment penalties paid and payment on advances from an affiliate of the General Partner partially offset by proceeds from second mortgages obtained on Citadel and Lake Forest Apartments and advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. Except as discussed below, the
Partnership has no material commitments for property improvements and replacements however certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the year ended December 31, 2004, approximately $19,762,000 of construction costs were incurred. During the years ended December 31, 2004, 2003, and 2002, the Partnership capitalized interest costs of approximately $299,000, $390,000, and $107,000, tax and insurance expenses of approximately $136,000, $226,000, and $31,000, and other construction period operating expenses of approximately $105,000, $351,000, and $65,000, respectively. The Partnership anticipates additional construction costs of approximately $11.8 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

As part of the redevelopment, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership paid prepayment penalties of approximately $170,000 and wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $53,520,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $27,130,000, $3,810,000 $9,003,000 and $173,000 due in 2005, 2007, 2014 and 2022, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

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

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

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

On October 22, 2003, the Partnership entered into a second mortgage for Post Ridge Apartments. The second mortgage is in the principal amount of $375,000 and has a stated interest rate of 7.04% per annum. Payments of principal and interest of approximately $3,000 are due on the first day of each month commencing December 2003 until January 2022 at which time a balloon payment of approximately $173,000 is required. The proceeds from the second mortgage were used as a cross collateralized loan to Belmont Place Apartments to establish a capital escrow reserve as required by the mortgage lender. Belmont Place Apartments used these proceeds to fund the construction project at the property.

The Partnership declared the following distributions during the years ended December 31, 2004, 2003 and 2002 (in thousands except per unit data):

                               Per                      Per                    Per
               Year Ended    Limited    Year Ended    Limited   Year Ended   Limited
              December 31, Partnership December 31, Partnership December 31, Partnership
                  2004        Unit         2003        Unit        2002        Unit

Operations         $   --      $   --      $1,827       $ 5.12      $5,515    $15.45
Refinance (1)          --          --          --           --         76      0.21
Sale (2)               --          --       3,743        10.50          --       --
                   $   --      $   --      $5,570       $15.62      $5,591    $15.66

(1) From refinance proceeds of Post Ridge Apartments distributed in 2002.

(2) From sale proceeds of Southport Apartments distributed in 2003.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $7,000, $9,000 and $29,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2004, 2003, and 2002, respectively.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 222,900 limited partnership units (the "Units") in the Partnership representing 65.03% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains 93% of its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2004, a 100 basis point increase or decrease in market interest rates would have no material impact on the Partnership.

The following table summarizes the Partnership's fixed rate debt obligations at December 31, 2004. The interest rates represent the weighted-average rates. The fair value of the total debt obligations after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $53,520,000 at December 31, 2004.

                                                         Long-term Debt
Principal amount by expected maturity:      Fixed Rate Debt      Average Interest Rate
                                             (in thousands)

                  2005                        $  27,619                  7.33%
                  2006                              538                  7.64%
                  2007                              580                  7.64%
                  2008                              626                  7.64%
                  2009                              676                  7.64%
               Thereafter                        19,671                  7.64%
                 Total                        $  49,710

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets - December 31, 2004 and 2003

      Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004, 2003, and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Consolidated Capital Properties IV


We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                 December 31,
                                                               2004         2003
Assets
   Cash and cash equivalents                                 $ 4,539      $ 1,537
   Receivables and deposits                                     1,187        1,163
   Restricted escrows                                             426          748
   Other assets                                                 1,359        1,504
   Investment properties (Notes C and F):
      Land                                                     11,030       12,996
      Buildings and related personal property                 107,174      109,374
                                                              118,204      122,370
      Less accumulated depreciation                           (76,096)     (96,547)
                                                               42,108       25,823
                                                             $ 49,619     $ 30,775
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 3,704       $ 731
   Tenant security deposit liabilities                            306          510
   Accrued property taxes                                         991        1,247
   Other liabilities                                              901        1,107
   Distribution payable (Note E)                                  715          715
   Mortgage notes payable (Note C)                             53,520       67,900
                                                               60,137       72,210
Partners' Deficit
   General partners (Note E)                                   (5,814)      (7,044)
   Limited partners (342,773 units issued and
      outstanding)                                             (4,704)     (34,391)
                                                              (10,518)     (41,435)
                                                             $ 49,619     $ 30,775

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                         Years Ended December 31,
                                                       2004        2003         2002
                                                                (Restated)   (Restated)
Revenues:
  Rental income                                      $15,757      $15,850     $18,395
  Other income                                         2,018        1,963       2,050
  Casualty gains (Note H)                                678           23          --
      Total revenues                                  18,453       17,836      20,445

Expenses:
  Operating                                            8,581        7,566       7,591
  General and administrative                             881        1,334       1,565
  Depreciation                                         2,130        2,654       2,978
  Interest                                             3,935        3,788       4,105
  Property taxes                                       1,117        1,133       1,552
  Loss on early extinguishment of debt (Note G)          279           --          --
      Total expenses                                  16,923       16,475      17,791

Income from continuing operations                      1,530        1,361       2,654
Income from discontinued operations                      113          607       1,610
Gain on sale of discontinued operations
 (Note D)                                             29,281        6,232          --

Net income (Note I)                                  $30,924      $ 8,200     $ 4,264

Net income allocated to general partners (4%)        $ 1,237       $ 328       $ 171

Net income allocated to limited partners (96%)        29,687        7,872       4,093

Net income                                           $30,924      $ 8,200     $ 4,264

Per limited partnership unit:
Income from continuing operations                     $ 4.28      $ 3.82       $ 7.43
Income from discontinued operations                     0.32         1.70        4.51
Gain on sale of discontinued operations                82.01        17.45          --

Net income                                           $ 86.61      $ 22.97     $ 11.94

Distributions per limited partnership unit             $ --       $ 15.62     $ 15.66

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners      Total

Original capital contributions           343,106        $ 1      $171,553    $171,554

Partners' deficit at
   December 31, 2001                     342,773     $ (7,064)   $(35,636)   $(42,700)

Net income for the year ended
   December 31, 2002                          --          171       4,093       4,264

Distributions to partners                     --         (253)     (5,367)     (5,620)

Partners' deficit at
   December 31, 2002                     342,773       (7,146)    (36,910)    (44,056)

Net income for the year ended
   December 31, 2003                          --          328       7,872       8,200

Distributions to partners                     --         (226)     (5,353)     (5,579)

Partners' deficit at
   December 31, 2003                     342,773       (7,044)    (34,391)    (41,435)

Net income for the year ended
   December 31, 2004                          --        1,237      29,687      30,924

Distributions to partners                     --           (7)         --          (7)

Partners' deficit at
   December 31, 2004                     342,773     $ (5,814)   $ (4,704)   $(10,518)

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                            2004        2003        2002
Cash flows from operating activities:
   Net income                                             $30,924      $ 8,200     $ 4,264
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           2,523       3,293       3,770
      Amortization of loan costs                               145         211         208
      Gain on sale of discontinued operations              (29,281)     (6,232)         --
      Casualty gains                                          (678)        (23)       (120)
      Loss on early extinguishment of debt                     464          13          --
      Change in accounts:
       Receivables and deposits                                (24)          3          20
       Due from affiliates                                      --         149        (149)
       Other assets                                            (47)       (279)        (29)
       Accounts payable                                       (505)         64         203
       Tenant security deposit liabilities                   (204)         (13)         26
                                                            (13)
       Accrued property taxes                                 (256)       (145)        203
       Other liabilities                                      (251)        287        (127)

            Net cash provided by operating activities        2,810       5,528       8,269

Cash flows from investing activities:
   Property improvements and replacements                  (20,006)     (4,021)     (2,565)
   Net proceeds from sales of discontinued operations       33,957       8,137          --
   Net withdrawals from (deposits to) restricted
     escrows                                                   322         (92)        (12)
   Insurance proceeds received                                 678          23         168

            Net cash provided by (used in)
              investing activities                          14,951       4,047      (2,409)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (758)       (876)       (845)
   Repayment of mortgage notes payable                     (17,432)     (4,229)         --
   Proceeds from mortgage notes payable                      3,810         375          --
   Loan costs and pre-payment penalties paid                  (417)         --          --
   Advances from affiliates                                 14,035          --          --
   Payments on advances from affiliates                    (13,990)         --          --
   Distributions to partners                                    (7)     (5,435)     (5,617)

            Net cash used in financing activities          (14,759)    (10,165)     (6,462)

Net increase (decrease) in cash and cash equivalents         3,002        (590)       (602)

Cash and cash equivalents at beginning of the year           1,537       2,127       2,729

Cash and cash equivalents at end of year                  $ 4,539      $ 1,537     $ 2,127

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December  31,  2003 and 2002,  distributions  payable to  partners  were each
adjusted  by   approximately   $144,000  and  $3,000  for   non-cash   activity,
respectively.

Cash paid for interest was approximately $4,942,000, $5,251,000 and $5,401,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, property improvements and replacements of approximately $3,307,000 and $243,000, respectively, were included in accounts payable.

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization:   Consolidated   Capital   Properties  IV  (the  "Partnership"  or
"Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 2004, the Partnership operates 10 residential properties in or near major urban areas in the United States and one residential property is nearing completion.

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

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of South Port Apartments, Point West Apartments, Nob Hill Apartments and Briar Bay Apartments as income from discontinued operations due to their sales in March 2003, March 2004, and October 2004, respectively.

Consolidation: The consolidated financial statements include the Partnership's majority interest in a joint venture which owned South Port Apartments. The Partnership has the ability to control the major operating and financial policies of the joint venture. No minority interest has been reflected for the joint venture because minority interests are limited to the extent of their equity capital, and losses in excess of the minority interest equity capital are charged against the Partnership's interest. Should the losses reverse, the Partnership would be credited with the amount of minority interest losses previously absorbed. The other partner of this joint venture is AIMCO Properties, LP, an affiliate of the General Partner. South Port Apartments was sold in March 2003.

The Partnership's consolidated financial statements also include the accounts of the Partnership, its wholly-owned partnerships, and its 99% limited partnership interest in Briar Bay Apartments Associates, Ltd., Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd., Foothill Chimney Associates, L.P., and ConCap Stratford Associates, Ltd. The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership. All significant interpartnership balances have been eliminated. Briar Bay Apartments was sold in October 2004.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $4,394,000 and $1,358,000 at December 31, 2004 and 2003, respectively, that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

      Tax Escrow Account: In connection with the second mortgages obtained on Citadel and Lake Forest Apartments in June 2004, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender. The Partnership was required to make initial deposits of approximately $115,000 and $136,000 for Citadel and Lake Forest Apartments, respectively, at the time the mortgages were obtained and is required to make monthly deposits of approximately $16,000 and $17,000, respectively. At December 31, 2004, the total reserve balance was approximately $353,000.

      Replacement Reserve Account - At the time of the refinancings of the mortgage notes payable encumbering the Arbours of Hermitage Apartments, Briar Bay Apartments, Nob Hill Villa Apartments, South Port Apartments, Belmont Place Apartments, Citadel Village Apartments, Foothill Place Apartments, Knollwood Apartments, and Village East Apartments, $507,000 of the proceeds, ranging from $191 to $325 per unit, were designated for replacement reserves. These funds were established to cover necessary repairs and replacements of existing improvements. At December 31, 2003, the total reserve balance was approximately $373,000 and had been fully utilized at December 31, 2004.

      In connection with the second mortgages obtained on Citadel and Lake Forest Apartments in June 2004, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms. The Partnership is required to make monthly deposits of approximately $6,000 and $7,000 for Citadel and Lake Forest Apartments, respectively. At December 31, 2004, the total reserve balance was approximately $73,000.

      Repair Reserve Account - As part of the redevelopment of Belmont Place Apartments, the mortgage lender required a repair escrow account to be set by the Partnership. In order to fulfill this requirement, the Partnership entered into a second mortgage of approximately $375,000 on Post Ridge Apartments. The proceeds from the second mortgage were transferred to Belmont Place Apartments as a cross-collateralized loan to fund the repair escrow required by the mortgage lender. The repair escrow balance at Belmont Place Apartments was approximately $375,000 at December 31, 2003 and had been fully utilized at December 31, 2004.

Investments  in Real  Estate:  Investment  properties  consist of ten  apartment complexes and one property under construction and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004, 2003, or 2002.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs: Loan costs of approximately $1,744,000 and $2,330,000, net of accumulated amortization of approximately $882,000 and $1,270,000, are included in other assets at December 31, 2004 and 2003, respectively. The loan costs are amortized over the terms of the related loan agreements. Amortization expense is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $211,000 in 2005, $103,000 in 2006, $78,000 in 2007, $51,000 in 2008 and $50,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its fair value at December 31, 2004.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income (losses) and distributions of distributable cash from operations to be allocated generally 96% to the Limited Partners and 4% to the General Partner.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit is computed by dividing net income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding at the beginning of each year.

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

Advertising Costs: Advertising costs of approximately $909,000, $553,000 and $542,000 in 2004, 2003 and 2002, respectively, are expensed as incurred and are included in operating expense and income from discontinued operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain reclassifications have been made to the 2002 and 2003 balances to conform to the 2004 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,075,000, $1,161,000 and $1,382,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in operating expense and income from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $914,000, $955,000 and $906,000 for the years ended December 31, 2004, 2003, and 2002, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004, 2003, and 2002 are fees related to construction management services provided by an affiliate of the General Partner of approximately $223,000, $104,000, and $55,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The first three quarters of 2002 were based on estimated amounts and in the fourth quarter of 2002 the reimbursements were adjusted by $111,000 to actual costs. This amount was refunded to the Partnership in 2003. The adjustment to management reimbursements was included in general and administrative expense.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $14,035,000 during the year ended December 31, 2004 to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property (see Note G). During the same period, the Partnership repaid approximately $14,105,000, which included approximately $115,000 of interest. There were no such advances or repayments during the years ended December 31, 2003 or 2002. Interest on advances is charged at prime plus 2% or 7.25% at December 31, 2004. Interest expense was approximately $115,000 for the year ended December 31, 2004. There was no interest expense for the years ended December 31, 2003 and 2002. At December 31, 2004, the Partnership owed approximately $45,000 for advances and accrued interest, which is included in other liabilities.

Subsequent to December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $3,005,000 to assist in the construction of Belmont Place Apartments and to pay redevelopment costs at Foothill Place Apartments. The Partnership has repaid approximately $338,000 in principal and interest on these loans.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner were paid approximately $158,000 and $477,000 under this provision of the Partnership Agreement during the years ended December 31, 2003 and 2002, respectively. There were no such special management fees paid or earned during the year ended December 31, 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004, 2003, and 2002, respectively, the Partnership paid AIMCO and its affiliates approximately $377,000, $350,000 and $423,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 222,900 limited partnership units (the "Units") in the Partnership representing 65.03% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                         Principal    Principal    Monthly                       Principal
                         Balance At  Balance At    Payment    Stated              Balance
                        December 31, December 31, Including  Interest  Maturity    Due At
       Property             2004        2003      Interest     Rate     Date      Maturity
                             (in thousands)                                    (in thousands)
The Apartments            $ 4,235      $ 4,367   $  41       8.37% (f)  03/20       $ --
Arbours of Hermitage
  Apartments                5,650        5,650      33 (a)   6.95% (f)  12/05       5,650
Belmont           Place        --        5,400      -- (b)   6.95% (f)   (b)           --
Apartments
Briar Bay Racquet Club
  Apartments                   --        3,500      -- (c)   6.95%       (c)           --
                                                                             (f)
Citadel Apartments
  1st mortgage              4,215        4,303      33 (d)   8.55% (f)   7/14       3,748
  2nd mortgage              1,310           --       5(a)(d)    (g)     7/07        1,310
Citadel         Village     2,450        2,450      14 (a)   6.95% (f)  12/05       2,450
Apartments
Foothill          Place    10,100       10,100      58 (a)   6.95% (f)  12/05      10,100
Apartments
Knollwood Apartments        6,780        6,780      39 (a)   6.95% (f)  12/05       6,780
Lake Forest Apartments
  1st mortgage              6,027        6,156      42 (d)   7.43% (f)  7/14        5,255
  2nd mortgage              2,500           --      17(a)(d)    (g)     7/07        2,500
Nob     Hill      Villa        --        6,476      -- (c)   9.20% (f)   (c)           --
Apartments
Point West Apartments          --        2,221      -- (c)   7.86% (f)   (c)           --
Post Ridge Apartments
  1st mortgage              4,152        4,279      34       6.63% (f)  01/22          --
  2nd mortgage                369          375       3 (e)   7.04% (f)  01/22         173
Rivers Edge Apartments      3,582        3,693      33       7.82% (f)  09/20          --
Village East Apartments     2,150        2,150      12 (a)   6.95% (f)  12/05       2,150
      Total               $53,520      $67,900   $ 364                            $40,116

(a) Monthly payments of interest only at the stated rate until maturity. (b) Mortgage was repaid in September 2004 (see Note G). (c) Property was sold during 2004 (see Note D).
(d) The first mortgage was modified and the second mortgage was obtained in June 2004 (see below for further explanation).
(e)   Debt was  obtained  October 22, 2003 (see below for further  explanation).
      (f) Fixed rate mortgage. (g) Interest rate is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004).

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2005 and 2022 with balloon payments of approximately $27,130,000, $3,810,000, $9,003,000 and $173,000 due in 2005, 2007, 2014 and 2022, respectively, and bear interest at rates ranging from 5.42% to 9.20%. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On October 22, 2003, the Partnership entered into a second mortgage for Post Ridge Apartments. The second mortgage is in the principal amount of $375,000 and has a stated interest rate of 7.04% per annum. Payments of principal and interest of approximately $3,000 are due on the first day of each month commencing December 2003 until January 2022 at which time a balloon payment of approximately $173,000 is required. The proceeds from the second mortgage were used as a cross collateralized loan to Belmont Place Apartments to establish a capital escrow reserve as required by the mortgage lender. Belmont Place Apartments used these proceeds to fund the construction project of the property (See Note G - Redevelopment of Belmont Place).

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Capitalized loan costs incurred on the financing were approximately $83,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Lake Forest Apartments. The modification of terms consisted of an interest rate of 7.43%, a payment of approximately $44,000 due on July 1, 2004 and monthly payments of approximately $42,000 commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $5,255,000 is due. The previous terms consisted of monthly payments of approximately $51,000 with a stated interest rate of 7.13% through the maturity date of October 1, 2021, at which time the loan was scheduled to be fully amortized.

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004). Capitalized loan costs incurred on the financing were approximately $66,000.

In connection with the new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Citadel Apartments. The modification of terms consisted of an interest rate of 8.55%, a payment of approximately $38,000 due on July 1, 2004 through the maturity date of July 1, 2014, at which time a balloon payment of approximately $3,748,000 is due. The previous terms consisted of monthly payments of approximately $40,000 with a stated interest rate of 8.25% through the maturity date of March 1, 2020, at which time the loan was scheduled to be fully amortized.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                                2005              $27,619
                                2006                  538
                                2007                4,390
                                2008                  626
                                2009                  676
                             Thereafter            19,671
                               Total              $53,520

Note D - Disposition of Investment Properties

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $8,000 and $497,000, for the years ended December 31, 2003 and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $327,000 and $1,571,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sale price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,210,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, losses of approximately $87,000 and $62,000 and income of approximately $44,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $189,000, $811,000 and
$822,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for a gross sale price of $10,700,000. The net proceeds realized by the Partnership were approximately $10,519,000 after payment of closing costs of approximately $181,000. The Partnership used approximately $6,328,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,962,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $108,000 and income of approximately $24,000 and $273,000 for the years ended December 31, 2004, 2003, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $2,071,000, $2,642,000 and $2,702,000, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $23,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Briar Bay Apartments to a third party, for a gross sale price of $20,352,000. The net proceeds realized by the
Partnership were approximately $19,644,000 after payment of closing costs of approximately $708,000. The Partnership used approximately $3,500,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $18,109,000 for the year ended December 31, 2004, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, income of approximately $308,000,
$637,000  and $796,000 for the years ended  December 31, 2004,  2003,  and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $1,574,000, $1,805,000 and $1,927,000, respectively. In addition, for the year ended December 31, 2004 the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 due to the write-off of unamortized loan costs, and approximately $98,000 due to pre-payment penalties paid. These amount are included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Distributions

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $7,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2004.

During 2003, the Partnership declared distributions of approximately $5,570,000 (approximately $5,353,000 to the limited partners or $15.62 per limited partnership unit) consisting of approximately $1,827,000 (approximately $1,754,000 or $5.12 per limited partnership unit) from operations and approximately $3,743,000 (approximately $3,599,000 or $10.50 per limited partnership unit) from the sales proceeds of South Port Apartments, which sold in March of 2003. Approximately $144,000 of these distributions from proceeds is payable at December 31, 2004 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately $9,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

During 2002, the Partnership declared distributions of approximately $5,591,000 (approximately $5,367,000 to the limited partners or $15.66 per limited partnership unit) consisting of approximately $5,515,000 (approximately $5,294,000 or $15.45 per limited partnership unit) from operations and approximately $76,000 (approximately $73,000 to the limited partners or $0.21 per limited partnership unit) of refinancing proceeds from Post Ridge Apartments. Approximately $3,000 of these distributions from proceeds is payable at December 31, 2004 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $29,000 was distributed to the general partner of the majority owned sub-tier limited partnerships.

In years prior to 2002, the Partnership distributed various amounts from the proceeds of property sales and refinancings. At December 31, 2004, approximately $568,000 of these distributions from proceeds is payable to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus funds.

Note F - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                                and         Capitalized
                                                             Personal      Subsequent to
         Description             Encumbrances      Land      Property       Acquisition
                                (in thousands)                            (in thousands)
The Apartments                     $ 4,235        $ 438       $ 6,218         $ 3,095
Arbours of Hermitage
  Apartments                         5,650           547        8,574           6,327
Belmont Place Apartments                --           659        7,188          15,838
Citadel Apartments                   5,525           695        5,619           1,981
Citadel Village Apartments           2,450           337        3,334           1,567
Foothill Place Apartments           10,100         3,492        9,435           5,145
Knollwood Apartments                 6,780           345        7,065           5,589
Lake Forest Apartments               8,527           692        5,811           3,886
Post Ridge Apartments                4,521           143        2,498           3,319
Rivers Edge Apartments               3,582           512        2,160           1,136
Village East Apartments              2,150           184        2,236           2,139

Totals                             $53,520       $ 8,044      $60,138         $50,022

                         Gross Amount At Which
                                Carried
                             At December 31, 2004
                            (in thousands)

                                Buildings
                                  And
                                Related
                                Personal          Accumulated   Date of    Date    Depreciable
     Description        Land    Property  Total   Depreciation Construct- Acquired Life-Years
                                                 (in thousands)   ion
The Apartments          $ 438   $ 9,313  $ 9,751    $ 8,246      1973     04/84    5-30
Arbours of Hermitage
  Apartments               547    14,901   15,448    12,715      1973     09/83    5-30
Belmont         Place    3,737    19,948   23,685        --        --     08/82    5-30
Apartments
Citadel Apartments         694     7,601    8,295     7,200      1973     05/83    5-30
Citadel       Village      337     4,901    5,238     3,930      1974     12/82    5-30
Apartments
Foothill        Place    3,402    14,670   18,072    12,804      1973     08/85    5-30
Apartments
Knollwood Apartments       345    12,654   12,999    11,147      1972     07/82    5-30
Lake           Forest      692     9,697   10,389     8,710      1971     04/84    5-30
Apartments
Post Ridge Apartments      143     5,817    5,960     4,785      1972     07/82    5-30
Rivers           Edge      512     3,296    3,808     3,000      1976     04/83    5-30
Apartments
Village          East      183     4,376    4,559     3,559      1973     12/82    5-30
Apartments

       Totals          $11,030  $107,174 $118,204  $ 76,096

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Years ended December 31,
                                        2004           2003          2002
                                                 (in thousands)
Investment Properties
Balance at beginning of year          $122,370       $137,657      $135,208
  Additions                             23,070          4,264         2,565
  Property dispositions - other        (27,236)       (19,551)         (116)
Balance at end of year                $118,204       $122,370      $137,657

Accumulated Depreciation
Balance at beginning of year          $ 96,547       $110,917      $107,215
  Additions charged to expense           2,523          3,293         3,770
  Property dispositions - other        (22,974)       (17,663)          (68)
Balance at end of year                $ 76,096       $ 96,547      $110,917

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004, 2003 and 2002, is approximately $128,255,000, $150,401,000, and $149,635,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004, 2003 and 2002, is approximately $84,862,000, $120,662,000 and $118,176,000, respectively.

Note G - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the year ended December 31, 2004, approximately $19,762,000 of construction costs were incurred. During the years ended December 31, 2004, 2003, and 2002, the Partnership capitalized interest costs of approximately $299,000, $390,000, and $107,000, tax and insurance expenses of approximately $136,000, $226,000, and $351,000, and other construction period operating expenses of approximately $105,000, $351,000, and $65,000, respectively. The Partnership anticipates additional construction costs of approximately $11.8 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

As part of the redevelopment, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership paid prepayment penalties of approximately $170,000 and wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations.

Note H - Casualty Events

In October 2003, Citadel Village Apartments suffered fire damage to five apartment units. Insurance proceeds of approximately $219,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $219,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of its rental units. Insurance proceeds of approximately $44,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, The Apartments suffered damage to 180 apartment units due to an ice storm. During the year ended December 31, 2004, the Partnership received insurance proceeds of approximately $322,000, which included approximately $30,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $292,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $46,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $46,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $77,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $77,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In January 2003, The Apartments had a fire which damaged five apartment units and a hallway. Insurance proceeds of approximately $23,000 were received during the year ended December 31, 2003. The Partnership recognized a casualty gain of approximately $23,000 during the year ended December 31, 2003 as the damaged assets were fully depreciated at the time of the casualty.

In March 2000, South Port Apartments had wind and hail damage, which damaged the majority of the 240 rental units. The repairs included roof replacements to the majority of the units. During 2001, insurance proceeds of approximately $182,000 were received and a partial casualty gain of approximately $128,000 was recognized. During the year ended December 31, 2002, additional insurance proceeds of approximately $168,000 were received and additional net assets of approximately $48,000 were written off. This resulted in the Partnership recognizing a casualty gain of approximately $120,000 during the year ended December 31, 2002. This amount is included in income from discontinued operations.

Note I - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per unit data):

                                          2004          2003         2002

Net income as reported                   $30,924      $ 8,200       $ 4,264
(Deduct) add: Deferred revenue and other
    liabilities                             (162)          (2)          150
  Depreciation differences                   (32)          56           130
  Accrued expenses                           (74)          (7)          (35)
  Minority interest                           --           --          (305)
  Other                                     (204)         274          (283)
  Gain on casualty/
    disposition/foreclosure               (1,513)      (1,720)         (119)

Federal taxable income                   $28,939      $ 6,801       $ 3,802
Federal taxable income per
  Limited Partnership unit               $ 81.05      $ 20.55       $ 10.65

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported               $(10,518)
Land and buildings                          10,051
Accumulated depreciation                    (8,766)
Syndication fees                            18,871
Other                                        6,288
Net assets - Federal tax basis            $ 15,866

Note J - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

Note K - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

2004                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total
                              (Restated)     (Restated)
Total revenues                    $ 4,382     $ 4,716    $ 4,656    $ 4,699   $ 18,453
Total expenses                      (3,863)    (4,048)     (4,527)    (4,485)  (16,923)
Income from continuing
  operations                           519        668         129        214     1,530
Discontinued operations                148         81         205       (321)      113
Gain on sale of discontinued
  operations                         3,141         --          --     26,140    29,281
Net income                        $ 3,808      $ 749      $ 334     $ 26,033  $ 30,924

Per limited partnership unit:
Income from continuing
  operations                       $ 1.46     $ 1.86      $ 0.37     $ 0.59    $ 4.28
Discontinued operations               0.41       0.23        0.57      (0.89)     0.32
Gain on sale of discontinued
  operations                          8.80         --          --      73.21     82.01
Net income                        $ 10.67     $ 2.09      $ 0.94    $ 72.91    $ 86.61


2003 (restated)                     1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 4,299     $ 4,422    $ 4,704    $ 4,411   $ 17,836
Total expenses                      (4,293)    (3,825)     (4,310)    (4,047)  (16,475)
Income from continuing
  operations                             6        597         394        364     1,361
Discontinued operations                104         69         172        262       607
Gain on sale of discontinued
  operations                         6,149         --          83        --      6,232
Net income                        $ 6,259      $ 666      $ 649      $ 626     $ 8,200

Per limited partnership unit:
Income from continuing
 operations                        $ 0.02     $ 1.67      $ 1.10     $ 1.03    $ 3.82
Discontinued operations               0.29       0.19        0.49       0.73      1.70
Gain on sale of discontinued
  operations                         17.22         --        0.23        --      17.45
Net income                        $ 17.53     $ 1.86      $ 1.82     $ 1.76    $ 22.97

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.    Other Information

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

The names of the directors and officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2004, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

               Entity                   Number of Units      Percentage

AIMCO IPLP, L.P.                            67,033.5           19.55%
  (an affiliate of AIMCO)
IPLP Acquisition I, LLC                     29,612.5            8.64%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                     126,254.0           36.84%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 2004, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                                           Number of     Percent
      Name and Address                                    CEI Shares    Of Total

      Insignia Properties Trust ("IPT")                     100,000        100%
      55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO. As of December 31, 2004, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 13.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,075,000, $1,161,000 and $1,382,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in operating expense and income from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $914,000, $955,000 and $906,000 for the years ended December 31, 2004, 2003, and 2002, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004, 2003, and 2002 are fees related to construction management services provided by an affiliate of the General Partner of approximately $223,000, $104,000, and $55,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. The first three quarters of 2002 were based on estimated amounts and in the fourth quarter of 2002 the reimbursements were adjusted by $111,000 to actual costs. This amount was refunded to the Partnership in 2003. The adjustment to management reimbursements was included in general and administrative expense.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $14,035,000 during the year ended December 31, 2004 to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property. During the same period, the Partnership repaid approximately $14,105,000, which included approximately $115,000 of interest. There were no such advances or repayments during the years ended December 31, 2003 or 2002. Interest on advances is charged at prime plus 2% or 7.25% at December 31, 2004. Interest expense was approximately $115,000 for the year ended December 31, 2004. There was no interest expense for the years ended December 31, 2003 and 2002. At December 31, 2004, the Partnership owed approximately $45,000 for advances and accrued interest, which is included in other liabilities.

Subsequent to December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $3,005,000 to assist in the construction of Belmont Place Apartments and to pay redevelopment costs at Foothill Place Apartments. The Partnership has repaid approximately $338,000 in principal and interest on these loans.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner were paid approximately $158,000 and $477,000 under this provision of the Partnership Agreement during the years ended December 31, 2003 and 2002, respectively. There were no such special management fees paid or earned during the year ended December 31, 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004, 2003, and 2002, respectively, the Partnership paid AIMCO and its affiliates approximately $377,000, $350,000 and $423,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 222,900 limited partnership units (the "Units") in the Partnership representing 65.03% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.03% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $104,000 and $112,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $49,000 and $69,000 for 2004 and 2003, respectively.

Item 15.    Exhibits and Financial Statements Schedules

(a) The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated Balance Sheets - December 31, 2004 and 2003

            Consolidated Statements of Operations - Years Ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

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

          10.63Multifamily  Note  dated  November  30,  1995  between  Briar Bay
               Apartments, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.*

          10.64Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.* (mortgage for Village East)

          10.65Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.* (mortgage for Knollwood)

          10.66Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.* (mortgage for Citadel Village)

          10.67Multifamily   Note  dated   November  30,  1995  between  CCP  IV
               Associates, LTD., a Texas limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.* (mortgage for Arbour East)

          10.69Multifamily   Note  dated  November  30,  1995  between  Foothill
               Chimney Associates Limited Partnership, a Georgia limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.*

          10.78Multifamily  Note  dated  February  2,  2000  between   Apartment
               Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Annual Report on Form 10-K ended December 31, 1999).

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

          10.85Multifamily  Note dated  September 27, 2001 between  Consolidated
               Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and AIMCO Properties, L.P., a Delaware
               limited partnership, in favor of GMAC Commercial Mortgage Corporation, a California corporation.** (mortgage for Lake Forest)

          10.86Multifamily  Note dated  December  20,  2001  between  Post Ridge
               Associates, Ltd., a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.***

          10.87Purchase and Sale  Contract  dated January 14, 2003 between South
               Port CCP IV, L.L.C., a South Carolina limited liability company, and Warren Lortie Associates, Inc., a California corporation.****

          10.88Reinstatement  and First  Amendment of Purchase and Sale Contract
               between South Port IV, L.L.C., a South Carolina limited liability company, and Warren Lortie Associates, Inc., a California corporation.****

      10.89 Form of Multifamily Note dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.****

      10.90 Form of Replacement Reserve Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.****

      10.91 Form of Repair Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation.****

      10.92 Form of Cross-Collateralization Agreement dated October 22, 2003 between Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America.****

      10.93 Form of Cross-Collateralization Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Home Loan Mortgage Corporation, a corporation organized and existing under the laws of the United States of America.****

      10.94 Form of Debt Service Escrow Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Homes Loan Mortgage Corporation, a corporate instrumentality of the United States of America.****

      10.95 Form of Second Modification to Replacement Reserve Agreement dated October 22, 2003 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and Federal Homes Loan Mortgage Corporation, a corporate instrumentality of the United States of America.****

      10.96 Purchase and Sale Contract between Point West Associates Limited Partnership, a Georgia limited partnership, as Seller and Focus Development, Inc., a Georgia corporation, as
                  Purchaser, effective November 17, 2003. (Incorporated by reference to Form 8-K dated March 31, 2004).

      10.97 First Amendment to Purchase and Sale Contract dated January 23, 2004 between Point West Associates Limited Partnership, a Georgia limited partnership, as Seller and Focus Development, Inc., a Georgia corporation, as Purchaser. (Incorporated by reference to Form 8-K dated March 31, 2004).

          10.98Multifamily  Note  dated June 21,  2004  between  Concap  Citadel
               Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30,
               2004).

          10.99Replacement  Reserve Agreement dated June 21, 2004 between Concap
               Citadel Associates, Ltd. a Texas limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30,
               2004).

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

      10.105 Purchase and Sale Contract between Nob Hill Villa Apartments Associates, L.P., a Tennessee limited partnership, as Seller, and DAMA Realty Investors, LLC, a New York limited liability company, as Purchaser, effective August 18, 2004. (Incorporated by reference to Form 8-K dated October 29, 2004.)

      10.106 Assignment and Assumption of Real Estate Agreement between The DAMA Realty Investors, LLC, and Nob Hill General Partnership, dated August 18, 2004. (Incorporated by reference to Form 8-K dated October 29, 2004.)

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

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

      **(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

      ***(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2001).

      ****(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2003).

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


                                    Date: March 31, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive    Date: March 31, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice  Date: March 31, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President            Date: March 31, 2005
Stephen B. Waters

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


Date: March 31, 2005

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

Date: March 31, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K of Consolidated Capital Properties IV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.