Form 10-Q
period 2005-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2005-05-13
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2005          2004
                                                           (Unaudited)       (Note)
Assets
   Cash and cash equivalents                                  $ 990         $ 4,539
   Receivables and deposits                                       987          1,187
   Restricted escrows                                             365            426
   Other assets                                                 1,537          1,359
   Investment properties:
      Land                                                     11,030         11,030
      Buildings and related personal property                 113,300        107,174
                                                              124,330        118,204
      Less accumulated depreciation                           (76,665)       (76,096)
                                                               47,665         42,108
                                                             $ 51,544      $ 49,619
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,918        $ 3,704
   Tenant security deposit liabilities                            312            306
   Accrued property taxes                                         567            991
   Other liabilities                                              798            868
   Distributions payable                                          715            715
   Due to affiliates (Note B)                                   4,041             33
   Mortgage notes payable                                      53,406         53,520
                                                               61,757         60,137
Partners' Deficit
   General partners                                             (5,804)       (5,814)
   Limited partners (342,773 units issued and
      outstanding)                                             (4,409)        (4,704)
                                                              (10,213)       (10,518)
                                                             $ 51,544      $ 49,619

Note: The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                   Three Months Ended
                                                                        March 31,
                                                                  2005              2004
                                                                                 (Restated)

Revenues:
  Rental income                                               $  4,109           $  3,849
  Other income                                                     486                489
  Casualty gain (Note C)                                            50                 44
         Total revenues                                          4,645              4,382

Expenses:
  Operating                                                      2,168              1,776
  General and administrative                                       171                247
  Depreciation                                                     599                585
  Interest                                                       1,010                949
  Property taxes                                                   390                300
         Total expenses                                          4,338              3,857

Income from continuing operations                                  307                525
Income from discontinued operations                                 --                142
Gain on sale of discontinued operations                             --              3,141

Net income                                                    $    307           $  3,808

Net income allocated to general partners (4%)                 $     12           $    152
Net income allocated to limited partners (96%)                     295              3,656

                                                              $    307           $  3,808
Per limited partnership unit:
  Income from continuing operations                           $   0.86           $   1.47
  Income from discontinued operations                               --               0.40
  Gain on sale of discontinued operations                           --               8.80

Net income                                                    $   0.86           $  10.67


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2004                   342,773       $ (5,814)   $ (4,704)   $(10,518)

Distributions to partners                   --             (2)         --          (2)

Net income for the three months
   ended March 31, 2005                     --             12         295         307

Partners' deficit at
   March 31, 2005                      342,773       $ (5,804)   $ (4,409)   $(10,213)



         See Accompanying Notes to Consolidated Financial Statements



                       CONSOLIDATED CAPITAL PROPERTIES IV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows from operating activities:
  Net income                                                        $ 307       $ 3,808
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation                                                      599          739
     Amortization of loan costs                                         50           52
     Casualty gain                                                     (50)         (44)
     Loss on early extinguishment of debt                               --           48
     Gain on sale of discontinued operations                            --       (3,141)
     Change in accounts:
      Receivables and deposits                                         200          136
      Other assets                                                    (228)        (634)
      Accounts payable                                                (466)          42
      Tenant security deposit liabilities                                6          (39)
      Accrued property taxes                                          (424)        (594)
      Other liabilities                                                (70)         (43)
      Due to affiliates                                                 27          212
        Net cash (used in) provided by operating activities            (49)         542

Cash flows from investing activities:
  Property improvements and replacements                            (7,476)      (1,796)
  Net withdrawals from (deposits to) restricted escrows                 61          (71)
  Insurance proceeds from casualty                                      50           44
  Proceeds from sale of discontinued operations                         --        3,794
        Net cash (used in) provided by investing activities         (7,365)       1,971

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (114)        (227)
  Repayment of mortgage note payable                                    --       (2,204)
  Advances from affiliates                                           4,317          900
  Distributions to partners                                             (2)          (3)
  Payments on advances from affiliates                                (336)        (155)
        Net cash provided by (used in) financing activities          3,865       (1,689)

Net (decrease) increase in cash and cash equivalents                (3,549)         824

Cash and cash equivalents at beginning of period                     4,539        1,537
Cash and cash equivalents at end of period                          $ 990       $ 2,361

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest was approximately $957,000 and $1,277,000 for the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005,  property  improvements  and  replacements  of  approximately
$1,222,000 were included in accounts payable. At December 31, 2004, property improvements and replacements of approximately $3,307,000 were included in accounts payable, of which approximately $2,542,000 was paid during the three months ended March 31, 2005. At December 31, 2003, property improvements and replacements of approximately $243,000 were included in accounts payable.


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales in October 2004. The operations of Briar Bay and Nob Hill Villa Apartments, income of approximately $195,000 and $1,000, include revenues of approximately $486,000 and $621,000, respectively, and are included in income from discontinued operations. In addition, the operations of Point West Apartments are included in income from discontinued operations due to its sale in March 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $224,000 and $282,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $157,000 and $212,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004, are fees related to construction management services provided by an affiliate of the General Partner of approximately $26,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. There were no such special management fees paid or earned during the three months ended March 31, 2005 and 2004.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $4,317,000 and $900,000 during the three months ended March 31, 2005 and 2004, respectively, to assist with the construction of Belmont Place Apartments. During the same periods, the Partnership repaid approximately $336,000 and $155,000, respectively. Interest on advances is charged at prime plus 2% or 7.75% at March 31, 2005. Interest expense was approximately $15,000 and $5,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the amount of the outstanding loans and accrued interest was approximately $4,041,000 and is shown as due to affiliates on the accompanying consolidated balance sheet.

Subsequent to March 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $72,000 to assist in the construction of Belmont Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $180,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $377,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Casualty Gains

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the three months ended March 31, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the three months ended March 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of the rental units. Insurance proceeds of approximately $44,000 were received during the three months ended March 31, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the three months ended March 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

Note D - Disposition of Investment Property

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the three months ended March 31, 2004, as a result of this sale. The property's operations, a loss of approximately $54,000 for the three months ended March 31, 2004, includes revenues of approximately $208,000, and are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the three months ended March 31, 2004 due to the write off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statement of operations.

Note E - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At March 31, 2005, 186 units, or approximately 60% of the project, had been completed.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $34.5 million. At March 31, 2005, total costs of approximately $25.9 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the three months ended March 31, 2005 and 2004, approximately $5,151,000 and $1,309,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $98,000 for 2004, capitalized tax and insurance expenses of approximately $10,000 and $60,000 for 2005 and 2004, respectively, and other construction period operating costs of approximately $49,000 for 2005. The Partnership anticipates additional construction costs of approximately $8.6 million during 2005, which will be funded by, among other things, additional loans from the General Partner and proceeds from the mortgage obtained on the property (see Note G).

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note G - Subsequent Event

Subsequent to March 31, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments. The property did not have an existing mortgage. The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below. The new mortgage requires monthly payments of interest beginning on June 1, 2005 until November 1, 2006. Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034. The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter. The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership's obligations under the mortgage. The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account. The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million dollars from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.

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

The Partnership's investment properties consist of eleven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Apartments (1)                            93%        89%
        Omaha, NE
      Arbours of Hermitage Apartments (2)           90%        93%
        Nashville, TN
      Belmont Place (3)                             12%         --
        Marietta, GA
      Citadel Apartments (4)                        89%        92%
        El Paso, TX
      Citadel Village Apartments                    82%        83%
        Colorado Springs, CO
      Foothill Place Apartments                     90%        90%
        Salt Lake City, UT
      Knollwood Apartments (5)                      96%        89%
        Nashville, TN
      Lake Forest Apartments (6)                    87%        92%
        Omaha, NE
      Post Ridge Apartments (5)                     93%        90%
        Nashville, TN
      Rivers Edge Apartments                        91%        93%
        Auburn, WA
      Village East Apartments (7)                   66%        60%
        Cimarron Hills, CO

(1) The General Partner attributes the increase in occupancy at The Apartments to better staffing and an improved pricing structure developed to maintain competiveness with other properties in the market.

(2) The General Partner attributes the decrease in occupancy at The Arbours Apartments to more tenants buying homes due to lower interest rates.

(3)     The General  Partner  attributes  the  increase in  occupancy at Belmont
        Place   Apartments  to  some  units  being  completed  as  part  of  the redevelopment project.

(4) The General Partner attributes the decrease in occupancy at Citadel Apartments to military deployments in the local area.

(5) The General Partner attributes the increase in occupancy at Knollwood and Post Ridge Apartments to a more stable tenant base after stricter credit policies were enacted in 2004.

(6) The General Partner attributes the decrease in occupancy at Lake Forest Apartments to a decline in a stable tenant base.

(7) The General Partner attributes the increase in occupancy at Village East Apartments to a more stable tenant base after stricter credit policies were enacted in 2004.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At March 31, 2005, 186 units, or approximately 60% of the project, had been completed.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $34.5 million. At March 31, 2005, total costs of approximately $25.9 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the three months ended March 31, 2005 and 2004, approximately $5,151,000 and $1,309,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $98,000 for 2004, capitalized tax and insurance expenses of approximately $10,000 and $60,000 for 2005 and 2004, respectively, and other construction period operating costs of approximately $49,000 for 2005. The Partnership anticipates additional construction costs of approximately $8.6 million during 2005, which will be funded by, among other things, additional loans from the General Partner and proceeds from the mortgage obtained on the property.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $307,000, compared to net income of approximately $3,808,000 for the three months ended March 31, 2004. The decrease in net income is primarily due to the gain on sale of discontinued operations recognized in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales in October 2004. The operations of Briar Bay and Nob Hill Villa Apartments, income of approximately $195,000 and $1,000, include revenues of approximately $486,000 and $621,000, respectively, and are included in income from discontinued operations. In addition, the operations of Point West Apartments are included in income from discontinued operations due to its sale in March 2004.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the three months ended March 31, 2004, as a result of this sale. The property's operations, a loss of approximately $54,000 for the three months ended March 31, 2004, includes revenues of approximately $208,000, and are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the three months ended March 31, 2004 due to the write off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statement of operations.

Excluding the impact of the discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations for the three months ended March 31, 2005 was approximately $307,000 compared to income from continuing operations of approximately $525,000 for the three months ended March 31, 2004. The decrease in income from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to an increase in rental income. Rental income increased due to an increase in occupancy and average rental rates at five of the investment properties and a decrease in bad debt expense at all of the Partnership's properties partially offset by a decrease in occupancy at five of the investment properties.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the three months ended March 31, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the three months ended March 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In November 2003, Lake Forest Apartments suffered water damage to some of the rental units. Insurance proceeds of approximately $44,000 were received during the three months ended March 31, 2004. The Partnership recognized a casualty gain of approximately $44,000 during the three months ended March 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses increased due to increases in operating, interest, and property tax expenses, partially offset by a decrease in general and administrative expense. Operating expense increased due to increases in advertising and property expenses. Advertising expense increased due to increased leasing promotions and referral fees at Belmont Place Apartments as the property begins leasing completed units. Property expense increased due to an increase in payroll and related costs at all of the investment properties. Interest expense increased due to the addition of second mortgages at Citadel and Lake Forest Apartments in June 2004. Property tax expense increased due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments and due to a refund of property taxes received at The Apartments during 2004.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $990,000 compared to approximately $2,361,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $3,549,000 from December 31, 2004, is due to approximately $49,000 of cash used in operating activities and approximately $7,365,000 of cash used in investing activities partially offset by approximately $3,865,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds from the casualty at Citadel Village Apartments and net withdrawals from restricted escrows. Cash provided by financing activities consisted of advances made by an affiliate of the General Partner, partially offset by payments made on advances from the General Partner, principal payments on the mortgages encumbering the investment properties and distributions to the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $70,000 of capital improvements at The Apartments, consisting primarily of floor covering and gutter replacements, major landscaping, and light fixture upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During  the  three  months  ended  March 31,  2005,  the  Partnership  completed approximately $106,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of fire safety upgrades, water/sewer upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At March 31, 2005, 186 units, or approximately 60% of the project, had been completed.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $34.5 million. At March 31, 2005, total costs of approximately $25.9 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the three months ended March 31, 2005 and 2004, approximately $5,151,000 and $1,309,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $98,000 for 2004, capitalized tax and insurance expenses of approximately $10,000 and $60,000 for 2005 and 2004, respectively, and other construction period operating costs of approximately $49,000 for 2005. The Partnership anticipates additional construction costs of approximately $8.6 million during 2005, which will be funded by, among other things, additional loans from the General Partner and proceeds from the mortgage obtained on the property.

Citadel Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $24,000 of capital improvements at Citadel Apartments, consisting primarily of roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $42,000 of capital improvements at Citadel Village Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $373,000 of capital improvements at Foothill Place Apartments, consisting primarily of counter top, appliance and floor covering replacements, structural upgrades and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $88,000 of capital improvements at Knollwood Apartments, consisting primarily of appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $60,000 of capital improvements at Lake Forest Apartments, consisting primarily of interior painting and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $196,000 of capital improvements at Post Ridge Apartments, consisting primarily of exterior light fixtures, floor covering replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $18,000 of capital improvements at Rivers Edge Apartments, consisting primarily of structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $28,000 of capital improvements at Village East Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $53,406,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $27,130,000, $3,810,000, $9,003,000 and $173,000 due in 2005, 2007, 2014 and 2022, respectively. The General Partner intends to refinance the indebtedness maturing in 2005 before the maturity dates. The General Partner will attempt to refinance the other indebtedness and/or sell the properties prior to their maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $2,000 and $3,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the three months ended March 31, 2005 and 2004, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,338 limited partnership units (the "Units") in the Partnership representing 65.45% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.45% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 3.     Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains 93% of its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 2005, a 100 basis point increase or decrease in market interest rates would have no material impact on the Partnership.

The following table summarizes the Partnership's fixed rate debt obligations at March 31, 2005. The interest rates represent the weighted-average rates. The fair value of the total debt obligations approximated the recorded value as of March 31, 2005.

Principal amount by expected maturity:

                                                 Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2005             $27,514               7.33%
                           2006                 538               7.64%
                           2007                 580               7.64%
                           2008                 626               7.64%
                           2009                 676               7.64%
                        Thereafter           19,662               7.64%

                          Total             $49,596

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: May 13, 2005

                                    EXHIBIT INDEX

Exhibit

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

      10.107 Promissory Note dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.(Incorporated by reference to Form 8-K dated April 29, 2005)

      10.108 Form of Letter of Credit dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.(Incorporated by reference to Form 8-K dated April 29,
                  2005)

10.109 Deed to Secure Debt and Security Agreement dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.(Incorporated by reference to Form 8-K dated April 29, 2005)

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: May 13, 2005

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

Date: May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.