Form 10-K/A
period 2004-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2005-08-19
CIK 355804

UNITED SATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                Form 10-K/A No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                Explanatory Note

Consolidated Capital Properties IV (the "Partnership" or "Registrant") is filing this Amendment on Form 10-K (the "Amendment") for the sole purpose of amending the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Filing"). This Amendment adjusts the capitalization of interest expense associated with the redevelopment of one of the Partnership's investment properties during 2004. Because of the errors noted above, the Partnership's financial statements showed an understatement of net income for the year ended December 31, 2004 and an understatement of assets and overstatement of partners' deficit as of December 31, 2004. This error has been corrected in the restated financial statements.

Please note that this amendment restates only those items of the Original Filing that were affected by the above-described corrections. Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Therefore, you should read this Amendment together with other documents that the Partnership has filed with the United States Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment.

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

                                     PART I

Item 1.     Description of Business

The Partnership was organized on September 22, 1981 as a limited partnership under the California Uniform Limited Partnership Act. On December 18, 1981, the Partnership commenced a public offering for the sale of 200,000 units (the "Units") with the general partner's right to increase the offering to 400,000 units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 14, 1983, with 343,106 Units sold at $500 each, or gross proceeds of $171,553,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operation" included in "Item 7" of this Form 10-K/A No. 1.

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

                             Gross
                           Carrying   Accumulated   Depreciable    Method of      Federal
Property                     Value    Depreciation      Life     Depreciation    Tax Basis
                        (as restated)
                             (in thousands)                                    (in thousands)

The Apartments              $ 9,751     $ 8,246       5-30 yrs        S/L         $ 1,541
Arbours of Hermitage
  Apartments                 15,448       12,715      5-30 yrs        S/L           3,187
Belmont Place
   Apartments                24,261           --      5-30 yrs        S/L          22,350
Citadel Apartments            8,295        7,200      5-30 yrs        S/L             935
Citadel Village
  Apartments                  5,238        3,930      5-30 yrs        S/L           1,645
Foothill Place
  Apartments                 18,072       12,804      5-30 yrs        S/L           6,165
Knollwood Apartments         12,999       11,147      5-30 yrs        S/L           2,384
Lake Forest Apartments       10,389        8,710      5-30 yrs        S/L           1,760
Post Ridge Apartments         5,960        4,785      5-30 yrs        S/L           1,436
Rivers Edge Apartments        3,808        3,000      5-30 yrs        S/L             982
Village East Apartments       4,559        3,559      5-30 yrs        S/L           1,008

          Total            $118,780     $ 76,096                                 $ 43,393

See "Note B - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

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

(a)   Fixed rate mortgage.
(b) Interest rate is variable and is equal to the one month LIBOR rate plus 300 basis points (5.42% at December 31, 2004).
(c) Monthly payments of interest only at the stated rate until maturity. (d) Mortgage was repaid in September 2004. (e) Property was sold during 2004.
(f) The first mortgage was modified and the second mortgage was obtained in June 2004 (see below for further explanation).
(g)   Debt was  obtained  October 22, 2003 (see below for further  explanation).
      (h) See "Note D - Mortgage Notes Payable" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the year ended December 31, 2004, approximately $20,338,000 of construction costs were incurred. During the years ended December 31, 2004, 2003, and 2002, the Partnership capitalized interest costs of approximately $705,000, $390,000, and $107,000, tax and insurance expenses of approximately $136,000, $226,000, and $31,000, and other construction period operating expenses of approximately $105,000, $351,000, and $65,000, respectively. In addition, during 2004 the Partnership paid prepayment penalties of approximately $170,000, which were also capitalized as part of the construction cost, see discussion below. The Partnership anticipates additional construction costs of approximately $11.3 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

As part of the redevelopment, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations. The Partnership also paid prepayment penalties of approximately $170,000, which were capitalized as part of the construction cost.

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

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded these construction expenditures from operating cash flows, proceeds from a cross collateralized loan, partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During 2004, approximately $20,338,000 of construction costs were incurred. These expenditures included capitalized construction period interest of approximately $705,000, capitalized prepayment penalties of approximately $170,000, capitalized property tax expense of approximately $136,000 and capitalized construction period operating costs of approximately $105,000. The Partnership anticipates additional construction costs of approximately $11.3 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

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

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. The 2004 results have been restated to adjust the capitalization of interest expense associated with the redevelopment of one of the Partnership's investment properties during 2004. See "Item 8. Financial Statements and Supplementary Data - Note A" for further information. Certain 2000, 2001, 2002 and 2003 amounts have been restated due to property sales to conform to the 2004 presentation in accordance with accounting principles generally accepted in the United States. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

                                               Years  Ended   December  31,
                                            (in thousands, except per unit data)
    Consolidated Statements
         of Operations            2004       2003       2002        2001        2000
                               (Restated) (Restated) (Restated)  (Restated)  (Restated)
Total revenues                   $18,453   $17,836     $20,445    $ 21,704    $ 21,276
Total expenses                   (16,347)  (16,475)    (17,791)    (19,403)    (18,220)
Income from continuing
  operations                       2,106     1,361       2,654       2,301       3,056
Gain on sales of discontinued
  operations                      29,281     6,232          --          --       3,440
Income from discontinued
  operations                         113       607       1,610       1,857       1,978
Net income                       $31,500   $ 8,200     $ 4,264     $ 4,158    $ 8,474
Per Limited Partnership Unit:
Income from continuing
  operations                      $ 5.89    $ 3.82     $ 7.43      $ 6.45      $ 8.56
Gain on sales of discontinued
  operations                       82.01     17.45          --          --        9.63
Income from discontinued
  operations                        0.32      1.70        4.51        5.20        5.54
Net income                       $ 88.22   $ 22.97     $ 11.94     $ 11.65    $ 23.73
Distributions per Limited
  Partnership Unit                $ --     $ 15.62     $ 15.66     $ 25.59    $ 31.32
Limited Partnership Units
  outstanding                    342,773   342,773     342,773     342,773     342,773
Consolidated Balance Sheets
Total assets                     $50,195   $30,775    $ 32,287    $ 34,180    $ 38,870
Mortgage notes payable           $53,520   $67,900    $ 72,630    $ 73,475    $ 71,791

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

RESULTS OF OPERATIONS

The Partnership's net income was approximately $31,500,000 for the year ended December 31, 2004, compared to approximately $8,200,000 and $4,264,000 for the years ended December 31, 2003 and 2002, respectively. The increase in net income was primarily due to the increase in gain on sale of discontinued operations.

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

2004 Compared to 2003

Excluding the impact of discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations was approximately $2,106,000 for the year ended December 31, 2004, compared to approximately $1,361,000 for the year ended December 31, 2003. Income from continuing operations increased due to an increase in total revenues and a decrease in total expenses.

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

Total expenses decreased as a result of decreases in general and administrative, depreciation and interest expenses partially offset by an increase in operating expense and a loss on early extinguishment of debt (as discussed in Liquidity and Capital Resources). Depreciation expense decreased due to assets becoming fully depreciated at Foothill Place Apartments and no depreciation being charged at Belmont Place Apartments during 2004 while the property was being reconstructed. Interest expense decreased due to interest capitalized on the redevelopment of Belmont Place Apartments partially offset by the addition of second mortgages at Citadel and Lake Forest Apartments. Operating expense increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to increased marketing costs at Belmont Place Apartments as the construction nears completion. Property expense increased due to an increase in payroll and related expenses at all of the investment properties, partially offset by a decrease in utilities at Belmont Place Apartments which was not operational during 2004. Maintenance expense increased due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $4,539,000 compared to approximately $1,537,000 at December 31, 2003. Cash and cash equivalents increased approximately $3,002,000 since December 31, 2003 due to approximately $3,216,000 of cash provided by operating activities and approximately $14,375,000 of cash provided by investing activities partially offset by approximately $14,589,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Nob Hill Villa, Briar Bay, and Point West Apartments, insurance proceeds received and net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgages encumbering Briar Bay, Nob Hill, Point West and Belmont Place Apartments, payments of principal made on the mortgages encumbering the Partnership's investment properties, loan costs and pre-payment penalties paid and payment on advances from an affiliate of the General Partner partially offset by proceeds from second mortgages obtained on Citadel and Lake Forest Apartments and advances received from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the year ended December 31, 2004, approximately $20,338,000 of construction costs were incurred. During the years ended December 31, 2004, 2003, and 2002, the Partnership capitalized interest costs of approximately $705,000, $390,000, and $107,000, tax and insurance expenses of approximately $136,000, $226,000, and $31,000, and other construction period operating expenses of approximately $105,000, $351,000, and $65,000, respectively. In addition, during 2004 the Partnership paid prepayment penalties of approximately $170,000, which were also capitalized as part of the construction cost, see discussion below. The Partnership anticipates additional construction costs of approximately $11.3 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

As part of the redevelopment, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations. The Partnership also paid prepayment penalties of approximately $170,000, which were capitalized as part of the construction cost.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2004 (as restated) and 2003

      Consolidated Statements of Operations - Years ended December 31, 2004 (as restated), 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 (as restated), 2003, and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 (as restated), 2003 and 2002

      Notes to Consolidated Financial Statements, as restated

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

As discussed in Note A to the financial statements, in 2005 the management of Consolidated Capital Properties IV determined that the interest capitalized on the redevelopment of one of its properties was understated for the year ended December 31, 2004.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

Except for Notes A, G, H, and J as to which the date is August 19, 2005

                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                               December 31,
                                                             2004           2003
                                                        (as restated -
Assets                                                   See Note A)
   Cash and cash equivalents                               $ 4,539        $ 1,537
   Receivables and deposits                                   1,187          1,163
   Restricted escrows                                           426            748
   Other assets                                               1,359          1,504
   Investment properties (Notes D and G):
      Land                                                   11,030         12,996
      Buildings and related personal property               107,750        109,374
                                                            118,780        122,370
      Less accumulated depreciation                         (76,096)       (96,547)
                                                             42,684         25,823
                                                           $ 50,195       $ 30,775
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                        $ 3,704         $ 731
   Tenant security deposit liabilities                          306            510
   Accrued property taxes                                       991          1,247
   Other liabilities                                            901          1,107
   Distribution payable (Note F)                                715            715
   Mortgage notes payable (Note D)                           53,520         67,900
                                                             60,137         72,210
Partners' Deficit
   General partners (Note F)                                 (5,791)        (7,044)
   Limited partners (342,773 units issued and
      outstanding)                                           (4,151)       (34,391)
                                                             (9,942)       (41,435)
                                                           $ 50,195       $ 30,775

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                         Years Ended December 31,
                                                       2004        2003         2002
                                                   (Restated -  (Restated)   (Restated)
Revenues:                                          see Note A)
  Rental income                                      $15,757      $15,850     $18,395
  Other income                                         2,018        1,963       2,050
  Casualty gains (Note I)                                678           23          --
      Total revenues                                  18,453       17,836      20,445

Expenses:
  Operating                                            8,581        7,566       7,591
  General and administrative                             881        1,334       1,565
  Depreciation                                         2,130        2,654       2,978
  Interest                                             3,529        3,788       4,105
  Property taxes                                       1,117        1,133       1,552
  Loss on early extinguishment of debt (Note H)          109           --          --
      Total expenses                                  16,347       16,475      17,791

Income from continuing operations                      2,106        1,361       2,654
Income from discontinued operations                      113          607       1,610
Gain on sale of discontinued operations
 (Note E)                                             29,281        6,232          --

Net income (Note J)                                  $31,500      $ 8,200     $ 4,264

Net income allocated to general partners (4%)        $ 1,260       $ 328       $ 171

Net income allocated to limited partners (96%)        30,240        7,872       4,093

Net income                                           $31,500      $ 8,200     $ 4,264

Per limited partnership unit:
Income from continuing operations                     $ 5.89      $ 3.82       $ 7.43
Income from discontinued operations                     0.32         1.70        4.51
Gain on sale of discontinued operations                82.01        17.45          --

Net income                                           $ 88.22      $ 22.97     $ 11.94

Distributions per limited partnership unit             $ --       $ 15.62     $ 15.66

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partners    Partners      Total

Original capital contributions           343,106        $ 1      $171,553    $171,554

Partners' deficit at
   December 31, 2001                     342,773     $ (7,064)   $(35,636)   $(42,700)

Net income for the year ended
   December 31, 2002                          --          171       4,093       4,264

Distributions to partners                     --         (253)     (5,367)     (5,620)

Partners' deficit at
   December 31, 2002                     342,773       (7,146)    (36,910)    (44,056)

Net income for the year ended
   December 31, 2003                          --          328       7,872       8,200

Distributions to partners                     --         (226)     (5,353)     (5,579)

Partners' deficit at
   December 31, 2003                     342,773       (7,044)    (34,391)    (41,435)

Net income for the year ended
   December 31, 2004, restated                --        1,260      30,240      31,500

Distributions to partners                     --           (7)         --          (7)

Partners' deficit at
   December 31, 2004, as restated
    see Note A                           342,773     $ (5,791)   $ (4,151)   $ (9,942)

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                            2004        2003        2002
                                                        (Restated -
                                                        see Note A)
Cash flows from operating activities:
   Net income                                             $31,500      $ 8,200     $ 4,264
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           2,523       3,293       3,770
      Amortization of loan costs                               145         211         208
      Gain on sale of discontinued operations              (29,281)     (6,232)         --
      Casualty gains                                          (678)        (23)       (120)
      Loss on early extinguishment of debt                     294          13          --
      Change in accounts:
       Receivables and deposits                                (24)          3          20
       Due from affiliates                                      --         149        (149)
       Other assets                                            (47)       (279)        (29)
       Accounts payable                                       (505)         64         203
       Tenant security deposit liabilities                   (204)         (13)         26
                                                                            (13)
       Accrued property taxes                                 (256)       (145)        203
       Other liabilities                                      (251)        287        (127)

            Net cash provided by operating activities        3,216       5,528       8,269

Cash flows from investing activities:
   Property improvements and replacements                  (20,582)     (4,021)     (2,565)
   Net proceeds from sales of discontinued operations       33,957       8,137          --
   Net withdrawals from (deposits to) restricted
     escrows                                                   322         (92)        (12)
   Insurance proceeds received                                 678          23         168

            Net cash provided by (used in)
              investing activities                          14,375       4,047      (2,409)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (758)       (876)       (845)
   Repayment of mortgage notes payable                     (17,432)     (4,229)         --
   Proceeds from mortgage notes payable                      3,810         375          --
   Loan costs and pre-payment penalties paid                  (247)         --          --
   Advances from affiliates                                 14,035          --          --
   Payments on advances from affiliates                    (13,990)         --          --
   Distributions to partners                                    (7)     (5,435)     (5,617)

            Net cash used in financing activities          (14,589)    (10,165)     (6,462)

Net increase (decrease) in cash and cash equivalents         3,002        (590)       (602)

Cash and cash equivalents at beginning of the year           1,537       2,127       2,729

Cash and cash equivalents at end of year                  $ 4,539      $ 1,537     $ 2,127

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

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Correction of an Error

As disclosed in Note H to the financial statements, Consolidated Capital Properties IV (the "Partnership" or "Registrant") has been redeveloping one of its investment properties, Belmont Place Apartments, which was completely demolished during 2003 and was under reconstruction during 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", the Partnership capitalized certain operating costs and interest and tax expenses during the redevelopment. However, once the mortgage encumbering Belmont Place Apartments was repaid in November 2004, the Partnership failed to consider the Partnership's consolidated debt and associated interest expense when determining the proper amount of interest to capitalize. In addition, the Partnership paid a pre-payment penalty associated with the retirement of the mortgage encumbering Belmont Place Apartments. The Partnership has determined that this pre-payment penalty should also be capitalized, as the Partnership was required by the mortgage lender to repay the mortgage.

During the year ended December 31, 2004, the  Partnership  recorded  capitalized interest of approximately $299,000. The Partnership has determined that capitalized interest, including the pre-payment penalty of approximately $170,000, should have been approximately $875,000. The following tables set forth the adjustments to the balance sheet as of December 31, 2004 and the statement of operations for the year ended December 31, 2004. The only financial statement line items included below are those that have been restated from the originally reported amounts.


                                                        As of December 31, 2004
                                                             (in thousands)

                                                    As Previously
                                                      Reported         As Restated

Buildings and related personal property              $107,174           $107,750
Total land, buildings and related personal
    property                                          118,204            118,780
Net investment properties                              42,108             42,684
Partners' deficit                                     (10,518)            (9,942)


                                                     Year Ended December 31, 2004
                                                 (in thousands, except per unit data)

                                                   As Previously
                                                      Reported           Restated

Interest                                            $  3,935            $  3,529
Loss on early extinguishment of debt                     279                 109
Total expenses                                        16,923              16,347
Income from continuing operations                      1,530               2,106
Net income                                            30,924              31,500
Net income allocated to general partners               1,237               1,260
Net income allocated to limited partners              29,687              30,240
Income from continuing operations per
  limited partnership unit                              4.28                5.89
Net income per limited partnership unit                86.61               88.22

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership, a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. As of December 31, 2004, the Partnership operates 10 residential properties in or near major urban areas in the United States and one residential property is nearing completion.

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

Basis of Presentation: In accordance with SFAS No. 144, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of South Port Apartments, Point West Apartments, Nob Hill Apartments and Briar Bay Apartments as income from discontinued operations due to their sales in March 2003, March 2004, and October 2004, respectively.

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

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $14,035,000 during the year ended December 31, 2004 to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property (see Note H). During the same period, the Partnership repaid approximately $14,105,000, which included approximately $115,000 of interest. There were no such advances or repayments during the years ended December 31, 2003 or 2002. Interest on advances is charged at prime plus 2% or 7.25% at December 31, 2004. Interest expense was approximately $115,000 for the year ended December 31, 2004. There was no interest expense for the years ended December 31, 2003 and 2002. At December 31, 2004, the Partnership owed approximately $45,000 for advances and accrued interest, which is included in other liabilities.

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

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                         Principal    Principal    Monthly                       Principal
                         Balance At  Balance At    Payment    Stated              Balance
                      December 31,  December 31,  Including  Interest  Maturity    Due At
       Property             2004        2003      Interest     Rate     Date      Maturity
                             (in thousands)                                    (in thousands)
The Apartments            $ 4,235      $ 4,367   $  41       8.37% (f)  03/20       $ --
Arbours of Hermitage
  Apartments                5,650        5,650      33 (a)   6.95% (f)  12/05       5,650
Belmont Place                  --        5,400      -- (b)   6.95% (f)   (b)           --
Apartments
Briar Bay Racquet Club
  Apartments                   --        3,500      -- (c)   6.95% (f)   (c)           --
Citadel Apartments
  1st mortgage              4,215        4,303      33 (d)   8.55% (f)   7/14       3,748
  2nd mortgage              1,310           --       5(a)(d)    (g)      7/07        1,310
Citadel Village             2,450        2,450      14 (a)   6.95% (f)  12/05       2,450
Apartments
Foothill Place             10,100       10,100      58 (a)   6.95% (f)  12/05      10,100
Apartments
Knollwood Apartments        6,780        6,780      39 (a)   6.95% (f)  12/05       6,780
Lake Forest Apartments
  1st mortgage              6,027        6,156      42 (d)   7.43% (f)  7/14        5,255
  2nd mortgage              2,500           --      17(a)(d)    (g)     7/07        2,500
Nob Hill Villa                 --        6,476      -- (c)   9.20% (f)   (c)           --
Apartments
Point West Apartments          --        2,221      -- (c)   7.86% (f)   (c)           --
Post Ridge Apartments
  1st mortgage              4,152        4,279      34       6.63% (f)  01/22          --
  2nd mortgage                369          375       3 (e)   7.04% (f)  01/22         173
Rivers Edge Apartments      3,582        3,693      33       7.82% (f)  09/20          --
Village East Apartments     2,150        2,150      12 (a)   6.95% (f)  12/05       2,150
      Total               $53,520      $67,900   $ 364                            $40,116


(a) Monthly payments of interest only at the stated rate until maturity. (b) Mortgage was repaid in September 2004 (see Note H). (c) Property was sold during 2004 (see Note E).
(d) The first mortgage was modified and the second mortgage was obtained in June 2004 (see below for further explanation).
(e)   Debt was  obtained  October 22, 2003 (see below for further  explanation).
      (f) Fixed rate mortgage. (g) Interest rate is variable and is equal to the one month LIBOR rate plus
      300 basis points (5.42% at December 31, 2004).

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

Note E - Disposition of Investment Properties

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

Note F - Distributions

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

Note G - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                                and         Capitalized
                                                             Personal      Subsequent to
         Description             Encumbrances      Land      Property       Acquisition
                                                                           (as restated)
                                (in thousands)                            (in thousands)
The Apartments                     $ 4,235        $ 438       $ 6,218         $ 3,095
Arbours of Hermitage
  Apartments                         5,650           547        8,574           6,327
Belmont Place Apartments                --           659        7,188          16,414
Citadel Apartments                   5,525           695        5,619           1,981
Citadel Village Apartments           2,450           337        3,334           1,567
Foothill Place Apartments           10,100         3,492        9,435           5,145
Knollwood Apartments                 6,780           345        7,065           5,589
Lake Forest Apartments               8,527           692        5,811           3,886
Post Ridge Apartments                4,521           143        2,498           3,319
Rivers Edge Apartments               3,582           512        2,160           1,136
Village East Apartments              2,150           184        2,236           2,139

Totals                             $53,520       $ 8,044      $60,138         $50,598

                         Gross Amount At Which
                                Carried
                         At December 31, 2004
                            (in thousands)

                               Buildings
                                  And
                                Related
                                Personal          Accumulated  Date of    Date   Depreciable
     Description        Land    Property  Total   Depreciation ConstructioAcquiredLife-Years
                                  (as restated)  (in thousands)
The Apartments          $ 438   $ 9,313  $ 9,751    $ 8,246      1973     04/84    5-30
Arbours of Hermitage
  Apartments               547    14,901   15,448    12,715      1973     09/83    5-30
Belmont Place            3,737    20,524   24,261        --        --     08/82    5-30
Apartments
Citadel Apartments         694     7,601    8,295     7,200      1973     05/83    5-30
Citadel Village            337     4,901    5,238     3,930      1974     12/82    5-30
Apartments
Foothill Place           3,402    14,670   18,072    12,804      1973     08/85    5-30
Apartments
Knollwood Apartments       345    12,654   12,999    11,147      1972     07/82    5-30
Lake Forest                692     9,697   10,389     8,710      1971     04/84    5-30
Apartments
Post Ridge Apartments      143     5,817    5,960     4,785      1972     07/82    5-30
Rivers Edge                512     3,296    3,808     3,000      1976     04/83    5-30
Apartments
Village East               183     4,376    4,559     3,559      1973     12/82    5-30
Apartments

       Totals          $11,030  $107,750 $118,780  $ 76,096

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Years ended December 31,
                                       2004            2003          2002
                                  (as restated)  (in thousands)
Investment Properties
Balance at beginning of year         $122,370        $137,657      $135,208
  Additions                            23,646           4,264         2,565
  Property dispositions - other       (27,236)        (19,551)         (116)
Balance at end of year               $118,780        $122,370      $137,657

Accumulated Depreciation
Balance at beginning of year         $ 96,547        $110,917      $107,215
  Additions charged to expense          2,523           3,293         3,770
  Property dispositions - other       (22,974)        (17,663)          (68)
Balance at end of year               $ 76,096        $ 96,547      $110,917

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004, 2003 and 2002, is approximately $128,255,000, $150,401,000, and $149,635,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004, 2003 and 2002, is approximately $84,862,000, $120,662,000 and $118,176,000, respectively.

Note H - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner has designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $31.6 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the year ended December 31, 2004, approximately $20,338,000 of construction costs were incurred. During the years ended December 31, 2004, 2003, and 2002, the Partnership capitalized interest costs of approximately $705,000, $390,000, and $107,000, tax and insurance expenses of approximately $136,000, $226,000, and $351,000, and other construction period operating expenses of approximately $105,000, $351,000, and $65,000, respectively. In addition, during 2004 the Partnership paid prepayment penalties of approximately $170,000, which were also capitalized as part of the construction cost, see discussion below. The Partnership anticipates additional construction costs of approximately $11.3 million during 2005 which will be funded by, among other things, additional loans from the General Partner.

As part of the redevelopment, during the year ended December 31, 2004, an affiliate of the General Partner advanced the Partnership approximately $5,600,000 to repay the mortgage and associated accrued interest encumbering Belmont Place Apartments. The loan was scheduled to mature in December 2005. In addition to repaying the mortgage of approximately $5,400,000, the Partnership wrote off unamortized loan costs of approximately $109,000, which is shown as loss on early extinguishment of debt on the accompanying consolidated statements of operations. The Partnership also paid prepayment penalties of approximately $170,000, which were capitalized as part of the construction cost.

Note I - Casualty Events

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

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per unit data):

                                          2004          2003         2002
                                       (Restated)
Net income as reported                   $31,500      $ 8,200       $ 4,264
(Deduct) add: Deferred revenue and other
    liabilities                             (162)          (2)          150
  Depreciation differences                   (32)          56           130
  Accrued expenses                           (74)          (7)          (35)
  Minority interest                           --           --          (305)
  Other                                     (780)         274          (283)
  Gain on casualty/
    disposition/foreclosure               (1,513)      (1,720)         (119)

Federal taxable income                   $28,939      $ 6,801       $ 3,802
Federal taxable income per
  Limited Partnership unit               $ 81.05      $ 20.55       $ 10.65

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets, as restated (in thousands):

Net liabilities as reported               $ (9,942)
Land and buildings                           9,475
Accumulated depreciation                    (8,766)
Syndication fees                            18,871
Other                                        6,228
Net assets - Federal tax basis            $ 15,866

Note K - Contingencies

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

Note L - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

2004                                1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total
                                 (Restated) (Restated) (Restated)

Total revenues                    $ 4,382     $ 4,716    $ 4,656    $ 4,699   $ 18,453
Total expenses                      (3,863)    (4,048)     (4,527)    (3,909)  (16,347)
Income from continuing
  operations                           519        668         129        790     2,106
Discontinued operations                148         81         205       (321)      113
Gain on sale of discontinued
  operations                         3,141         --          --     26,140    29,281
Net income                        $ 3,808      $ 749      $ 334     $ 26,609  $ 31,500

Per limited partnership unit:
Income from continuing
  operations                       $ 1.46     $ 1.86      $ 0.37     $ 2.20    $ 5.89
Discontinued operations               0.41       0.23        0.57      (0.89)     0.32
Gain on sale of discontinued
  operations                          8.80         --          --      73.21     82.01
Net income                        $ 10.67     $ 2.09      $ 0.94    $ 74.52    $ 88.22


2003 (restated)                     1st         2nd        3rd        4th
                                  Quarter     Quarter    Quarter    Quarter     Total

Total revenues                    $ 4,299     $ 4,422    $ 4,704    $ 4,411   $ 17,836
Total expenses                      (4,293)    (3,825)     (4,310)    (4,047)  (16,475)
Income from continuing
  operations                             6        597         394        364     1,361
Discontinued operations                104         69         172        262       607
Gain on sale of discontinued
  operations                         6,149         --          83        --      6,232
Net income                        $ 6,259      $ 666      $ 649      $ 626     $ 8,200

Per limited partnership unit:
Income from continuing
 operations                        $ 0.02     $ 1.67      $ 1.10     $ 1.03    $ 3.82
Discontinued operations               0.29       0.19        0.49       0.73      1.70
Gain on sale of discontinued
  operations                         17.22         --        0.23        --      17.45
Net income                        $ 17.53     $ 1.86      $ 1.82     $ 1.76    $ 22.97

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls were not effective due to the Partnership's failure to properly record capitalized interest costs. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership's accounting review procedures. The Partnership's management believes that, as of the date of this filing, the Partnership's ineffective disclosure controls have been fully remediated.

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

Item 15.    Exhibits and Financial Statements Schedules

(a) The following documents are filed as part of this report:

      1.    Financial Statements

            Consolidated  Balance Sheets - December 31, 2004 (as restated) and
            2003

            Consolidated Statements of Operations - Years Ended December 31, 2004 (as restated), 2003 and 2002

            Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2004 (as restated), 2003 and 2002

            Consolidated Statements of Cash Flows - Years Ended December 31, 2004 (as restated), 2003 and 2002

            Notes to Consolidated Financial Statements, as restated

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

      32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    Date: August 19, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive       Date: August 19, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice     Date: August 19, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President               Date: August 19, 2005
Stephen B. Waters

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 1 of Consolidated Capital Properties IV;

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


Date: August 19, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief executive officer of the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this annual report on Form 10-K/A No. 1 of Consolidated Capital Properties IV;

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

Date: August 19, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-K/A No. 1 of Consolidated Capital Properties IV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 19, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 19, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.