Form 10-Q/A
period 2005-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2005-08-19
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Form 10-Q/A No. 1

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

                                Explanatory Note

Consolidated Capital Properties IV (the "Partnership" or "Registrant") is filing this Amendment on Form 10-Q (the "Amendment") for the sole purpose of amending the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 (the "Original Filing"). This Amendment adjusts the capitalization of interest expense associated with the redevelopment of one of the Partnership's investment properties during 2005. Because of the error noted above, the Partnership's financial statements showed an understatement of net income for the three months ended March 31, 2005 and an understatement of assets and overstatement of partners' deficit as of March 31, 2005. This error has been corrected in the restated financial statements.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                           (as restated - see Note A)
                        (in thousands, except unit data)


                                                            March 31,    December 31,
                                                               2005          2004
                                                           (Unaudited)       (Note)
Assets
   Cash and cash equivalents                                  $ 990         $ 4,539
   Receivables and deposits                                       987          1,187
   Restricted escrows                                             365            426
   Other assets                                                 1,537          1,359
   Investment properties:
      Land                                                     11,030         11,030
      Buildings and related personal property                 114,200        107,750
                                                              125,230        118,780
      Less accumulated depreciation                           (76,665)       (76,096)
                                                               48,565         42,684
                                                             $ 52,444      $ 50,195
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,918        $ 3,704
   Tenant security deposit liabilities                            312            306
   Accrued property taxes                                         567            991
   Other liabilities                                              798            868
   Distributions payable                                          715            715
   Due to affiliates (Note C)                                   4,041             33
   Mortgage notes payable                                      53,406         53,520
                                                               61,757         60,137
Partners' Deficit
   General partners                                             (5,768)       (5,791)
   Limited partners (342,773 units issued and
      outstanding)                                             (3,545)        (4,151)
                                                               (9,313)        (9,942)
                                                             $ 52,444      $ 50,195

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

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                   Three Months Ended
                                                                        March 31,
                                                                  2005              2004
                                                              (Restated -        (Restated)
                                                              See Note A)

Revenues:
  Rental income                                               $  4,109           $  3,849
  Other income                                                     486                489
  Casualty gain (Note D)                                            50                 44
         Total revenues                                          4,645              4,382

Expenses:
  Operating                                                      2,168              1,776
  General and administrative                                       171                247
  Depreciation                                                     599                585
  Interest                                                         686                949
  Property taxes                                                   390                300
         Total expenses                                          4,014              3,857

Income from continuing operations                                  631                525
Income from discontinued operations                                 --                142
Gain on sale of discontinued operations                             --              3,141

Net income                                                    $    631           $  3,808

Net income allocated to general partners (4%)                 $     25           $    152
Net income allocated to limited partners (96%)                     606              3,656

                                                              $    631           $  3,808
Per limited partnership unit:
  Income from continuing operations                           $   1.77           $   1.47
  Income from discontinued operations                               --               0.40
  Gain on sale of discontinued operations                           --               8.80

Net income                                                    $   1.77           $  10.67


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Limited                                Total
                                      Partnership    General      Limited    Partners'
                                         Units       Partners    Partners     Deficit

Original capital contributions          343,106        $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2004, as restated       342,773      $ (5,791)   $ (4,151)   $ (9,942)

Distributions to partners                    --            (2)         --          (2)

Net income for the three months
   ended March 31, 2005, restated            --            25         606         631

Partners' deficit at
   March 31, 2005, as restated
    (see Note A)                        342,773      $ (5,768)   $ (3,545)   $ (9,313)

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
                                                                 (Restated -
                                                                 see Note A)
Cash flows from operating activities:
  Net income                                                        $ 631       $ 3,808
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                      599          739
     Amortization of loan costs                                         50           52
     Casualty gain                                                     (50)         (44)
     Loss on early extinguishment of debt                               --           48
     Gain on sale of discontinued operations                            --       (3,141)
     Change in accounts:
      Receivables and deposits                                         200          136
      Other assets                                                    (228)        (634)
      Accounts payable                                                (466)          42
      Tenant security deposit liabilities                                6          (39)
      Accrued property taxes                                          (424)        (594)
      Other liabilities                                                (70)         (43)
      Due to affiliates                                                 27          212
        Net cash provided by operating activities                      275          542

Cash flows from investing activities:
  Property improvements and replacements                            (7,800)      (1,796)
  Net withdrawals from (deposits to) restricted escrows                 61          (71)
  Insurance proceeds from casualty                                      50           44
  Proceeds from sale of discontinued operations                         --        3,794
        Net cash provided by investing activities                   (7,689)       1,971
Cash flows from financing activities:
  Payments on mortgage notes payable                                  (114)        (227)
  Repayment of mortgage note payable                                    --       (2,204)
  Advances from affiliates                                           4,317          900
  Distributions to partners                                             (2)          (3)
  Payments on advances from affiliates                                (336)        (155)
        Net cash provided by (used in) financing activities          3,865       (1,689)
Net (decrease) increase in cash and cash equivalents                (3,549)         824
Cash and cash equivalents at beginning of period                     4,539        1,537
Cash and cash equivalents at end of period                          $ 990       $ 2,361

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

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Correction of an Error

As disclosed in Note F to the financial statements, Consolidated Capital Properties IV (the "Partnership" or "Registrant") has been redeveloping one of its investment properties, Belmont Place Apartments, which was completely demolished during 2003 and was under reconstruction during 2004. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost", the Partnership capitalized certain operating costs and interest and tax expenses during the redevelopment. However, once the mortgage encumbering Belmont Place Apartments was repaid in November 2004, the Partnership failed to consider the Partnership's consolidated debt and associated interest expense when determining the proper amount of interest to capitalize.

During the three months ended March 31, 2005, the Partnership did not record any capitalized interest. The Partnership has determined that capitalized interest should have been approximately $324,000. The following tables set forth the adjustments to the balance sheet as of March 31, 2005 and the statement of operations for the three months ended March 31, 2005. The only financial statement line items included below are those that have been restated from the originally reported amounts.

                                                          As of March 31, 2005
                                                             (in thousands)

                                                    As Previously
                                                      Reported         As Restated

Buildings and related personal property              $113,300           $114,200
Total land, buildings and related personal
    property                                          124,330            125,230
Net investment properties                              47,665             48,565
Partners' deficit                                     (10,213)            (9,313)


                                                   Three Months Ended March 31, 2005
                                                 (in thousands, except per unit data)
                                                   As Previously
                                                      Reported         As Restated

Interest                                            $  1,010            $    686
Total expenses                                         4,338               4,014
Income from continuing operations                        307                 631
Net income                                               307                 631
Net income allocated to general partners                  12                  25
Net income allocated to limited partners                 295                 606
Income from continuing operations per
  limited partnership unit                              0.86                1.77
Net income per limited partnership unit                 0.86                1.77

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 1 for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note D - Casualty Gains

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

Note E - Disposition of Investment Property

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

Note F - Redevelopment of Belmont Place Apartments

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

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $34.5 million. At March 31, 2005, total costs of approximately $26.8 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the three months ended March 31, 2005 and 2004, approximately $5,475,000 and $1,309,000 of construction costs were incurred,  respectively.  Included in these  construction  costs are capitalized interest costs of approximately $324,000 and $98,000 for 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $10,000 and $60,000 for 2005 and 2004, respectively, and other construction period operating costs of approximately $49,000 for 2005. The Partnership anticipates additional construction costs of approximately $7.7 million during 2005, which will be funded by, among other things, additional loans from the General Partner and proceeds from the mortgage obtained on the property (see Note H).

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

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $34.5 million. At March 31, 2005, total costs of approximately $26.8 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the three months ended March 31, 2005 and 2004, approximately $5,475,000 and $1,309,000 of construction costs were incurred,  respectively.  Included in these  construction  costs are capitalized interest costs of approximately $324,000 and $98,000 for 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $10,000 and $60,000 for 2005 and 2004, respectively, and other construction period operating costs of approximately $49,000 for 2005. The Partnership anticipates additional construction costs of approximately $7.7 million during 2005, which will be funded by, among other things, additional loans from the General Partner and proceeds from the mortgage obtained on the property.

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

Results of Operations

The Partnership's net income for the three months ended March 31, 2005 was approximately $631,000, compared to net income of approximately $3,808,000 for the three months ended March 31, 2004. The decrease in net income is primarily due to the gain on sale of discontinued operations recognized in 2004.

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

Excluding the impact of the discontinued operations and the gain on sale of discontinued operations, the Partnership's income from continuing operations for the three months ended March 31, 2005 was approximately $631,000 compared to income from continuing operations of approximately $525,000 for the three months ended March 31, 2004. The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental income. Rental income increased due to an increase in occupancy and average rental rates at five of the investment properties and a decrease in bad debt expense at all of the Partnership's properties partially offset by a decrease in occupancy at five of the investment properties.

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

Total expenses increased due to increases in operating and property tax expenses, partially offset by decreases in general and administrative and interest expenses. Operating expense increased due to increases in advertising and property expenses. Advertising expense increased due to increased leasing promotions and referral fees at Belmont Place Apartments as the property begins leasing completed units. Property expense increased due to an increase in payroll and related costs at all of the investment properties. Property tax expense increased due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments and due to a refund of property taxes received at The Apartments during 2004. Interest expense decreased due to the capitalization of interest associated with the redevelopment of Belmont Place Apartments partially offset by the addition of second mortgages at Citadel and Lake Forest Apartments in June 2004.

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

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $990,000 compared to approximately $2,361,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $3,549,000 from December 31, 2004, is due to approximately $7,689,000 of cash used in investing activities partially offset by approximately $275,000 of cash provided by operating activities and approximately $3,865,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds from the casualty at Citadel Village Apartments and net withdrawals from restricted escrows. Cash provided by financing activities consisted of advances made by an affiliate of the General Partner, partially offset by payments made on advances from the General Partner, principal payments on the mortgages encumbering the investment properties and distributions to the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership has entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction is expected to be completed in 2005 at a total project cost of approximately $34.5 million. At March 31, 2005, total costs of approximately $26.8 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the three months ended March 31, 2005 and 2004, approximately $5,475,000 and $1,309,000 of construction costs were incurred,  respectively.  Included in these  construction  costs are capitalized interest costs of approximately $324,000 and $98,000 for 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $10,000 and $60,000 for 2005 and 2004, respectively, and other construction period operating costs of approximately $49,000 for 2005. The Partnership anticipates additional construction costs of approximately $7.7 million during 2005, which will be funded by, among other things, additional loans from the General Partner and proceeds from the mortgage obtained on the property.

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

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

      32.1 Certification Pursuant of equivalent of Chief Executive Officer and Chief Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Consolidated Capital Properties IV;

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


Date: August 19, 2005

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap  Equities,
                                    Inc.,  equivalent  of the chief  executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of Consolidated Capital Properties IV;

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

Date: August 19, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q/A No. 1 of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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