Form 10-Q
period 2005-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2005-08-19
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

                                       or

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                             June 30,     December 31,
                                                               2005           2004
                                                           (Unaudited)    (Restated)
                                                                             (Note)
Assets
   Cash and cash equivalents                                 $ 9,180         $ 4,539
   Receivables and deposits                                     1,133           1,187
   Restricted escrows                                           5,349             426
   Other assets                                                 1,620           1,359
   Investment properties:
      Land                                                     11,030          11,030
      Buildings and related personal property                 117,078         107,750
                                                              128,108         118,780
      Less accumulated depreciation                           (77,500)        (76,096)
                                                               50,608          42,684
                                                             $ 67,890       $ 50,195
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                          $ 1,336         $ 3,704
   Tenant security deposit liabilities                            334             306
   Accrued property taxes                                         825             991
   Other liabilities                                            1,058             868
   Due to affiliates (Note B)                                     643              33
   Distributions payable                                          715             715
   Mortgage notes payable                                      72,539          53,520
                                                               77,450          60,137
Partners' Deficit
   General partners                                             (5,928)        (5,791)
   Limited partners (342,773 units issued and
      outstanding)                                             (3,632)         (4,151)
                                                               (9,560)         (9,942)
                                                             $ 67,890       $ 50,195

Note: The consolidated balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                    2005        2004      2005       2004
                                                             (Restated)           (Restated)

Revenues:
  Rental income                                    $ 4,439    $ 3,845    $ 8,548    $ 7,694
  Other income                                         487        517        973      1,006
  Casualty gains (Note C)                                2        355         52        399
        Total revenues                               4,928      4,717      9,573      9,099

Expenses:
  Operating                                          2,486      2,022      4,654      3,798
  General and administrative                           206        263        377        510
  Depreciation                                         835        496      1,434      1,081
  Interest                                           1,127        952      1,813      1,901
  Property taxes                                       364        321        754        621
        Total expenses                               5,018      4,054      9,032      7,911
(Loss) income from continuing operations               (90)       663        541      1,188
Income from discontinued operations                     --         86         --        228
Gain on sale of discontinued operations                 --         --         --      3,141
Net (loss) income                                   $ (90)     $ 749      $ 541     $ 4,557

Net (loss) income allocated to general
   partners (4%)                                    $ (4)       $ 30      $ 22       $ 182
Net (loss) income allocated to limited
   partners (96%)                                      (86)       719        519      4,375
                                                    $ (90)     $ 749      $ 541     $ 4,557

Per limited partnership unit:
(Loss) income from continuing operations           $ (0.25)    $ 1.85    $ 1.51     $ 3.32
Income from discontinued operations                     --       0.25         --       0.64
Gain on sale of discontinued operations                 --         --         --       8.80
Net (loss) income                                  $ (0.25)    $ 2.10    $ 1.51     $ 12.76


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited                                Total
                                      Partnership     General     Limited    Partners'
                                         Units       Partners    Partners     Deficit

Original capital contributions          343,106         $ 1      $171,553    $171,554

Partners' deficit at
   December 31, 2004, as restated       342,773      $ (5,791)   $ (4,151)   $ (9,942)

Distributions to partners                    --          (159)         --        (159)

Net income for the six months
   ended June 30, 2005                       --            22         519         541

Partners' deficit at
   June 30, 2005                        342,773      $ (5,928)   $ (3,632)   $ (9,560)



         See Accompanying Notes to Consolidated Financial Statements



                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net income                                                     $ 541       $ 4,557
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   1,434        1,358
   Amortization of loan costs                                        98           98
   Casualty gains                                                   (52)        (399)
   Loss on early extinguishment of debt                              --           48
   Gain on sale of discontinued operations                           --       (3,141)
   Change in accounts:
      Receivables and deposits                                       54            1
      Other assets                                                 (176)        (515)
      Accounts payable                                           (1,010)         304
      Tenant security deposit liabilities                            28          (40)
      Accrued property taxes                                       (166)        (345)
      Other liabilities                                             190           30
      Due to affiliates                                              13           --
       Net cash provided by operating activities                    954        1,956
Cash flows from investing activities:
  Property improvements and replacements                         (10,716)     (5,141)
  Net deposits to restricted escrows                              (4,923)       (339)
  Insurance proceeds received from casualties                         52         399
  Proceeds from sales of discontinued operations                      --       3,794
       Net cash used in investing activities                     (15,587)     (1,287)
Cash flows from financing activities:
  Proceeds from mortgage notes payable                            19,250       3,810
  Loan costs paid                                                   (183)       (149)
  Repayment of mortgage notes payable                                 --      (2,204)
  Payments on mortgage notes payable                                (231)       (440)
  Distributions to partners                                         (159)         (5)
  Advances from affiliates                                         5,091         900
  Payments on advances from affiliates                            (4,494)       (900)
       Net cash provided by financing activities                  19,274       1,012
Net increase in cash and cash equivalents                          4,641       1,681
Cash and cash equivalents at beginning of period                   4,539       1,537
Cash and cash equivalents at end of period                      $ 9,180      $ 3,218

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

Cash paid for interest was approximately $1,977,000 and $2,487,000 for the six months ended June 30, 2005 and 2004, respectively.

At June 30,  2005,  property  improvements  and  replacements  of  approximately
$1,184,000 were included in accounts payable. At December 31, 2004, property improvements and replacements of approximately $3,307,000 were included in accounts payable, of which approximately $2,542,000 was paid during the six months ended June 30, 2005. At December 31, 2003, property improvements and replacements of approximately $243,000 were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 1 for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership amended its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the three months ended March 31, 2005 to adjust for capitalizing interest expense related to the redevelopment of one of the investment properties. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, the Partnership should have considered the total consolidated debt of the Partnership in determining the amount of interest expense to capitalize. In addition, the Partnership paid a pre-payment penalty associated with the retirement of the mortgage encumbering the investment property in 2004 and this pre-payment penalty should also have been capitalized, as the Partnership was required by the mortgage lender to repay the mortgage. Because of the errors noted above, the balance sheet as of December 31, 2004, including the partners' deficit, has been restated to reflect the correction of these errors.

In accordance with SFAS No. 144, the consolidated statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales in October 2004. For the six months ended June 30, 2004, the operations of Briar Bay and Nob Hill Villa Apartments include approximately $943,000 and $1,233,000, respectively, of revenue generated by the properties. In addition, the operations of Point West Apartments are included in income from discontinued operations due to its sale in March 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $460,000 and $545,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $355,000 and $402,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004, are fees related to construction management services provided by an affiliate of the General Partner of approximately $93,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. There were no such special management fees paid or earned during the six months ended June 30, 2005 and 2004.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $5,091,000 and $900,000 during the six months ended June 30, 2005 and 2004, respectively, primarily to assist with the construction of Belmont Place Apartments. During the same periods, the Partnership repaid principal and interest of approximately $4,545,000 and $905,000, respectively. Interest on advances is charged at prime plus 2%, or 8.25% at June 30, 2005. Interest expense was approximately $51,000 and $5,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the amount of the outstanding loans and accrued interest was approximately $643,000 and is shown as due to affiliates on the accompanying consolidated balance sheet.

Subsequent to June 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $539,000 to assist in the construction of Belmont Place Apartments. In addition, the Partnership repaid approximately $1,182,000 of advances and accrued interest.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $282,000 and $377,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

In February 2004, Knollwood Apartments suffered fire damage to some of the rental units. Insurance proceeds of approximately $47,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty. During the six months ended June 30, 2005, the Partnership received approximately $2,000 in additional proceeds which was recognized as a casualty gain.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the six months ended June 30, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the six months ended June 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

Note D - Disposition of Investment Property

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the six months ended June 30, 2004, as a result of this sale. The property's operations, a loss of approximately $39,000 for the six months ended June 30, 2004 includes revenues of approximately $189,000 and are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the six months ended June 30, 2004 due to the write off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At June 30, 2005, all 326 units had been substantially completed.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $32.2 million. At June 30, 2005, total costs of approximately $30.9 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the six months ended June 30, 2005 and 2004, approximately $6,601,000 and $4,491,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $394,000 and $198,000 for the six months ended June 30, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $111,000 for the six months ended June 30, 2005 and 2004, respectively, and other construction period operating costs of approximately $10,000 for 2005. The Partnership anticipates additional construction costs of approximately $1.5 million during 2005, which will be funded from the mortgage obtained on the property (see Note F).

Note F - Mortgage Financing

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments. The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below. Closing costs of approximately $183,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of interest beginning on June 1, 2005 until November 1, 2006. Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034. The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter. The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership's obligations under the mortgage. The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account. The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (6.34% at June 30, 2005). Capitalized loan costs incurred on the financing were approximately $83,000.

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

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (6.34% at June 30, 2005). Capitalized loan costs incurred on the financing were approximately $66,000.

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

Note G - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal form this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial Court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eleven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Apartments (1)                            94%        89%
        Omaha, NE
      Arbours of Hermitage Apartments (2)           90%        93%
        Nashville, TN
      Belmont Place (3)                             24%         --
        Marietta, GA
      Citadel Apartments                            90%        92%
        El Paso, TX
      Citadel Village Apartments                    82%        83%
        Colorado Springs, CO
      Foothill Place Apartments (4)                 92%        86%
        Salt Lake City, UT
      Knollwood Apartments (5)                      94%        88%
        Nashville, TN
      Lake Forest Apartments (6)                    91%        94%
        Omaha, NE
      Post Ridge Apartments (5)                     93%        90%
        Nashville, TN
      Rivers Edge Apartments (7)                    92%        96%
        Auburn, WA
      Village East Apartments (8)                   67%        69%
        Cimarron Hills, CO

(1) The General Partner attributes the increase in occupancy at The Apartments to better staffing and an improved pricing structure developed to maintain competiveness with other properties in the market.

(2) The General Partner attributes the decrease in occupancy at The Arbours Apartments to renovation work that was being done at the property.

(3) The General Partner attributes the increase in occupancy at Belmont Place Apartments to units becoming available as the redevelopment project is completed. (see discussion below).

   (4) The General Partner attributes the increase in occupancy at Foothill Place Apartments to an improved local economy.

   (5) The General Partner attributes the increase in occupancy at Knollwood and Post Ridge Apartments to a more stable tenant base after stricter credit policies were enacted in 2004 and strong marketing efforts by the leasing staff.

   (6) The General Partner attributes the decrease in occupancy at Lake Forest Apartments to a decline in a stable tenant base.

   (7) The General Partner attributes the decrease in occupancy at Rivers Edge Apartments to less competitive pricing and floor plans.

   (8) The General Partner attributes the low occupancy at Village East Apartments to a weak economy in the local area as a result of military deployments.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At June 30, 2005, all 326 units had been substantially completed.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $32.2 million. At June 30, 2005, total costs of approximately $30.9 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the six months ended June 30, 2005 and 2004, approximately $6,601,000 and $4,491,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $394,000 and $198,000 for the six months ended June 30, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $111,000 for the six months ended June 30, 2005 and 2004, respectively, and other construction period operating costs of approximately $10,000 for 2005. The Partnership anticipates additional construction costs of approximately $1.5 million during 2005, which will be funded from the mortgage obtained on the property.

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

Results of Operations

The Partnership's net loss and net income for the three and six months ended June 30, 2005 was approximately $90,000 and $541,000, respectively, compared to net income of approximately $749,000 and $4,557,000 for the three and six months ended June 30, 2004, respectively. The decrease in net income for the three months ended June 30, 2005 is due to a decrease in income from discontinued operations and an increase in total expenses partially offset by an increase in total revenues from continuing operations. The decrease in net income for the six months ended June 30, 2005 is primarily due to the gain on sale of discontinued operations recognized in 2004 as well as an increase in total expenses for 2005 partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales in October 2004. The operations of Briar Bay and Nob Hill Villa Apartments include approximately $943,000 and $1,233,000, respectively, of revenue generated by the properties. In addition, the operations of Point West Apartments are included in income from discontinued operations due to its sale in March 2004.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the six months ended June 30, 2004, as a result of this sale. The property's operations, a loss of approximately $39,000 for the six months ended June 30, 2004 includes revenues of approximately $189,000 and are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the six months ended June 30, 2004 due to the write off of unamortized loan costs, which is also included in income from discontinued operations.

Excluding the discontinued operations and gain on sale of discontinued operations, the Partnership's loss and income from continuing operations for the three and six months ended June 30, 2005 was approximately $90,000 and $541,000, respectively, compared to income from continuing operations of approximately $663,000 and $1,188,000 for the corresponding periods in 2004. Income from continuing operations decreased for the three and six month periods due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues for the three and six month periods increased due to an increase in rental income partially offset by decreases in other income and casualty gains. Rental income increased due to an increase in the average rental rates at nine of the investment properties, an increase in occupancy at five of the investment properties, and a decrease in bad debt expense at most of the Partnership's investment properties, partially offset by a decrease in occupancy at six of the investment properties. Other income decreased due to a decrease in lease cancellation fees at most of the investment properties.

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

In February 2004, Knollwood Apartments suffered fire damage to some of the rental units. Insurance proceeds of approximately $47,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty. During the six months ended June 30, 2005, the Partnership received approximately $2,000 in additional proceeds which was recognized as a casualty gain.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the six months ended June 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the six months ended June 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the six months ended June 30, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the six months ended June 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses for the three months ended June 30, 2005 increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses. Total expenses for the six months ended June 30, 2005 increased due to increases in operating, depreciation and property tax expenses partially offset by decreases in general and administrative and interest expenses. Operating expenses for both periods increased due to increases in advertising and property expenses. Advertising expenses increased due to increased leasing promotions at Belmont Place Apartments as the property begins leasing completed units. Property expense increased due to increases in payroll and related benefits and utilities at most of the investment properties. Depreciation expense for both periods increased primarily due to completed assets being placed into service at Belmont Place Apartments. Interest expense for the three month period increased due to the new mortgage financing at Belmont Place Apartments and the second mortgages on Lake Forest and Citadel Apartments. Interest expense for the six month period decreased due to an increase in capitalized interest costs associated with the reconstruction at Belmont Place Apartments. Property tax expense for both periods increased due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner, due to the sale of investment properties in 2004, as allowed under the Partnership Agreement. Also included in general and administrative expenses for the six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $9,180,000 compared to approximately $3,218,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $4,641,000 from December 31, 2004, is due to approximately $954,000 of cash provided by operating activities and approximately $19,274,000 of cash provided by financing activities partially offset by approximately $15,587,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, and proceeds from the new mortgage encumbering Belmont Place Apartments partially offset by payments made on advances from the General Partner, principal payments on the mortgages encumbering the investment properties, distributions to the General Partner and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments. The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below. Closing costs of approximately $183,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of interest beginning on June 1, 2005 until November 1, 2006. Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034. The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter. The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership's obligations under the mortgage. The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account. The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.

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

The Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $134,000 of capital improvements at The Apartments, consisting primarily of floor covering and gutter replacements, building improvements, and light fixture upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $808,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of fire safety upgrades, water/sewer upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At June 30, 2005, all 326 units had been substantially completed.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $32.2 million. At June 30, 2005, total costs of approximately $30.9 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the six months ended June 30, 2005 and 2004, approximately $6,601,000 and $4,491,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $394,000 and $198,000 for the six months ended June 30, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $111,000 for the six months ended June 30, 2005 and 2004, respectively, and other construction period operating costs of approximately $10,000 for 2005. The Partnership anticipates additional construction costs of approximately $1.5 million during 2005, which will be funded from the mortgage obtained on the property.

Citadel Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $99,000 of capital improvements at Citadel Apartments, consisting primarily of roof and floor covering replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $164,000 of capital improvements at Citadel Village Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $602,000 of capital improvements at Foothill Place Apartments, consisting primarily of counter top, appliance and floor covering replacements, structural upgrades and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $285,000 of capital improvements at Knollwood Apartments, consisting primarily of appliance and floor covering replacements and structural upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $165,000 of capital improvements at Lake Forest Apartments, consisting primarily of interior painting, floor covering replacements, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $344,000 of capital improvements at Post Ridge Apartments, consisting primarily of exterior light fixtures, floor covering replacements, swimming pool upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $67,000 of capital improvements at Rivers Edge Apartments, consisting primarily of structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $89,000 of capital improvements at Village East Apartments, consisting primarily of floor covering and heating improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $72,539,000 matures at various dates between 2005 and 2034 with balloon payments of approximately $27,130,000, $3,810,000, $9,003,000 and $173,000 due in 2005, 2007, 2014 and 2022, respectively. The General Partner intends to refinance the indebtedness maturing in 2005 before the maturity dates. The General Partner will attempt to refinance the other indebtedness and/or sell the properties prior to their maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $159,000 and $5,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2005 and 2004, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,358 limited partnership units (the "Units") in the Partnership representing 65.45% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.45% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 3.     Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains 95% of its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 2005, a 100 basis point increase or decrease in market interest rates would have no material impact on the Partnership.

The following table summarizes the Partnership's fixed rate debt obligations at June 30, 2005. The interest rates represent the weighted-average rates. The fair value of the total debt obligations approximated the recorded value as of June 30, 2005.

Principal amount by expected maturity:

                                                    Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2005             $27,397              7.766%
                           2006                 563              7.240%
                           2007                 898              7.240%
                           2008                 960              7.240%
                           2009               1,028              7.240%
                        Thereafter           37,883              7.240%

                          Total             $68,729

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial Court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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



                                    CONSOLIDATED CAPITAL PROPERTIES IV


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 19, 2005

                       CONSOLIDATED CAPITAL PROPERTIES IV

                                  EXHIBIT INDEX

Exhibit

      3           Certificate of Limited Partnership, as amended to date.

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

                       CONSOLIDATED CAPITAL PROPERTIES IV

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

Date: August 19, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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