Form 10-Q
period 2005-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2005-11-14
CIK 355804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES IV

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                           September 30,   December 31,
                                                                2005           2004
                                                            (Unaudited)     (Restated)
                                                                             (Note A)
Assets
   Cash and cash equivalents                                  $ 3,307         $ 4,539
   Receivables and deposits                                      1,467           1,187
   Restricted escrows                                            5,387             426
   Other assets                                                  1,960           1,359
   Investment properties:
      Land                                                      11,030          11,030
      Buildings and related personal property                  119,857         107,750
                                                               130,887         118,780
      Less accumulated depreciation                            (78,445)        (76,096)
                                                                52,442          42,684
                                                              $ 64,563       $ 50,195
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                            $ 385          $ 3,704
   Tenant security deposit liabilities                             381             306
   Accrued property taxes                                          977             991
   Other liabilities                                             1,128             868
   Due to affiliates (Note B)                                       --              33
   Distributions payable                                         1,313             715
   Mortgage notes payable                                       85,356          53,520
                                                                89,540          60,137
Partners' Deficit
   General partners                                              (6,759)        (5,791)
   Limited partners (342,773 units issued and
      outstanding)                                             (18,218)         (4,151)
                                                               (24,977)         (9,942)
                                                              $ 64,563       $ 50,195

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


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                     2005       2004       2005        2004

Revenues:
  Rental income                                    $ 4,965    $ 4,033    $13,513     $11,727
  Other income                                         570        494      1,543       1,499
  Casualty gain (Note C)                                40        129         92         528
        Total revenues                               5,575      4,656     15,148      13,754

Expenses:
  Operating                                          2,795      2,254      7,449       6,052
  General and administrative                           193        240        570         750
  Depreciation                                         976        520      2,410       1,600
  Interest                                           1,321        971      3,134       2,872
  Property taxes                                       446        264      1,200         886
  Loss on early extinguishment of debt
    (Notes E & F)                                       12        278         12         278
        Total expenses                               5,743      4,527     14,775      12,438

(Loss) income from continuing operations              (168)       129        373       1,316
Income from discontinued operations (Note A)            --        205         --         434
Gain on sale of discontinued operations
  (Note D)                                              --         --         --       3,141
Net (loss) income                                   $ (168)    $ 334      $ 373      $ 4,891

Net (loss) income allocated to general
   partners (4%)                                     $ (7)      $ 13       $ 15       $ 196
Net (loss) income allocated to limited
   partners (96%)                                     (161)       321        358       4,695
                                                    $ (168)    $ 334      $ 373      $ 4,891

Per limited partnership unit:
(Loss) income from continuing operations           $ (0.47)    $ 0.37     $ 1.04      $ 3.69
Income from discontinued operations                     --       0.57         --        1.21
Gain on sale of discontinued operations                 --         --         --        8.80
Net (loss) income                                  $ (0.47)    $ 0.94     $ 1.04     $ 13.70

Distributions per limited partnership unit         $ 42.08      $ --     $ 42.08       $ --


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited                                 Total
                                     Partnership     General      Limited    Partners'
                                        Units        Partners    Partners     Deficit

Original capital contributions         343,106         $ 1       $171,553    $171,554

Partners' deficit at
   December 31, 2004,
   as restated (Note A)                342,773       $ (5,791)   $ (4,151)   $ (9,942)

Distributions to partners                   --           (983)    (14,425)    (15,408)

Net income for the nine months
   ended September 30, 2005                 --             15         358         373

Partners' deficit at
   September 30, 2005                  342,773       $ (6,759)   $(18,218)   $(24,977)


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net income                                                     $ 373       $ 4,891
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   2,410        1,992
   Amortization of loan costs                                       149          107
   Casualty gain                                                    (92)        (528)
   Loss on early extinguishment of debt                              12          326
   Gain on sale of discontinued operations                           --       (3,141)
   Change in accounts:
      Receivables and deposits                                     (280)          21
      Other assets                                                 (288)        (473)
      Accounts payable                                             (278)           2
      Tenant security deposit liabilities                            75          (67)
      Accrued property taxes                                        (14)          13
      Other liabilities                                             257         (209)
      Due to affiliates                                              12           75
       Net cash provided by operating activities                  2,336        3,009
Cash flows from investing activities:
  Property improvements and replacements                        (15,209)     (13,141)
  Net deposits to restricted escrows                             (4,961)        (212)
  Insurance proceeds received                                        92          528
  Net proceeds from sale of discontinued operations                  --        3,794
       Net cash used in investing activities                    (20,078)      (9,031)
Cash flows from financing activities:
  Payments on mortgage notes payable                               (364)        (609)
  Proceeds from mortgage notes payable                           47,950        3,810
  Repayment of mortgage notes payable                           (15,750)      (7,604)
  Loan costs and prepayment penalties paid                         (474)        (318)
  Advances from affiliate                                         5,984       12,073
  Payments on advances from affiliate                            (6,029)      (2,019)
  Distributions to partners                                     (14,807)          (7)
       Net cash provided by financing activities                 16,510        5,326
Net decrease in cash and cash equivalents                        (1,232)        (696)
Cash and cash equivalents at beginning of period                  4,539        1,537
Cash and cash equivalents at end of period                      $ 3,307       $ 841

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities.

Cash paid for interest was approximately $3,307,000 and $3,922,000 for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, property improvements and replacements of approximately $266,000 were included in accounts payable. At December 31, 2004, property improvements and replacements of approximately $3,307,000 were included in accounts payable. At December 31, 2003, property improvements and replacements of approximately $243,000 were included in accounts payable.

At September 30, 2005 distributions to partners and other liabilities were adjusted by approximately $598,000 and $3,000 respectively for accrued and unpaid distributions.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K/A No. 1 for the fiscal year ended December 31, 2004. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In accordance with SFAS No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales in October 2004 and Point West Apartments due to its sale in March 2004. For the nine months ended September 30, 2004, the operations of Briar Bay, Nob Hill Villa Apartments and Point West Apartments include approximately $1,425,000, $1,935,000, and $189,000 respectively, of revenue generated by the properties.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $720,000 and $819,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $596,000 and $715,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004, are fees related to construction management services provided by an affiliate of the General Partner of approximately $203,000 and $155,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. There were no such special management fees paid or earned during the nine months ended September 30, 2005 and 2004.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000. When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $5,984,000 and $12,073,000 during the nine months ended September 30, 2005 and 2004, respectively, primarily to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property. During the same periods, the Partnership repaid principal and interest of approximately $6,083,000 and $2,033,000, respectively. Interest on advances is charged at prime plus 2%, or 8.75% at September 30, 2005. Interest expense was approximately $54,000 and $32,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, there were no outstanding loans or accrued interest due to affiliates of the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $282,000 and $377,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

In February 2004, Knollwood Apartments suffered fire damage to some of the rental units. Insurance proceeds of approximately $47,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty. During the nine months ended September 30, 2005, the Partnership received approximately $2,000 in additional proceeds which was recognized as a casualty gain.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the nine months ended September 30, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the nine months ended September 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In May 2005, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $40,000 were received during the nine months ended September 30, 2005. The Partnership recognized a casualty gain of approximately $40,000 during the nine months ended September 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

Note D - Disposition of Investment Property

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the nine months ended September 30, 2004, as a result of this sale. The property's operations, a loss of approximately $39,000 for the nine months ended September 30, 2004 includes revenues of approximately $189,000 and are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the nine months ended September 30, 2004 due to the write off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At September 30, 2005, all 326 units had been substantially completed. As part of the redevelopment, during the nine months ended September 30, 2004 the mortgage and associated accrued interest encumbering Belmont Place Apartments was repaid. In addition to the repayment the Partnership paid prepayment penalties of approximately $169,000 and wrote off unamortized loan costs of approximately $109,000 which is shown as loss on early extinguishment of debt for the three and nine months ended September 30, 2004.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $32.2 million. At September 30, 2005, total costs of approximately $31.7 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the nine months ended September 30, 2005 and 2004, approximately
$7,443,000 and $12,332,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $394,000 and $299,000 for the nine months ended September 30, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $186,000 for the nine months ended September 30, 2005 and 2004, respectively and other construction period operating costs of approximately $10,000 for 2005. The Partnership anticipates additional construction costs of approximately $500,000 during 2005, which will be funded from Partnership reserves.

Note F - Mortgage Financing

On August 31, 2005, the Partnership refinanced the first mortgage encumbering its investment property, Arbours of Hermitage. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the nine months ended September 30, 2005 due to the write off of unamortized loan costs. The new mortgage loan, in the principal amount of $11,000,000, replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $5,650,000. Closing costs of approximately $89,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $59,000, beginning on October 10, 2005 until the loan matures on September 10, 2015, with a fixed interest rate of 5.06% and a balloon payment of approximately $8,964,000, due at maturity. The Partnership is prohibited from prepaying the loan prior to October 10, 2007. On or after October 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Foothill Place Apartments. The Partnership recognized a loss on early extinguishment of debt of approximately $7,000 during the nine months ended September 30, 2005 due to the write off of unamortized loan costs. The new mortgage loan, in the principal amount of $17,700,000, replaced the existing mortgage loan, which had an outstanding balance of $10,100,000. Closing costs of approximately $180,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $92,000, beginning on October 1, 2005 until the loan matures on September 1, 2008, with a fixed interest rate of 4.72% and a balloon payment of approximately $16,836,000 due at maturity. The Partnership may extend the term of the loan for two successive one-year periods by exercising the extension options as defined in the loan agreement. The Partnership may prepay the loan with no penalty if prepayment in full is made no more than twelve months before the maturity date or during the extension periods. However, if the loan is prepaid prior to twelve months before the maturity date then a prepayment penalty, as defined in the loan agreement, will apply.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments. The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below. Closing costs of approximately $205,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of interest beginning on June 1, 2005 until November 1, 2006. Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034. The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter. The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership's obligations under the mortgage. The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account. The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units. Subsequent to September 30, 2005 the first letter of credit for $2.5 million was released and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (6.49% at September 30, 2005). Capitalized loan costs incurred on the financing were approximately $83,000.

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

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000. The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007. Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (6.49% at September 30, 2005). Capitalized loan costs incurred on the financing were approximately $66,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eleven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      The Apartments (1)                            94%        91%
        Omaha, NE
      Arbours of Hermitage Apartments               92%        94%
        Nashville, TN
      Belmont Place (2)                             39%         --
        Marietta, GA
      Citadel Apartments                            94%        92%
        El Paso, TX
      Citadel Village Apartments                    85%        87%
        Colorado Springs, CO
      Foothill Place Apartments (3)                 93%        86%
        Salt Lake City, UT
      Knollwood Apartments (4)                      95%        90%
        Nashville, TN
      Lake Forest Apartments                        93%        95%
        Omaha, NE
      Post Ridge Apartments (4)                     94%        91%
        Nashville, TN
      Rivers Edge Apartments                        94%        96%
        Auburn, WA
      Village East Apartments (5)                   71%        77%
        Cimarron Hills, CO

(1) The General Partner attributes the increase in occupancy at The Apartments to an improved tenant base, more effective marketing, and an improved pricing structure developed to maintain competitiveness with other properties in the market.

(2) The General Partner attributes the increase in occupancy at Belmont Place Apartments to units becoming available as the redevelopment project is completed. (see discussion below).

   (3) The General Partner attributes the increase in occupancy at Foothill Place Apartments to an improved local economy.

   (4) The General Partner attributes the increase in occupancy at Knollwood and Post Ridge Apartments to a more stable tenant base after stricter credit policies were enacted in 2004 and strong marketing efforts by the leasing staff.

   (5) The General Partner attributes the low occupancy at Village East Apartments to a weak economy in the local area as a result of military deployments.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At September 30, 2005, all 326 units had been substantially completed. As part of the redevelopment, during the nine months ended September 30, 2004 the mortgage and associated accrued interest encumbering Belmont Place Apartments was repaid. In addition to the repayment the Partnership paid prepayment penalties of approximately $169,000 and wrote off unamortized loan costs of approximately $109,000 which is shown as loss on early extinguishment of debt for the three and nine months ended September 30, 2004.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $32.2 million. At September 30, 2005, total costs of approximately $31.7 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the nine months ended September 30, 2005 and 2004, approximately
$7,443,000 and $12,332,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $394,000 and $299,000 for the nine months ended September 30, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $186,000 for the nine months ended September 30, 2005 and 2004, respectively and other construction period operating costs of approximately $10,000 for 2005. The Partnership anticipates additional construction costs of approximately $500,000 during 2005, which will be funded from Partnership reserves.

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

Results of Operations

The Partnership's net loss and net income for the three and nine months ended September 30, 2005 was approximately $168,000 and $373,000, respectively, compared to net income of approximately $334,000 and $4,891,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net income for the three months ended September 30, 2005 is due to a decrease in income from discontinued operations and an increase in total expenses partially offset by an increase in total revenues from continuing operations. The decrease in net income for the nine months ended September 30, 2005 is primarily due to the gain on sale of discontinued operations recognized in 2004, a decrease in income from discontinued operations as well as an increase in total expenses for 2005 partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Briar Bay and Nob Hill Villa Apartments as income from discontinued operations due to their sales in October 2004 and Point West Apartments due to its sale in March 2004. For the nine months ended September 30, 2004 the operations of Briar Bay, Nob Hill Villa Apartments and Point West Apartments include approximately $1,425,000, $1,935,000 and $189,000, respectively, of revenue generated by the properties.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sales price of $3,900,000. The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $3,141,000 for the nine months ended September 30, 2004, as a result of this sale. The property's operations, a loss of approximately $39,000 for the nine months ended September 30, 2004 includes revenues of approximately $189,000 and are included in income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the nine months ended September 30, 2004 due to the write off of unamortized loan costs, which is also included in income from discontinued operations.

Excluding the discontinued operations and gain on sale of discontinued operations, the Partnership's income from continuing operations for the three and nine months ended September 30, 2004 was approximately $129,000 and $1,316,000, respectively. Income from continuing operations decreased for the three and nine month periods due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues for the three and nine month periods increased due to an increase in rental and other income partially offset by a decrease in casualty gains. Rental income increased due to an increase in the average rental rates at all eleven of the investment properties, an increase in occupancy at six of the investment properties, and a decrease in bad debt expense at most of the Partnership's investment properties, partially offset by a decrease in occupancy at five of the investment properties. Other income increased due to an increase in fees at Belmont as the property began leasing completed units.

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

In February 2004, Knollwood Apartments suffered fire damage to some of the rental units. Insurance proceeds of approximately $47,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty. During the nine months ended September 30, 2005, the Partnership received approximately $2,000 in additional proceeds which was recognized as a casualty gain.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $55,000 were received during the nine months ended September 30, 2004. The Partnership recognized a casualty gain of approximately $55,000 during the nine months ended September 30, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the nine months ended September 30, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the nine months ended September 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In May 2005, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $40,000 were received during the nine months ended September 30, 2005. The Partnership recognized a casualty gain of approximately $40,000 during the nine months ended September 30, 2005 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses for the three and nine months ended September 30, 2005 increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses and loss on early extinguishment of debt. Operating expenses for both periods increased due to increases in advertising and property expenses. Advertising expenses increased due to increased leasing promotions at Belmont Place Apartments as the property begins leasing completed units. Property expense increased due to increases in payroll and related benefits and utilities at most of the investment properties partially offset by decreases in maintenance salaries and leasing payroll at Citadel Village and Village East Apartments. Depreciation expense for both periods increased primarily due to completed assets being placed into service at Belmont Place Apartments. Interest expense for both periods increased due to the new mortgage financing at Belmont Place Apartments and the second mortgages obtained on Lake Forest and Citadel Apartments in June 2004 coupled with a decrease in capitalized interest costs associated with the reconstruction at Belmont Place Apartments. Property tax expense for both periods increased due to an increase in assessed value at five of the investment properties and fewer capitalized costs associated with the reconstruction of Belmont Place Apartments.

General and administrative expense decreased due to a decrease in management reimbursements to the General Partner, due to the sale of investment properties in 2004, as allowed under the Partnership Agreement. Also included in general and administrative expenses for the nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $3,307,000 compared to approximately $841,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $1,232,000 from December 31, 2004, is due to approximately $20,078,000 of cash used in investing activities partially offset by approximately $16,510,000 of cash provided by financing activities and approximately $2,336,000 of cash provided by operating activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, and proceeds from the new mortgages encumbering Belmont Place Apartments, Arbours of Hermitage Apartments and Foothill Place Apartments partially offset by payments made on advances from the General Partner, principal payments on the mortgages encumbering the investment properties, repayment of mortgages encumbering Arbours of Hermitage Apartments and Foothill Place Apartments, distributions to the limited partners and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

On August 31, 2005, the Partnership refinanced the first mortgage encumbering its investment property, Arbours of Hermitage. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the nine months ended September 30, 2005 due to the write off of unamortized loan costs. The new mortgage loan, in the principal amount of $11,000,000, replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $5,650,000. Closing costs of approximately $89,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $59,000, beginning on October 10, 2005 until the loan matures on September 10, 2015, with a fixed interest rate of 5.06% and a balloon payment of approximately $8,964,000, due at maturity. The Partnership is prohibited from prepaying the loan prior to October 10, 2007. On or after October 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Foothill Place Apartments. The Partnership recognized a loss on early extinguishment of debt of approximately $7,000 during the nine months ended September 30, 2005 due to the write off of unamortized loan costs. The new mortgage loan, in the principal amount of $17,700,000, replaced the existing mortgage loan, which had an outstanding balance of $10,100,000. Closing costs of approximately $180,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $92,000, beginning on October 1, 2005 until the loan matures on September 1, 2008, with a fixed interest rate of 4.72% and a balloon payment of approximately $16,836,000 due at maturity. The Partnership may extend the term of the loan for two successive one-year periods by exercising the extension options as defined in the loan agreement. The Partnership may prepay the loan with no penalty if prepayment in full is made no more than twelve months before the maturity date or during the extension periods. However, if the loan is prepaid prior to twelve months before the maturity date then a prepayment penalty, as defined in the loan agreement, will apply.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments. The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below. Closing costs of approximately $205,000 were capitalized and are included in other assets. The new mortgage requires monthly payments of interest beginning on June 1, 2005 until November 1, 2006. Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034. The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter. The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership's obligations under the mortgage. The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account. The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units. Subsequent to September 30, 2005 the first letter of credit for $2.5 million was released and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000.

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

The Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $165,000 of capital improvements at The Apartments, consisting primarily of appliance, floor covering and gutter replacements, building improvements, and light fixture upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $1,869,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of balcony upgrades, retaining walls, cabinet improvements, electrical upgrades, water/sewer upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings' foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At September 30, 2005, all 326 units had been substantially completed. As part of the redevelopment, during the nine months ended September 30, 2004 the mortgage and associated accrued interest encumbering Belmont Place Apartments was repaid. In addition to the repayment the Partnership paid prepayment penalties of approximately $169,000 and wrote off unamortized loan costs of approximately $109,000 which is shown as loss on early extinguishment of debt for the three and nine months ended September 30, 2004.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $32.2 million. At September 30, 2005, total costs of approximately $31.7 million had been incurred. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the nine months ended September 30, 2005 and 2004, approximately
$7,443,000 and $12,332,000 of construction costs were incurred, respectively. Included in these construction costs are capitalized interest costs of approximately $394,000 and $299,000 for the nine months ended September 30, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $186,000 for the nine months ended September 30, 2005 and 2004, respectively, and other construction period operating costs of approximately $10,000 for 2005. The Partnership anticipates additional construction costs of approximately $500,000 during 2005, which will be funded from Partnership reserves.

Citadel Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $136,000 of capital improvements at Citadel Apartments, consisting primarily of roof enhancements, floor covering and appliance replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $228,000 of capital improvements at Citadel Village Apartments, consisting primarily of structural improvements, exterior painting and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $942,000 of capital improvements at Foothill Place Apartments, consisting primarily of kitchen upgrades, appliance and floor covering replacements, structural upgrades and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $438,000 of capital improvements at Knollwood Apartments, consisting primarily of appliance and floor covering replacements, lighting upgrades, and structural upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $209,000 of capital improvements at Lake Forest Apartments, consisting primarily of interior common area painting, floor covering replacements, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $447,000 of capital improvements at Post Ridge Apartments, consisting primarily of exterior light fixtures, floor covering replacements, swimming pool upgrades, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $96,000 of capital improvements at Rivers Edge Apartments, consisting primarily of structural improvements, major landscaping, roof replacements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $195,000 of capital improvements at Village East Apartments, consisting primarily of floor covering, stairwell, swimming pool, and heating improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $85,356,000 matures at various dates between 2005 and 2022 with balloon payments of approximately $11,380,000, $3,810,000, $16,836,000,
$8,964,000,  $9,003,000 and $173,000 due in 2005,  2007,  2008,  2014,  2015 and
2022, respectively. The General Partner intends to refinance the indebtedness maturing in 2005 before the maturity dates. The General Partner will attempt to refinance the other indebtedness and/or sell the properties prior to their maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data).

                     Nine Months           Per          Nine Months          Per
                        Ended            Limited           Ended           Limited
                    September 30,      Partnership     September 30,     Partnership
                         2005             Unit              2004             Unit

Operations            $ 382,000           $ --             $7,000            $ --
Sale (1)              15,026,000          42.08                --              --
Total                $15,408,000         $42.08            $7,000            $ --

(1) Remaining sale proceeds from the sale of Southport Apartments in March 2003, sale proceeds from the sale of Point West Apartments in March 2004 and Nob Hill Apartments in October 2004 and a portion of the sale proceeds from the sale of Briar Bay Apartments in October 2004.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $382,000 and $7,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the nine months ended September 30, 2005 and 2004, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,486 limited partnership units (the "Units") in the Partnership representing 65.49% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.49% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 3.     Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains 83% of its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 2005, a 100 basis point increase or decrease in market interest rates would have no material impact on the Partnership.

The following table summarizes the Partnership's fixed rate debt obligations at September 30, 2005. The interest rates represent the weighted-average rates. The fair value of the total debt obligations approximated the recorded value as of September 30, 2005.

Principal amount by expected maturity:

                                               Long Term Debt
                                        Fixed Rate Debt   Average Interest Rate
                                        (in thousands)

                           2005             $11,607              6.952%
                           2006               1,004              6.751%
                           2007               1,360              6.751%
                           2008              18,204              6.751%
                           2009               1,217              7.005%
                        Thereafter           48,154              7.005%

                          Total             $81,546

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

                       CONSOLIDATED CAPITAL PROPERTIES IV

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

      10.98 Multifamily Note dated June 21, 2004 between Concap Citadel Associates, Ltd., a Texas limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

      10.99 Replacement Reserve Agreement dated June 21, 2004 between Concap Citadel Associates, Ltd. a Texas limited partnership, and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

                       CONSOLIDATED CAPITAL PROPERTIES IV

      10.100 Allonge and Amendment to Multifamily Note dated June 21, 2004 between Concap Citadel Associates, Ltd., a Texas limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                  2004).

      10.101      Multifamily  Note  dated June 8, 2004  between  Consolidated
                  Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                  2004).

      10.102      Replacement  Reserve  Agreement  dated  June 8,  2004  between
                  Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and GMAC Commercial Mortgage Bank. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

      10.103 Allonge and Amendment to Multifamily Note dated June 8, 2004 between Consolidated Capital Properties IV, a California limited partnership, doing business in Nebraska as Consolidated Capital Properties IV Limited Partnership and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

                       CONSOLIDATED CAPITAL PROPERTIES IV

10.109 Deed to Secure Debt and Security Agreement dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.(Incorporated by reference to Form 8-K dated April 29, 2005)

      10.110 Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company. (Incorporated by reference to Form 8-K dated August 31, 2005)

      10.111 Promissory Note dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company. (Incorporated by reference to Form 8-K dated August 31, 2005)

      10.112 Guarantee Agreement dated August 31, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and New York Life Insurance Company. (Incorporated by reference to Form 8-K dated August 31, 2005)

      10.113 Deed of Trust, Security Agreement and Fixture Filing dated August 30, 2005 between Foothill Chimney Associates L.P., a Georgia Limited partnership and Transamerica Financial Life Insurance Company.

          10.114 Promissory Note dated August 30, 2005 between Foothill
           Chimney Associates, L.P., a Georgia limited partnership and
                 Transamerica Financial Life Insurance Company.

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


Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-Q of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                  Exhibit 10.113

Prepared by, and after recording return to:


David H. Rockwell
Stoel Rives LLP
600 University Street, Suite 3600 Seattle,
Washington 98101

        ATTENTION: COUNTY RECORDER--THIS INSTRUMENT COVERS GOODS THAT ARE
        OR WILL BECOME FIXTURES ON THE DESCRIBED REAL PROPERTY AND SHOULD
             BE FILED FOR RECORD IN THE REAL PROPERTY RECORDS WHERE
                   DEEDS OF TRUST ON REAL ESTATE ARE RECORDED.


                       DEED OF TRUST, SECURITY AGREEMENT AND FIXTURE
                                     FILING


                      FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP,
                                    Borrower,

                               having an office at
                          4582 South Ulster St. Parkway
                             Denver, Colorado 80237

                                       to

                            BONNEVILLE TITLE COMPANY,
                                     Trustee

                               for the benefit of
                       TRANSAMERICA FINANCIAL LIFE INSURANCE COMPANY,
                             a New York corporation,
                                     Lender,

                                having an office
                       c/o AEGON USA Realty Advisors, Inc.
                            4333 Edgewood Road, N.E.
                          Cedar Rapids, Iowa 52499-5443

                            Loan Amount: $17,700,000
       Premises: 2260 S. Foothill Drive, Salt Lake County, Salt Lake City, Utah

Loan No. 89539


                    Deed of Trust, Security Agreement and Fixture Filing
                            (Salt Lake County, Utah)

This Deed of Trust, Security Agreement and Fixture Filing (this "Deed of Trust") is made and given as of the 30th day of August, 2005, by FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP, a Georgia limited partnership, as trustor, whose address is 4582 South Ulster St. Parkway, Denver, Colorado 80237 (the "Borrower"), to BONNEVILLE TITLE COMPANY, as Trustee, whose address is 1518 N. Woodland Park Drive, Layton, Utah 84041 (the "Trustee"), for the benefit of TRANSAMERICA FINANCIAL LIFE INSURANCE COMPANY, a New York corporation, as beneficiary, having an administrative office c/o AEGON USA Realty Advisors, Inc., 4333 Edgewood Road, N.E., Cedar Rapids, Linn County, Iowa 52499-5443, and a home office in Purchase, New York (the "Lender"). The definitions of capitalized terms used in this Deed of Trust may be found either in Section 3 below, or through the cross-references provided in that Section.


1.           RECITALS
A. Under the terms of a commercial Second Revised Loan Application/Commitment dated June 9, 2005 (the "Commitment"), AEGON USA Realty Advisors, Inc. ("AEGON"), as agent for the Lender, agreed to fund a loan in the principal amount of Seventeen Million Seven Hundred Thousand Dollars ($17,700,000) (the "Loan").

B. The Lender has funded the Loan in the principal amount of Seventeen Million Seven Hundred Thousand Dollars ($17,700,000) in accordance with the Commitment, and to evidence the Loan, the Borrower has executed and delivered to the Lender a certain Secured Promissory Note, of even date, in the amount of $17,700,000.


C. The Commitment requires that the Loan be secured by all of the Borrower's existing and after-acquired interest in certain real property and by certain tangible and intangible personal property.



2.    GRANTING CLAUSE
      To secure the repayment of the Indebtedness, any increases, modifications, renewals or extensions of the Indebtedness, and any substitutions for the Indebtedness, as well as the performance of the Borrower's other Obligations, and in consideration of the sum of Ten Dollars ($10.00) and other valuable consideration, the receipt and sufficiency of which are acknowledged, the Borrower grants, bargains, warrants, conveys, alienates, releases, assigns, sets over and confirms to the Trustee, in trust with the power of sale for the benefit of the Lender and to its successors and assigns forever, all of the Borrower's existing and after acquired interests in the Real Property.



3.    DEFINED TERMS
      The following defined terms are used in this Deed of Trust. For ease of reference, terms relating primarily to the Security Agreement are defined in Subsection 22.1.

      "Absolute Assignment of Leases and Rents" means the Loan Document bearing this heading.


      "Appurtenances" means all rights, estates, titles, interests, privileges, easements, tenements, hereditaments, titles, royalties, reversions, remainders and other interests, whether presently held by the Borrower or acquired in the future, that may be conveyed as interests in the Land under the laws of Utah. Appurtenances include the Easements and the Assigned Rights.



      "Assigned Rights" means all of the Borrower's rights, easements, privileges, tenements, hereditaments, contracts, claims, licenses or other interests, whether presently existing or arising in the future. The Assigned Rights include all of the Borrower's rights in and to:

(a)               any greater estate in the Real Property;


(b) insurance policies required to be carried hereunder, including the right to negotiate claims and to receive Insurance Proceeds and unearned insurance premiums (except as expressly provided in Subsection 8.1);

(c) Condemnation Proceeds, provided that the award does not reduce, directly or indirectly, the award to the owner of the Real Property;

(d) licenses and agreements permitting the use of sources of groundwater or water utilities, septic leach fields, railroad sidings, sewer lines, means of ingress and egress;

(e)               drainage over other property;

(f)               air space above the Land;

(g)               mineral rights;

(h)               party walls;

(i)               vaults and their usage;

(j)               franchises;

(k) commercial tort claims that arise during the Loan term in respect of damages to the Real Property or to its operations, in respect of any impairment to the value of the Real Property, or in respect of the collection of any Rents;

(l)               construction contracts;

(m)               roof and equipment guarantees and warranties;

(n)               building and development licenses and permits;

(o) tax credits or other governmental entitlements, credits or rights, whether or not vested;

(p) licenses and applications (whether or not yet approved or issued);

(q) rights under management  and  service  contracts;

(r) leases  of  Fixtures;

(s) and  trade  names,

trademarks, trade styles, service marks, and copyrights that are directly related to the Property and reasonably necessary for operation of the Property or the principal manner with which the Improvements are identified, and agreements with architects, environmental consultants, property tax consultants, engineers, and any other third party contractors whose services benefit the Real Property.

      "Bankruptcy Code" means the Bankruptcy Reform Act of 1978, as amended, 11 U.S.C. Sections 101 et seq., and the regulations promulgated pursuant to those statutes.


      "Business Day" means any day when state and federal banks are open for business in Cedar Rapids, Iowa.



      "Carveout Guarantee and Indemnity" means that certain "Carveout Guarantee and Indemnity Agreement" entered into by the Carveout Obligor on the date of this Deed of Trust.



      "Carveout Obligations" means those obligations described in Section 21.



      "Carveout Obligor" means AIMCO Properties, L.P. Any other person who expressly assumes liability for the Carveout Obligations during the term of the Loan shall become a "Carveout Obligor" for purposes of this Deed of Trust.



      "Carveouts" means those matters from which Carveout Obligations may arise, which are described in Section 21.



      "Condemnation Proceeds" means all money or other property that has been, or is in the future, awarded or agreed to be paid or given in connection with any taking by eminent domain of all or any part of the Real Property (including a taking through the vacation of any street dedication or through a change of grade of such a street), either permanent or temporary, or in connection with any purchase in lieu of such a taking, or as a part of any related settlement, except for the right to condemnation proceeds awarded to the tenant in a separate proceeding in respect of the lost value of the tenant's leasehold interest, provided that the award does not reduce, directly or indirectly, the award to the owner of the Real Property.



      "Curable Nonmonetary Default" means any of the acts, omissions, or circumstances specified in Subsection 10.3 below.



      "Default" means any of the acts, omissions,  or circumstances specified in
      Section 10 below.



      "Default Rate" means the rate of interest specified as the "Default Rate" in the Note.



      "Development  Agreements"  means  all  development,   utility  or  similar
      agreements included in the Permitted Encumbrances.


      "Easements" means the Borrower's existing and future interests in and to the declarations, easements, covenants, and restrictions appurtenant to the Land.



      "Environmental Indemnity Agreement" means the Loan Document bearing that heading.



      "Environmental Laws" means all present and future laws, statutes, ordinances, rules, regulations, orders, guidelines, rulings, decrees, notices and determinations of any Governmental Authority to the extent that they pertain to: (A) the protection of health against environmental hazards; (B) the protection of the environment, including air, soils, wetlands, and surface and underground water, from contamination by any substance that may have any adverse health effect on humans, livestock, fish, wildlife, or plant life, or which may disturb an ecosystem; (C) underground storage tank regulation or removal; (D) wildlife conservation;
      (E) protection or regulation of natural resources; (F) the protection of wetlands; (G) management, regulation and disposal of solid and hazardous wastes; (H) radioactive materials; (I) biologically hazardous materials;
      (J) indoor air quality; or (K) the manufacture, possession, presence, use, generation, storage, transportation, treatment, release, emission, discharge, disposal, abatement, cleanup, removal, remediation or handling of any Hazardous Substances. "Environmental Laws" include the Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. ss.9601 et seq., the Resource Conservation and Recovery Act, 42
      U.S.C. ss.6901 et seq., the Federal Water Pollution Control Act, as amended by the Clean Water Act, 33 U.S.C. ss. 1251 et seq., the Clean Air Act, 42 U.S.C. ss.7401 et seq., the Toxic Substances Control Act, 15 U.S.C. ss.2601 et seq., all similar state statutes and local ordinances, and all regulations promulgated under any of those statutes, and all administrative and judicial actions respecting such legislation, all as amended from time to time.



      "ESA" means the written environmental site assessment of the Real Property obtained under the terms of the Commitment.



      "Escrow Expenses" means those expenses in respect of real and personal property taxes and assessments, Insurance Premiums and such other Impositions as the Lender pays from time to time directly from the Escrow Fund using monies accumulated through the collection of Monthly Escrow Payments.



      "Escrow Fund" means the funds deposited by Borrower with the Lender pursuant to Section 9 hereof, as reflected in the accounting entry maintained on the books of the Lender as funds available for the payment of Escrow Expenses under the terms of this Deed of Trust.



      "Fixtures" means all materials, supplies, equipment, apparatus and other items now or hereafter attached to or installed on the Land and Improvements in a manner that causes them to become fixtures under the laws of Utah, including all built-in or attached furniture or appliances, elevators, escalators, heating, ventilating and air conditioning system components, emergency electrical generators and related fuel storage or delivery systems, septic system components, storm windows, doors, electrical equipment, plumbing, water conditioning, lighting, cleaning, snow removal, lawn, landscaping, irrigation, security, incinerating, fire-fighting, sprinkler or other fire safety equipment, bridge cranes or other installed materials handling equipment, satellite dishes or other telecommunication equipment, built-in video conferencing equipment, sound systems or other audiovisual equipment, and cable television distribution systems. Fixtures do not include trade fixtures, office furniture and office equipment owned by tenants who are unrelated to the Borrower. Fixtures expressly include HVAC, mechanical, security and similar systems of general utility for the operation of the Improvements as leasable commercial real property.


      "Governmental Authority" means any political entity with the legal authority to impose any requirement on the Property, including the governments of the United States, the State of Utah, Salt Lake County, Salt Lake City, and any other entity with jurisdiction to decide, regulate, or affect the ownership, construction, use, occupancy, possession, operation, maintenance, alteration, repair, demolition or reconstruction of any portion or element of the Real Property.



      "Hazardous Substance" means any substance the release of or the exposure to which is prohibited, limited or regulated by any Environmental Law, or which poses a hazard to human health because of its toxicity, including, without limitation: (A) any "oil," as defined by the Federal Water
      Pollution Control Act and regulations promulgated thereunder (including crude oil or any fraction of crude oil), (B) any radioactive substance, and (C) Stachybotrys chartarum or other molds. However, the term "Hazardous Substance" includes neither (A) a substance used in the cleaning and maintenance of the Real Property, if the quantity, storage and manner of its use are customary, prudent, and do not violate applicable law, nor (B) automotive motor oil in immaterial quantities, if leaked from vehicles in the ordinary course of the operation of the Real Property and cleaned up in accordance with reasonable property management procedures and in a manner that violates no applicable law.



      "Impositions" means all real and personal property taxes levied against the Property; general or special assessments; ground rent; water, gas, sewer, vault, electric or other utility charges; common area charges; owners' association dues or fees; fees for any easement, license or agreement maintained for the benefit of the Property; and any and all other taxes, levies, user fees, claims, charges and assessments whatsoever that at any time may be assessed, levied or imposed on the Property or upon its ownership, use, occupancy or enjoyment, and any related costs, interest or penalties. In addition, "Impositions" include all documentary, stamp or intangible personal property taxes that may become due in connection with the Indebtedness, including Indebtedness in respect of any future advance made by the Lender to the Borrower, or that are imposed on any of the Loan Documents.



      "Improvements" means, to the extent of the Borrower's existing and future interest, all buildings and improvements of any kind erected or placed on the Land now or in the future, including the Fixtures, together with all appurtenant rights, privileges, Easements, tenements, hereditaments, titles, reversions, remainders and other interests.



      "Indebtedness" means all sums that are owed or become due pursuant to the terms of the Note, this Deed of Trust, or any of the other Loan Documents or any other writing executed by the Borrower relating to the Loan, including scheduled principal payments, scheduled interest payments, default interest, late charges, prepayment premiums, accelerated or matured principal balances, advances, collection costs (including reasonable attorneys' fees), reasonable attorneys' fees and costs in enforcing or protecting the Note, the Deed of Trust, or any of the other Loan Documents in any probate, bankruptcy or other proceeding, receivership costs, fees and costs of the Trustee and all other financial obligations of the Borrower incurred in connection with the Loan transaction, provided, however, that this Deed of Trust shall not secure any Loan Document or any particular person's liabilities or obligations under any Loan Document to the extent that such Loan Document expressly states that it or such particular person's liabilities or obligations are unsecured by this Deed of Trust. Indebtedness shall also include any obligations under agreements executed and delivered by Borrower which specifically provide that such obligations are secured by this Deed of Trust.


      "Insurance Premiums" means all premiums or other charges required to maintain in force any and all insurance policies that this Deed of Trust requires that the Borrower maintain.



      "Insurance Proceeds" means (A) all proceeds of all insurance now or hereafter carried by or payable to the Borrower with respect to the Real Property, including with respect to the interruption of rents or income derived from the Property, all unearned insurance premiums and all related claims or demands, and (B) all Proceeds (as defined in Subsection 22.1).



      "Land" means that certain tract of land located in Salt Lake City, Salt Lake County, Utah, which is described on the attached Exhibit A, together with the Appurtenances.



      "Leases" means all leases, subleases, licenses, concessions, extensions, renewals and other agreements (whether written or oral, and whether presently effective or made in the future) through which the Borrower grants any possessory interest in and to, or any right to occupy or use, all or any part of the Real Property, and any related guaranties.



      "Legal Control" means the power, either directly or indirectly, to exercise the authority of the owner of the Real Property, either as the majority shareholder of the common stock of a corporation, as the sole general partner of a limited partnership, as the managing general partner of a general partnership, or as the sole manager of a limited liability company, provided the entity exercising such authority cannot be divested of such authority without its consent, either directly or indirectly, except for cause.



      "Legal Requirements" means all laws, statutes, rules, regulations, ordinances, judicial decisions, administrative decisions, building permits, development permits, certificates of occupancy, or other requirements of any Governmental Authority.



      "Loan Documents" means all documents evidencing the Loan or delivered in connection with the Loan, whether entered into at the closing of the Loan or in the future.



      "Maximum Permitted Rate" means the highest rate of interest permitted to be paid or collected by applicable law with respect to the Loan.



      "Monthly  Escrow  Payment"  means  the  sum  of  the  Monthly   Imposition
      Requirement, the Monthly Insurance Premium Requirement, and the Monthly Reserve Requirement.



      "Monthly Imposition Requirement" means one-twelfth (1/12th) of the annual amount that the Lender estimates will be required to permit the timely payment by the Lender of those Impositions that the Lender elects, from time to time, to include in the calculation of the Monthly Imposition Requirement. Such Impositions shall include real and personal property taxes and may include, at the Lender's sole and absolute discretion any Impositions that the Borrower has failed to pay or to escrow for on a timely basis during the term of the Loan. The Lender shall base its estimate on the most recent information supplied by the Borrower concerning future Impositions. If the Borrower fails to supply such information or if it is unavailable at the time of estimation, the Lender shall estimate future Impositions using historical information and an annual inflation factor equal to the lesser of five percent (5%) and the maximum inflation factor permitted by law.


      "Monthly Insurance Premium Requirement" means one-twelfth (1/12th) of the annual amount that the Lender estimates (based on available historical data and using, if future Insurance Premiums are as yet undeterminable, a five percent (5%) inflation factor) will be required to permit the timely payment of the Insurance Premiums by the Lender.



      "Monthly Reserve Requirement" means the monthly payment amount which the Lender estimates will, over the subsequent twelve (12) months, result in the accumulation of a surplus in the Escrow Fund equal to the sum of the Monthly Imposition Requirement and the Monthly Insurance Premium Requirement.



      "Net Worth Requirement" means a minimum net worth of the Carveout Obligor's publicly reported net shareholder's equity of Five Hundred Million Dollars ($500,000,000).



      "Note" means the Secured Promissory Note dated of even date herewith to evidence the Indebtedness in the original principal amount of Seventeen Million Seven Hundred Thousand Dollars ($17,700,000), together with all extensions, renewals and modifications.



      "Notice" means a notice given in accordance with the provisions of Subsection 26.13.



      "Obligations" means all of the obligations required to be performed under the terms and conditions of any of the Loan Documents by any Obligor, except for obligations that are expressly stated to be unsecured under the terms of another Loan Document.



      "Obligor" means the Borrower, the Carveout Obligor, or any other Person that is liable under the Loan Documents for the payment of any portion of the Indebtedness, or the performance of any other obligation required to be performed under the terms and conditions of any of the Loan Documents, under any circumstances.



      "Participations" means participation interests in the Loan Documents granted by the Lender.



      "Permitted Encumbrances" means (A) the lien of taxes and assessments not yet due and payable, and (B) those matters of public record listed as special exceptions in the Lender's title insurance policy insuring the priority of this Deed of Trust.



      "Permitted Transfer" means a transfer specifically described in Section 14 as permitted.



      "Person" means any individual, corporation, limited liability company, partnership, trust, unincorporated association, government, governmental authority or other entity.


      "Property" means the Real Property and the Personal Property (as defined in Subsection 22.1 below).

      "Rating Agencies" means one or more credit rating agencies approved by Lender.

      "Real Property" means the Land, the Improvements, the Leases and the Rents.

      "REIT" means Apartment Investment and Management Company.


      "Rents" means all rents, income, receipts, issues and profits and other benefits paid or payable for using, leasing, licensing, possessing, operating from or in, residing in, selling, mining, extracting minerals from, or otherwise enjoying the Real Property, whether presently existing or arising in the future, to which the Borrower may now or hereafter become entitled or may demand or claim from the commencement of the Loan term through the time of the satisfaction of all of the Obligations, including security deposits, amounts drawn under letters of credit securing tenant obligations, minimum rents, additional rents, common area maintenance charges, parking revenues, deficiency rents, termination payments, space contraction payments, damages following default under a Lease, premiums payable by tenants upon their exercise of cancellation privileges, proceeds from lease guarantees, proceeds payable under any policy of insurance covering loss of rents resulting from untenantability caused by destruction or damage to the Real Property, all rights and claims of any kind which the Borrower has or may in the future have against the tenants under the Leases, lease guarantors, or any subtenants or other occupants of the Real Property, all proceeds of any sale of the Real Property in violation of the Loan Documents, any future award granted the Borrower in any court proceeding involving any such tenant in any bankruptcy, insolvency, or reorganization proceedings in any state or federal court, and any and all payments made by any such tenant in lieu of rent.



      "Restoration" means (A) in the case of a casualty resulting in damage to or the destruction of the Improvements, the repair or rebuilding of the Improvements to a condition that is at least equivalent to that as of the date of this Deed of Trust, or (B) in the case of the condemnation of a portion of the Real Property, the completion of such work as may be necessary in order to remedy the effects of the condemnation so that the value and income-generating characteristics of the Real Property are restored.



      "Securities" means mortgage pass-through certificates or other securities evidencing a beneficial interest in the Loan, issued in a rated or unrated public offering or private placement.



      "Securitization" means the issuance of Securities.




4.    TITLE
      The Borrower represents to and covenants with the Lender and with its successors and assigns that, at the point in time of the grant of the lien created by this Deed of Trust, the Borrower is well seized of good and indefeasible title to the Real Property, in fee simple absolute, subject to no lien or encumbrance except the Permitted Encumbrances. The Borrower warrants this estate and title to the Lender and to its successors and assigns forever, against all lawful claims and demands of all persons. The Borrower shall maintain mortgagee title insurance issued by a solvent carrier, covering the Real Property in an amount at least equal to the amount of the Loan's original principal balance. This Deed of Trust is and shall remain a valid and enforceable first lien on the Real Property, and if the validity or enforceability of this first lien is attacked by appropriate proceedings, the Borrower shall diligently and continuously defend it through appropriate proceedings. Should the Borrower fail to do so, the Lender may at the Borrower's expense take all necessary action, including the engagement and compensation of legal counsel, the prosecution or defense of litigation, and the compromise or discharge of claims. The Borrower shall defend, indemnify and hold the Lender harmless in any suit or proceeding brought to challenge or attack the validity, enforceability or priority of the lien granted by this Deed of Trust. If a prior construction, mechanics' or materialmen's lien on the Real Property arises by operation of statute during any construction or repair of the Improvements, the Borrower shall either cause the lien to be discharged by paying when due any amounts owed to such persons, or shall comply with
      Section 12 of this Deed of Trust.

5.    REPRESENTATIONS OF THE BORROWER

   The Borrower represents to the Lender as follows:


5.1   FORMATION, EXISTENCE, GOOD STANDING


            The Borrower is a limited partnership duly organized, validly existing and in good standing under the laws of Georgia and has obtained all licenses and permits and filed all statements of fictitious name and registrations necessary for the lawful operation of its business in Georgia.

5.2   QUALIFICATION TO DO BUSINESS



            The Borrower is qualified to do business as a foreign limited partnership under the laws of Utah and has obtained all licenses and permits and filed all statements of fictitious name and registrations necessary for the lawful operation of its business in Utah.

5.3   POWER AND AUTHORITY



            The Borrower has full power and authority to carry on its business as presently conducted, to own the Property, to execute and deliver the Loan Documents, and to perform its Obligations.

5.4   ANTI-TERRORISM REGULATIONS



            Neither the Borrower, any affiliate of the Borrower, nor to the Borrower's actual knowledge, shareholder of the REIT or limited partner of the Carveout Obligor, is a "Specially Designated National" or a "Blocked Person" as those terms are defined in the Office of Foreign Asset Control Regulations (31 CFR Section 500 et seq.).

5.5   DUE AUTHORIZATION



            The Loan transaction and the performance of all of the Borrower's Obligations have been duly authorized by all requisite partnership action, and each individual executing any Loan Document on behalf of the Borrower has been duly authorized to do so.


5.6   NO DEFAULT OR VIOLATIONS

            To the best of Borrower's knowledge, the execution and performance of the Borrower's Obligations will not result in any breach of, or constitute a default under, any contract, agreement, document or other instrument to which the Borrower is a party or by which the Borrower may be bound or affected, and to the best of Borrower's knowledge, do not and will not violate or contravene any law to which the Borrower is subject; nor to the best of Borrower's knowledge, do any such other instruments impose or contemplate any obligations which are or will be inconsistent with the Loan Documents.


5.6   NO FURTHER APPROVALS OR ACTIONS REQUIRED


            To the best of Borrower's knowledge, no approval by, authorization of, or filing with any federal, state or municipal or other governmental commission, board or agency or other governmental authority is necessary in connection with the authorization, execution and delivery of the Loan Documents by the Borrower.

5.7   DUE EXECUTION AND DELIVERY



            Each of the Loan Documents to which the Borrower is a party has been duly executed and delivered on behalf of the Borrower.

5.8   LEGAL, VALID, BINDING AND ENFORCEABLE


            Each of the Loan Documents to which the Borrower is a party constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms.


5.10 ACCURATE FINANCIAL INFORMATION

            All financial information furnished by the Borrower to the Lender in connection with the application for the Loan is true, correct and complete in all material respects and does not omit to state any fact or circumstance necessary to make the statements in them not misleading, and there has been no material adverse change in the financial condition of the Borrower since the date of such financial information.

5.11 COMPLIANCE WITH LEGAL REQUIREMENTS

            To the best of Borrower's knowledge, all governmental approvals and licenses required for the conduct of the Borrower's business and for the maintenance and operation of the Real Property in compliance with applicable law are in full force and effect, and the Real Property is currently being operated in compliance with the Legal Requirements in all material respects.

      5.12 CONTRACTS AND FRANCHISES

            To the best of Borrower's knowledge, all contracts and franchises necessary for the conduct of the Borrower's business and for the operation of the Real Property in accordance with good commercial practice are in force.


      5.13 NO CONDEMNATION PROCEEDING

            As of the date of this Deed of Trust, the Borrower has no knowledge of any present, pending or threatened condemnation proceeding or award affecting the Real Property.


      5.14 NO CASUALTY

            As of the date of this Deed of Trust, no damage to the Real Property by any fire or other casualty has occurred, other than damage that has been completely repaired in accordance with good commercial practice and in compliance with applicable law.


      5.15 INDEPENDENCE OF THE REAL PROPERTY


            The Real Property may be operated independently from other land and improvements not included within or located on the Land, and it is not necessary to own or control any property other than the Real Property in order to meet the obligations of the landlord under any Lease, or in order to comply with the Legal Requirements.

      5.16 COMPLETE LOTS AND TAX PARCELS



            The Land is comprised exclusively of tax parcels that are entirely included within the Land, and, if the Land is subdivided, of subdivision lots that are entirely included within the Land.


      5.17 OWNERSHIP OF FIXTURES



            The Borrower owns the Fixtures free of any encumbrances, including purchase money security interests, rights of lessors, and rights of sellers under conditional sales contracts or other financing arrangements.


      5.1 8 COMMERCIAL PROPERTY



            The Real Property is used as a multifamily apartment complex and the Loan is for commercial purposes and not made for personal, family or household purposes.


      5.19 PERFORMANCE UNDER DEVELOPMENT AGREEMENTS




            To the best of Borrower's knowledge, all of the obligations of the owner of the Real Property due under the Development Agreements have been fully, timely and completely performed and such performance has been accepted by the related governmental agency or utility company, and no Governmental Authority has alleged that any default exists under any of the Development Agreements.


      5.20 STATUS OF CERTAIN TITLE MATTERS



            To the best of Borrower's knowledge, each of the Easements included within the Appurtenances (a) is valid and in full force and effect and may not be amended or terminated, except for cause, without the consent of the Borrower, (b) has not been amended or supplemented,
            (c) requires no approval of the Improvements that has not been obtained, (d) is free of defaults or alleged defaults, (e) does not provide for any assessment against the Real Property that has not been paid in full, and (f) has not been violated by the owner of the Real Property or, to the best of the Borrower's knowledge, by any tenant of the Real Property.


      5.21 NO PROHIBITED TRANSACTIONS


            The Borrower represents to the Lender that either (a) the Borrower is not an "employee benefit plan" within the meaning of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that is subject to Title I of ERISA, a "plan" within the meaning of
            Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), or an entity that is deemed to hold "plan assets" within the meaning of 29 C.F.R. ss.2510.3-101 of any such employee benefit plan, or (b) the entering into of the Loan Documents, the acceptance of the Loan by the Borrower and the existence of the Loan will not result in a non-exempt prohibited transaction under ss.406 of ERISA or Section 4975 of the Code. The Borrower further warrants and covenants that the foregoing representation will remain true during the term of the Loan.

6.    COVENANTS



6.1   GOOD STANDING


            The Borrower shall remain in good standing as a limited partnership under the laws of Georgia and shall maintain in force all statements of fictitious name and registrations necessary for the lawful operation of its business in Georgia during the term of the Loan.

6.2   QUALIFICATION TO DO BUSINESS



            The Borrower shall remain qualified to do business as a foreign limited partnership under the laws of Utah and shall maintain in force all licenses and permits, filings and statements of fictitious name and registrations necessary for the lawful operation of its business in Utah.

6.3   NO DEFAULT OR VIOLATIONS



            The Borrower shall not enter into any contract, agreement, document or other instrument, if the performance of the Borrower's Obligations would result in any breach of, or constitute a default under, any such contract, agreement, document or other instrument, or if the contract, agreement, document or other instrument would impose or contemplate any obligations the performance of which would result in a Default under the Loan Documents or would be inconsistent with the performance of the Borrower's Obligations.


      6.4 PAYMENT AND PERFORMANCE

            The Borrower shall pay the Indebtedness and perform all of its other Obligations, as and when the Loan Documents require such payment and performance.


      6.5    PAYMENT OF IMPOSITIONS


            The Borrower shall pay the Impositions on or before the last day on which they may be paid without penalty or interest, and shall, within thirty (30) days, furnish the Lender with a paid receipt or a cancelled check as evidence of payment. If the Lender does not receive such evidence, the Lender may obtain it directly. If it does so, the Lender will charge the Borrower an administrative fee of Two Hundred Fifty Dollars ($250) for securing the evidence of payment. The payment of this fee shall be a demand obligation of the Borrower. The Borrower may meet the Imposition payment requirements of this Subsection 6.5 by remitting the Monthly Escrow Payments when due, by immediately providing Notice to the Lender of any new Imposition or increased Imposition unknown to the Lender, and by paying to the Lender on demand any amount required to increase the Escrow Fund to an amount sufficient to permit the Lender to pay all Impositions from the Escrow Fund on time. If the Borrower wishes to contest the validity or amount of an Imposition, it may do so by complying with Section 12. If any new Legal Requirement (other than a general tax on income or on interest payments) taxes the Deed of Trust so that the yield on the Indebtedness would be reduced, and the Borrower may lawfully pay the tax or reimburse the Lender for its payment, the Borrower shall do so.

6.6   MAINTENANCE OF THE REAL PROPERTY



            The Borrower shall not commit or permit any waste of the Real Property as a physical or economic asset, and agrees to maintain in good repair the Improvements, including structures, roofs, mechanical systems, parking lots or garages, and other components of the Real Property that are necessary or desirable for the use of the Real Property, or which the Borrower as landlord under any Lease is required to maintain for the benefit of any tenant. In its performance of this Obligation, the Borrower shall promptly and in a good and workmanlike manner repair or restore, as required under Subsection 6.16, any elements of the Improvements that are damaged or destroyed. The Borrower shall also replace roofs, parking lots, mechanical systems, and other elements of the Improvements requiring periodic replacement. The Borrower shall carry out such replacements no less frequently than would a commercially reasonable owner intending to maintain the maximum income-generating potential of the Real Property over its reasonable economic life. The Borrower shall not, without the prior written consent of the Lender, demolish, reconfigure, or materially alter the structural elements of the Improvements, unless such an action is the obligation of the Borrower under a Lease approved by Lender or for which the Lender's approval is not required under the Absolute Assignment of Leases and Rents. The Lender agrees that any request for its consent to such an action shall be deemed given if the Lender does not respond within fifteen (15) Business Days to any written request for such a consent, if the request is accompanied by all materials required to permit the Lender to analyze the proposed action.

6.7   USE OF THE REAL PROPERTY



            The Borrower agrees that the Real Property may only be used as a residential apartment complex and for no other purpose. The Real Property may not be converted to a cooperative or condominium without Lender's prior written consent, which consent may be withheld in Lender's sole and absolute discretion.

6.8   LEGAL REQUIREMENTS



            The Borrower shall maintain in full force and effect all governmental approvals and licenses required for the conduct of the Borrower's business and for the maintenance and operation of the Real Property in compliance with applicable law, and shall comply with all Legal Requirements relating to the Real Property at all times.


6.9   CONTRACTS AND FRANCHISES



            The Borrower shall maintain in force all contracts and franchises necessary for the conduct of the Borrower's business and for the operation of the Real Property in accordance with good commercial practice.

6.10  COVENANTS REGARDING CERTAIN TITLE MATTERS



            The Borrower shall promptly pay, perform and observe all of its obligations under the Easements included within the Appurtenances or under reciprocal easement agreements, operating agreements, declarations, and restrictive covenants included in the Permitted Encumbrances, shall not modify or consent to the termination of any of them without the prior written consent of the Lender, shall promptly furnish the Lender with copies of all notices of default under them, and shall cause all covenants and conditions under them and benefiting the Real Property to be fully performed and observed.

6.11  INDEPENDENCE OF THE REAL PROPERTY




            The Borrower shall maintain the independence of the Real Property from other land and improvements not included within or located on the Land. In fulfilling this covenant, the Borrower shall neither take any action which would make it necessary to own or control any property other than the Real Property in order to meet the obligations of the landlord under any Lease, or in order to comply with the Legal Requirements, nor take any action which would cause any land or improvements other than the Land and the Improvements to rely upon the Land or the Improvements for those purposes.

6.12  COMPLETE LOTS AND TAX PARCELS



            The Borrower shall take no action that would result in the inclusion of any portion of the Land in a tax parcel or subdivision lot that is not entirely included within the Land.

6.13  COMMERCIAL PROPERTY



            The Real Property shall be used for commercial purposes as a multifamily residential apartment complex and not by Borrower for residential, personal, family or household purposes.

6.14  PERFORMANCE UNDER DEVELOPMENT AGREEMENTS




            The Borrower shall fully, timely and completely perform all of the obligations of the owner of the Real Property due under the Development Agreements and shall cause no default under any of the Development Agreements.

6.15  STATUS OF CERTAIN TITLE MATTERS



            The Borrower shall not take or fail to take any action with respect to the Easements included within the Appurtenances or the reciprocal easement agreements, operating agreements, declarations, and restrictive covenants included in the Permitted Encumbrances, if as the result of such an action or failure, the subject Easement or other title matter would (a) be rendered invalid or without force or effect, (b) be amended or supplemented without the consent of the Lender, (c) be placed in default or alleged default, (d) result in any lien against the Real Property, or (e) give rise to any assessment against the Real Property, unless immediately paid in full.


6.16  RESTORATION UPON CASUALTY OR CONDEMNATION


            If a casualty or condemnation occurs, the Borrower shall promptly commence the Restoration of the Real Property, to the extent that the Lender has made Insurance Proceeds or Condemnation Proceeds available to the Borrower for such Restoration.

6.17  PERFORMANCE OF LANDLORD OBLIGATIONS




            The Borrower shall perform its obligations as landlord under the Leases, shall cause the Real Property to be professionally leased and managed in a manner that is consistent with good commercial practices for institutional owners of multifamily apartment projects, and shall neither take any action, nor fail to take any action, if the action or failure would be inconsistent with the commercially reasonable management of the Real Property for the purpose of enhancing its long-term performance and value. The Borrower shall not, without the Lender's written consent, extend, modify, declare a default under, terminate, or enter into any Lease of the Real Property.


      6.1 8 FINANCIAL REPORTS AND OPERATING STATEMENTS




(a)               Maintenance of Books and Records
                  During the term of the Loan, the Borrower shall maintain complete and accurate accounting and operational records, including copies of all Leases and other material written contracts relating to the Real Property, copies of all tax statements, and evidence to support the payment of all material property-related expenses.


(b)               Delivery of Financial and Property-Related Information
                  Within one hundred twenty (120) days after the end of each of its fiscal years, or, if a Default exists, on demand by the Lender, the Borrower shall deliver to the Lender (A) copies of the financial statements of the Borrower and its general partner, including balance sheets and earnings statements, (B) a complete and accurate operating statement for the Real Property, and (C) a complete rent roll, all in form satisfactory to the Lender. The rent roll must be certified by the Borrower to be true and correct and must include each tenant's name, unit type and number, premises, rent, lease expiration date, renewal options and related rental rates, delinquencies and vacancies. If the Borrower fails to deliver the items required in this Subsection, the Lender may engage an accounting firm to prepare the required items. The Borrower shall cooperate fully with any investigative audit required to permit the accounting firm to produce these items, and the fees and expenses incurred in connection with their preparation shall be paid on demand by the Borrower.


(c)               Efect of Failure to Deliver Financial and Property Reports
                  If no Default exists and the Borrower fails to provide the financial and property reports required under this Section or the Carveout Obligor fails to provide its financial statements as required under the Carveout Guarantee and Indemnity Agreement within one hundred twenty (120) days of the close of any fiscal year, the Lender will provide a Notice of this failure and a thirty (30)-day opportunity to cure before a Default shall exist. All monthly payments of principal and interest under the Note that become due after this cure period has elapsed but before the reports are received by the Lender must be accompanied by a fee of .000834 times the principal balance of the Loan at the beginning of the previous month, regardless of whether the Notice has asserted that the failure constitutes a Default under this Deed of Trust. This fee is to compensate the Lender for (A) the increased risk resulting from the Lender's inability to monitor and service the Loan using up-to-date information, and (B) the reduced value and liquidity of the Loan as a financial asset.



(d)               Certification of Information
                  The financial and operating statements provided under this Subsection need not, as an initial matter, be certified by an independent certified public accountant as having been prepared in accordance with generally accepted accounting principles, consistently applied, or, in the case of financial statements prepared on a cash or income tax basis, or of operating statements, as not materially misleading based on an audit conducted in accordance with generally accepted auditing standards. The Borrower shall, however certify that such statements are true and correct, and the Lender expressly reserves the right to require such a certification by an independent certified public accountant if a Default exists or if the Lender has reason in the exercise of its reasonable discretion to believe that any previously provided financial or operating statement is misleading in any material respect.



      6.19 ESTOPPEL STATEMENTS


            Upon request by the Lender, the Borrower shall, within ten (10) Business Days of Notice of the request, furnish to the Lender or to whom it may direct, a written statement acknowledging the amount of the Indebtedness and disclosing whether, to the best of Borrower's knowledge, any offsets or defenses exist against the Indebtedness. Thereafter, the Borrower shall be estopped from asserting any other offsets or defenses alleged to have arisen as of the date of the statement.


      6.20 PROHIBITION ON CERTAIN DISTRIBUTIONS



            If Default exists under Subsection 10.1 or under any of Subparagraphs (b), (c), (d), (e) or (f) of Subsection 10.2, the Borrower shall not pay any dividend or make any partnership, trust or other distribution, and shall not make any payment or transfer any property in order to purchase, redeem or retire any interest in its beneficial interests or ownership.


      6.21 USE OF LOAN PROCEEDS


The Loan proceeds shall be used solely for commercial purposes.


      6.22 PROHIBITION ON CUTOFF NOTICES


            The Borrower shall not issue any Notice to the Lender to the effect that liens on the Real Property after the date of the Notice will enjoy priority over the lien of this Deed of Trust.

      6.23 PROHIBITED PERSON COMPLIANCE


            Borrower warrants, represents and covenants that neither Borrower nor any Obligor nor any of their respective affiliated entities is or will be an entity or person (i) that is listed in the Annex to, or is otherwise subject to the provisions of Executive Order 13224 issued on September 24, 2001 ("EO 13224"), (ii) whose name appears on the United States Treasury Department's Office of Foreign Assets Control ("OFAC") most current list of "Specifically Designated National and Blocked Persons," (which list may be published from time to time in various mediums including, but not limited to, the OFAC website, http:www.treas.gov/ofac/t11sdn.pdf), (iii) who commits, threatens to commit or supports "terrorism", as that term is defined in EO 13224, or (iv) who is otherwise affiliated with any entity or person listed above (any and all parties or persons described in subparts [i] - [iv] above are herein referred to as a "Prohibited Person"). Borrower covenants and agrees that neither Borrower, nor any Obligor nor any of their respective affiliated entities will (i) conduct any business, nor engage in any transaction or dealing, with any Prohibited Person, including, but not limited to the making or receiving of any contribution of funds, goods, or services, to or for the benefit of a Prohibited Person, or
            (ii) engage in or conspire to engage in any transaction that evades or avoids, or has the purpose of evading or avoiding, or attempts to violate, any of the prohibitions set forth in EO13224. Borrower further covenants and agrees to deliver (from time to time) to Lender any such certification or other evidence as may be requested by Lender in its sole and absolute discretion, confirming that (i) neither Borrower nor any Obligor is a Prohibited Person, and (ii) neither Borrower nor any Obligor has engaged in any business, transaction or dealings with a Prohibited Person, including, but not limited to, the making or receiving of any contribution of funds, goods, or services, to or for the benefit of a Prohibited Person. The representations and warranties in this Section regarding the current status of Borrower and any Obligor are given to Borrower's actual knowledge.

7.    INSURANCE REQUIREMENTS

      At all times until the Indebtedness is paid in full, the Borrower shall maintain insurance coverage and administer insurance claims in compliance with this Section.

7.1   REQUIRED COVERAGES



            (a)   Open Perils/Special Form/Special Perils Property
                  The Borrower shall maintain "Open Perils," "Special Form," or "Special Perils" property insurance coverage in an amount not less than one hundred percent (100%) of the replacement cost of all insurable elements of the Real Property and of all tangible Personal Property, with coinsurance waived, or if a coinsurance clause is in effect, with an agreed amount endorsement acceptable to the Lender. Coverage shall extend to the Real Property and to all tangible Personal Property.


            (b)   Broad Form Boiler and Machinery
                  If any boiler or other machinery is located on or about the Real Property, the Borrower shall maintain broad form boiler and machinery coverage, including a form of business income coverage.


(c)   Flood
                  If the Real Property is located in a special flood hazard area (that is, an area within the 100-year floodplain) according to the most current flood insurance rate map issued by the Federal Emergency Management Agency and if flood insurance is available, the Borrower shall maintain flood insurance coverage on all insurable elements of Real Property and of all tangible Personal Property.


(d)   Business Interruption
                  The Borrower shall maintain a form of business income coverage in the amount of eighty percent (80%) of one year's business income from the Property.


(e)   Comprehensive/General Liability
                  The Borrower shall maintain commercial general liability coverage (which may be in the form of umbrella/excess liability insurance) with a One Million Dollar ($1,000,000) combined single limit per occurrence and a minimum aggregate limit of Two Million Dollars ($2,000,000).


(f)   Liquor Liability
                  The Borrower shall maintain liquor liability coverage, if applicable law may impose liability on those selling, serving, or giving alcoholic beverages to others and if such beverages will be sold, served or given on the Real Property by the Borrower.


(g)   Elective Coverages
                  The Lender may require additional coverages appropriate to the property type and site location. Additional coverages may include earthquake, windstorm, mine subsidence, sinkhole, personal property, supplemental liability, or coverages of other property-specific risks.


(h)   Waiver of Earthquake Coverage Requirement
                  The Lender agrees that no earthquake coverage shall be required unless the Real Property is now or in the future located in a Seismic Zone IV or its equivalent, that is, a zone where major damage may occur, and that is adjacent to a major fault system. If such a requirement is imposed, the Borrower may at its expense obtain a study, prepared by a consultant approved in advance by the Lender, opining that the probable maximum loss in the event of an earthquake would be less than twenty-five percent (25%) of the value of the Real Property. If such a study is obtained, the Lender will waive its requirement.


7.2   PRIMARY COVERAGE


            Each coverage required under this Section shall be primary rather than contributing or secondary to the coverage Borrower may carry for other properties or risks, provided, however, that blanket coverage shall be acceptable if (a) the policy includes limits by property location, and (b) the Lender determines, in the exercise of its sole and absolute discretion, that the amount of such coverage is sufficient in light of the other risks and properties insured under the blanket policy.


7.3   HOW THE LENDER SHALL BE NAMED


            On all property insurance policies and coverages required under this Section (including coverage against loss of business income), the Lender must be named as "first mortgagee" under a standard mortgagee clause. On all liability policies and coverages, the Lender must be named as an "additional insured." The Lender shall be referred to verbatim as follows: "Transamerica Financial Life Insurance Company and its successors, assigns, and affiliates; as their interest may appear; c/o AEGON USA Realty Advisors, Inc.; Mortgage Loan Dept.; 4333 Edgewood Rd., NE; Cedar Rapids, Iowa 52499-5443."

7.4   RATING



            Each insurance carrier providing insurance required under this Section must have, independently of its parent's or any reinsurer's rating, a General Policyholder Rating of A, and a Financial Rating of X or better, as reported in the most current issue of Best's Insurance Guide, or as reported by Best on its internet web site.

7.5   DEDUCTIBLE



            The maximum deductible on each required coverage or policy is One Hundred Thousand Dollars ($100,000).

7.6   NOTICES, CHANGES AND RENEWALS




            All policies must require the insurance carrier to give the Lender a minimum of ten (10) days' notice in the event of modification, cancellation or termination for non payment of premium and a minimum of thirty (30) days' notice of non renewal. The Borrower shall report to the Lender immediately any material facts known to the Borrower that may adversely affect the appropriateness or enforceability of any insurance contract, including, without limitation, changes in the ownership or occupancy of the Real Property, any hazard to the Real Property and any matters that may give rise to any claim. Prior to expiration of any policy required under this Section, the Borrower shall provide either (a) an original or certified copy of the renewed policy, or (b) a "binder," an Acord 28 (real property), Acord 27 (personal property) or Acord 25 (liability) certificate, or another document satisfactory to the Lender conferring on the Lender the rights and privileges of mortgagee. If the Borrower meets the foregoing requirement under clause (b), the Borrower shall use its best efforts to supply an original or certified copy of the original policy within ninety (90) days, and shall be obligated to do so within two hundred forty (240) days. All binders, certificates, documents, and original or certified copies of policies must name the Borrower as a named insured or as an additional insured, must include the complete and accurate property address and must bear the original signature of the issuing insurance agent.


7.7   UNEARNED PREMIUMS


            If this Deed of Trust is foreclosed, the Lender may at its discretion cancel any of the insurance policies required under this Section and apply any unearned premiums to the Indebtedness.

7.8   FORCED PLACEMENT OF INSURANCE



            If the Borrower fails to comply with the requirements of this Section, the Lender may, at its discretion, procure any required insurance. Any premiums paid for such insurance, or the allocable portion of any premium paid by the Lender under a blanket policy for such insurance, shall be a demand obligation under this Deed of Trust, and any unearned premiums under such insurance shall comprise Insurance Proceeds and therefore a portion of the Property.

8.    INSURANCE AND CONDEMNATION PROCEEDS

8.1   ADJUSTMENT AND COMPROMISE OF CLAIMS AND AWARDS


            The Borrower may settle any insurance claim or condemnation proceeding if the effect of the casualty or the condemnation may be remedied for Fifty Thousand Dollars ($50,000) or less. If a greater sum is required, the Borrower may not settle any such claim or proceeding without the advance written consent of the Lender. If a Default exists, the Borrower may not settle any insurance claim or condemnation proceeding without the advance written consent of the Lender.

8.2   DIRECT PAYMENT TO THE LENDER OF PROCEEDS




            If the Insurance Proceeds received in connection with a casualty or the Condemnation Proceeds received in respect of a condemnation exceed Fifty Thousand Dollars ($50,000), or if there is a Default, then such proceeds shall be paid directly to the Lender. The Lender shall have the right to endorse instruments which evidence proceeds that it is entitled to receive directly.

8.3   AVAILABILITY TO THE BORROWER OF PROCEEDS




            The Borrower shall have the right to use the Insurance Proceeds or the Condemnation Proceeds to carry out the Restoration of the Real Property, if the amount received is less than Six Hundred Thousand Dollars ($600,000), subject to the conditions set forth in Subsections 8.4, 8.5, and 8.6 of this Section.


            If the amount received in respect of a casualty or condemnation equals or exceeds Six Hundred Thousand Dollars ($600,000), and if the Loan-to-Value ratio of the Property on completion will be sixty-five percent (65%) or less, as determined by the Lender in its discretion based on its estimate of the market value of the Real Property, the Lender shall receive such Insurance Proceeds or Condemnation Proceeds directly and hold them in a fund for Restoration subject to the conditions set forth in Subsections 8.4, 8.5, and 8.6 of this Section. If the Lender's estimate of the market value of the Real Property implies a Loan-to-Value ratio of over sixty-five percent (65%), and the Borrower disagrees with the Lender's estimate, the Borrower may require that the Lender engage an independent appraiser (the "Fee Appraiser") to prepare and submit to AEGON a full narrative appraisal report estimating the market value of the Real Property. The Fee Appraiser shall be certified in Utah and shall be a member of a national appraisal organization that has adopted the Uniform Standards of Professional Appraisal Practice (USPAP) established by the Appraisal Standards Board of the Appraisal Foundation. The Fee Appraiser will be required to use assumptions and limiting conditions established by the Lender and to prepare the appraisal in conformity with the Lender's Appraisal Guidelines. For purposes of this Section, the independent appraiser's value conclusion shall be binding on both the Lender and the Borrower. The Borrower shall have the right to make a prepayment of the Loan, without premium, sufficient to achieve this Loan-to-Value ratio. The independent fee appraisal shall be at the Borrower's expense, and the Borrower shall pay to the Lender an administrative fee of Two Thousand Five Hundred Dollars ($2,500) in connection with its review. The Lender may require that the Borrower deposit Ten Thousand Dollars ($10,000) with the Lender as security for these expenses or may pay the fee appraiser's and administrative fees from the proceeds at its sole discretion.

            Unless the Borrower has the right to use the Insurance Proceeds or the Condemnation Proceeds under the foregoing subsections, the Lender may, in its sole and absolute discretion, either apply them to the Loan balance or disburse them for the purposes of repair and reconstruction, or to remedy the effects of the condemnation. No prepayment premium will be charged on amounts applied to reduce the principal balance of the Loan.


8.4   CONDITIONS TO AVAILABILITY OF PROCEEDS




            The Lender shall have no obligation to release Insurance Proceeds or Condemnation Proceeds to the Borrower, and may hold such amounts as additional security for the Loan, if (a) a Default exists, (b) the Lender has delivered to the Borrower Notice of any act, omission or circumstance that will, if uncured, become a Default, and the required cure has not been effected, or (c) if the Insurance Proceeds or Condemnation Proceeds received by the Lender and any other funds deposited by the Borrower with the Lender are insufficient, as determined by the Lender in its reasonable discretion, to complete the Restoration. If a Default exists, the Lender may at its sole and absolute discretion apply such Insurance Proceeds and Condemnation Proceeds to the full or partial cure of the Default.

8.5 PERMITTED MEZZANINE FINANCING FOR REBUILDING OR REMEDIATION OF THE EFFECT OF TAKING BY EMINENT DOMAIN



            If the Lender reasonably determines that the Insurance Proceeds or Condemnation Proceeds received in respect of a casualty or condemnation, as the case may be, would be insufficient to permit the Borrower to restore the Improvements to their condition before the casualty, or to remedy the effect on the Real Property of the condemnation, then the Borrower shall use reasonable efforts to secure such additional funds as are necessary to effect the Restoration. The Borrower's obligation shall be limited to securing such funds on a non- recourse basis. Interests in the Borrower may be pledged as security to the extent necessary in connection with any such financing.

8.6   DRAW REQUIREMENTS


            The Borrower's right to receive Insurance Proceeds and Condemnation Proceeds held by the Lender under this Section shall be conditioned on the Lender's reasonable approval of plans and specifications for the Restoration. Each draw shall be in the minimum amount of Fifty Thousand Dollars ($50,000). Draw requests shall be accompanied by customary evidence of construction completion, and by endorsements to the Lender's mortgagee title insurance coverage insuring the absence of construction, mechanics' or materialmen's liens. Draws based on partial completion of the Restoration shall be subject to a ten percent (10%) holdback. All transactional expenses shall be paid by the Borrower.

9.    ESCROW FUND

      The Borrower shall pay the Monthly Escrow Payment on the first (1st) day of every month, commencing with the month in which the first regular payment of principal and interest is due. The Lender shall hold Monthly Escrow Payments in a non-interestbearing fund from which the Lender will pay on a timely basis those Escrow Expenses that the Lender has anticipated will become payable on a regular basis during the Loan's term, and on which the Lender has based its determination of the Monthly Imposition Requirement, the Monthly Insurance Premium Requirement and the Monthly Reserve Requirement. The Escrow Fund will be maintained as an accounting entry in the Lender's general account, where it may be commingled with the Lender's other funds. The Lender may reanalyze the projected Escrow Expenses from time to time and shall advise the Borrower of any change in the amount of the Monthly Escrow Payment. Upon the foreclosure of this Deed of Trust, the delivery of a deed in lieu of foreclosure, or the payoff of the Loan, the Lender shall apply amounts in the Escrow Fund, net of accrued Escrow Expenses, to the Indebtedness. The Lender shall remit any amounts in excess of the Indebtedness to the Borrower.

10.   DEFAULT

10.1  PAYMENT DEFAULTS


            A "Default" shall exist without Notice upon the occurrence of any of the following events:

(a)   Scheduled Payments


                  The Borrower's failure to pay, or to cause to be paid, (i) any regular monthly payment of principal and interest under the Note, together with any required Monthly Escrow Payment, on or before the tenth (10th) day of the month in which it is due, and (ii) any other scheduled payment under the Note, this Deed of Trust or any other Loan Document.

(b)   Payment at Maturity

                  The Borrower's failure to pay, or to cause to be paid, the Indebtedness when the Loan matures by acceleration under
                  Section 16, because of a transfer or encumbrance under Section 13, or by lapse of time.


(c)   Demand Obligations

                  The Borrower's failure to pay, or to cause to be paid, within five (5) Business Days of the Lender's demand, any other amount required under the Note, this Deed of Trust or any of the other Loan Documents.


10.2  INCURABLE NONMONETARY DEFAULT


            A Default shall exist upon any of the following:

(a)               Material Untruth or Misrepresentation
                  The Lender's discovery that any representation made by the Borrower in any Loan Document was materially untrue or misleading when made, if the misrepresentation either was intentional or is not capable of being cured as described in Subsection 10.3(a) below.


(b)               Due on Sale or Encumbrance
                  The occurrence of any sale, conveyance, transfer or vesting that would result in the Loan becoming immediately due and payable at the Lender's option under Section 13.


(c)               Voluntary Bankruptcy Filing
                  The filing by the Borrower of a petition in bankruptcy or for relief from creditors under any present or future law that affords general protection from creditors.


(d)               Insolvency
                  The failure of the Borrower generally to pay its debts as they become due, its admission in writing to an inability so to pay its debts, the making by the Borrower of a general assignment for the benefit of creditors, or a judicial determination that the Borrower is insolvent.


(e)               Receivership
                  The appointment of a receiver or trustee to take possession of any of the assets of the Borrower.


(f)               Levy or Attachment
                  The taking or seizure of any material portion of the Property under levy of execution or attachment.


(g)               Lien
                  The filing against the Real Property of any lien or claim of lien for the performance of work or the supply of materials, or the filing of any federal, state or local tax lien against the Borrower, or against the Real Property, unless the Borrower promptly complies with Section 12 of this Deed of Trust.

(h) Defaults under other Loan Documents

The existence of any default under any other Loan Document, provided any required Notice of such default has been given and any applicable cure period has expired.


( i) Dissolution or Liquidation

The Borrower shall initiate or suffer the commencement of a proceeding for its dissolution or liquidation, and such proceeding shall not be dismissed within thirty (30) days, or the Borrower shall cease to exist as a legal entity (unless resulting in a Permitted Transfer).


10.3  CURABLE NON-MONETARY DEFAULT


            A Default shall exist, following the cure periods specified below, under the following circumstances:


(a)  Unintentional   Misrepresentations  that  are  Capable  of  Being  Cured

     A "Default" shall exist, with Notice, if the Lender discovers that the Borrower has unintentionally made any material misrepresentation that is capable of being cured, unless the Borrower promptly commences and diligently pursues a cure of the misrepresentation approved by the Lender, and completes the cure within thirty (30) days. Any such cure shall place the Lender in the risk position that would have existed had the false representation been true when made.


(b)  Involuntary  Bankruptcy or Similar Filing

     The Borrower becomes the subject of any petition or action seeking to adjudicate it bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief, or that may result in a composition of its debts, provide for the marshaling of the Borrower's assets for the satisfaction of its debts, or result in the judicially ordered sale of the Borrower's assets for the purpose of satisfying its obligations to creditors, unless a motion for the dismissal of the petition or other action is filed within ten (10) days and results in its dismissal within sixty (60) days of the filing of the petition or other action.


(c)   Entry of a Material Judgment

Any judgment is entered against the Borrower or any other Obligor, and the judgment may materially and adversely affect the value, use or operation of the Real Property, unless the judgment is satisfied within fifteen (15) business days.

(d)   Other Defaults

The Borrower fails to observe any promise or covenant made in this Deed of Trust, unless the failure results in a Default described elsewhere in this
     Section 10, provided the Lender delivers written Notice to the Borrower of the existence of such an act, omission or circumstance, and that such an act, omission or circumstance shall constitute a Default under the Loan Documents unless the Borrower promptly initiates an effort to cure the potential Default, pursues the cure diligently and continuously, and succeeds in effecting the cure within one hundred twenty (120) days of its receipt of Notice. The Lender shall afford the Borrower an additional period of one hundred twenty (120) days in cases where construction or repair is needed to cure the potential Default, and the cure cannot be completed within the first one hundred twenty (120) day cure period. During the cure period, the Borrower has the obligation to provide on demand satisfactory documentation of its effort to cure, and, upon completion, evidence that the cure has been achieved. All notice and cure periods provided in this Deed of Trust shall run concurrently with any notice or cure periods provided by law.

11.   RIGHT TO CURE



      The Lender shall have the right to cure any Default. The expenses of doing so shall be part of the Indebtedness, and the Borrower shall pay them to the Lender on demand.
12.   CONTEST RIGHTS





      The Borrower may secure the right to contest Impositions and construction, mechanics' or materialmen's liens, through appropriate proceedings conducted in good faith, by either (A) depositing with the Lender an amount equal to one hundred twenty-five percent (125%) of the amount of the Imposition or the lien, or (B) obtaining and maintaining in effect a bond issued by a surety acceptable to the Lender, in an amount equal to the amount required by Utah law or by the court in order to obtain a court order staying the foreclosure of the lien pending resolution of the dispute, and releasing the lien of record. The proceeds of such a bond must be payable directly to the Lender. The surety issuing such a bond must be acceptable to the Lender in its reasonable discretion. After such a deposit is made or bond issued, the Borrower shall promptly commence the contest of the lien and continuously pursue that contest in good faith and with reasonable diligence. If the contest of the related Imposition or lien is unsuccessful, any deposits or bond proceeds shall be used to pay the Imposition or to satisfy the obligation from which the lien has arisen. Any surplus shall be refunded to the Borrower.

13.   DUE ON TRANSFER OR ENCUMBRANCE

      Upon the sale or transfer of any portion of the Real Property or any other conveyance, transfer or vesting of any direct or indirect interest in the Borrower or the Property, including (i) the direct or indirect transfer of, or the granting of a security interest in, the ownership of the Borrower, (ii) any encumbrance (other than a Permitted Encumbrance) of the Real Property (unless the Borrower contests the encumbrance in compliance with Section 12), and (iii) the lease, license or granting of any security interest in the Personal Property, the Indebtedness shall, at the Lender's option, become immediately due and payable upon Notice to the Borrower, unless the sale, conveyance, transfer or vesting is a Permitted Transfer.

14.   DUE ON SALE EXCEPTIONS

The Permitted Transfers are those stated in Subsections 14.1 through 14.3. -


      14.1 PUBLICLY TRADED SHARES OF THE REIT


            The public trading of the shares of the REIT on the New York Stock Exchange.


14.2  LIMITED PARTNERSHIP TRANSFERS OF THE CARVEOUT OBLIGOR


            The transfer of limited partnership interests of the Carveout Obligor, provided the REIT maintains direct or indirect ownership of more than seventy-five percent (75%) of the Carveout Obligor's limited partnership interests and the REIT continues to have Legal Control of the Borrower.

14.3  PERMITTED TRANSFERS OF CERTAIN PASSIVE INTERESTS

            A "Qualified Passive Interest Transfer," which is defined as any transfer of a direct or indirect interest in the Borrower, if, following the transfer (i) the Real Property remains under the Legal Control of the REIT, (ii) the transfer does not change the identity of any entity through which the Carveout Obligor exercises Legal Control of the Real Property, and (iii) the Carveout Obligor meets the Net Worth Requirement.

14.4  TRANSACTION COSTS

            The Borrower shall pay all out-of-pocket expenses incurred by the Lender in the review and processing of a Permitted Transfer regardless of whether the Permitted Transfer is carried out.

15. NOTICE OF ABSOLUTE ASSIGNMENT OF LEASES AND RENTS

      Under the Absolute Assignment of Leases and Rents, the Borrower has assigned to the Lender, and to its successors and assigns, all of the Borrower's right and title to, and interest in, the Leases, including all rights under the Leases and all benefits to be derived from them. The rights assigned include all authority of the Borrower to modify or terminate Leases, or to exercise any remedies, and the benefits assigned include all Rents. This assignment is present and absolute, but under the terms of the Absolute Assignment of Leases and Rents, the Lender has granted the Borrower a conditional license to collect and use the Rents, and to exercise the rights assigned, in a manner consistent with the Obligations, all as more particularly set forth in the Absolute Assignment of Leases and Rents. The Lender may, however, terminate the license by written Notice to the Borrower on certain conditions set forth in the Absolute Assignment of Leases and Rents.

16.   ACCELERATION

      If a Default exists, the Lender may, at its option, declare the unpaid principal balance of the Note to be immediately due and payable, together with all accrued interest on the indebtedness, all costs of collection (including reasonable attorneys' fees and expenses) and all other charges due and payable by the Borrower under the Note or any other Loan Document. If the subject Default has arisen from a failure by the Borrower to make a regular monthly payment of principal and interest, the Lender shall not accelerate the indebtedness unless the Lender shall have given the Borrower at least three (3) Business Days advance notice of its intent to do so.


     If the subject Default is curable and nonmonetary in nature, the Lender shall exercise its option to accelerate only by delivering notice of acceleration to the Borrower. The Lender shall not deliver any such notice of acceleration until (a) the Borrower has received any required notice of the prospective Default, and (b) any applicable cure period has expired.

     Except as expressly described in this Section, no notice of acceleration shall be required in order for the Lender to exercise its option to accelerate the indebtedness in the event of Default.

17.   RIGHTS OF ENTRY AND TO OPERATE

17.1  ENTRY ON REAL PROPERTY

            If a Default exists, the Lender may, to the extent permitted by law, enter upon the Real Property and take exclusive possession of the Real Property and of all books, records and accounts, all without Notice and without being guilty of trespass, but subject to the rights of tenants in possession under the Leases. If the Borrower remains in possession of all or any part of the Property after Default and without the Lender's prior written consent, the Lender may, without Notice to the Borrower, invoke any and all legal remedies to dispossess the Borrower.

      17.2 OPERATION OF REAL PROPERTY

            Following Default, the Lender may hold, lease, manage, operate or otherwise use or permit the use of the Real Property, either itself or by other persons, firms or entities, in such manner, for such time and upon such other terms as the Lender may deem to be prudent under the circumstances (making such repairs, alterations, additions and improvements thereto and taking any and all other action with reference thereto, from time to time, as the Lender deems prudent), and apply all Rents and other amounts collected by the Lender in accordance with the provisions of the Absolute Assignment of Leases and Rents.

18.   RECEIVERSHIP

      Following Default, the Lender may apply to a court of competent jurisdiction for the appointment of a receiver of the Property, ex parte without Notice to the Borrower, whether or not the value of the Property exceeds the Indebtedness, whether or not waste or deterioration of the Real Property has occurred, and whether or not other arguments based on equity would justify the appointment. The Borrower irrevocably, with knowledge and for valuable consideration, consents to such an appointment. Any such receiver shall have all the rights and powers customarily given to receivers in Utah, including the rights and powers granted to the Lender by this Deed of Trust, the power to maintain, lease and operate the Real Property on terms approved by the court, and the power to collect the Rents and apply them to the Indebtedness or otherwise as the court may direct. Once appointed, a receiver may at the Lender's option remain in place until the Indebtedness has been paid in full.


19.   FORECLOSURE; POWER OF SALE


      Upon Default, the Lender may immediately proceed to foreclose the lien of this Deed of Trust, against all or part of the Property, or to sell the Property by judicial or nonjudicial foreclosure in accordance with the laws of Utah and may pursue any other remedy available to commercial mortgage lenders under the laws of Utah.

20.   WAIVERS



      To the maximum extent permitted by law, the Borrower irrevocably and unconditionally WAIVES and RELEASES any present or future rights (a) of reinstatement or redemption, (b) that may exempt the Property from any civil process, (c) to appraisal or valuation of the Property, (d) to extension of time for payment, (e) that may subj ect the Lender's exercise of its remedies to the administration of any decedent's estate or to any partition or liquidation action, (f) to any homestead and exemption rights provided by the Constitution and laws of the United States and of Utah,
      (g) to notice of acceleration or notice of intent to accelerate (other than as expressly stated herein), and (h) that in any way would delay or defeat the right of the Lender to cause the sale of the Real Property for the purpose of satisfying the Indebtedness. The Borrower agrees that the price paid at a lawful foreclosure sale, whether by the Lender or by a third party, and whether paid through cancellation of all or a portion of the Indebtedness or in cash, shall conclusively establish the value of the Real Property.

      The foregoing waivers shall apply to and bind any party assuming the Obligations of the Borrower under this Deed of Trust.


21.   EXCULPATION CLAUSE AND CARVEOUT OBLIGATIONS

      The Lender agrees that it shall not seek to enforce any monetary judgment with respect to the Indebtedness evidenced by the Note against the Borrower except through recourse to the Property, unless the Obligation from which the judgment arises is a Carveout Obligation. The Carveout Obligations include (a) the obligation to repay any portion of the Indebtedness that arises because the Lender has advanced funds or incurred expenses as a result of any of the "Carveouts" (as defined below), (b) the obligation to repay the entire Indebtedness, if the Lender's exculpation of the Borrower from personal liability under this Section has become void as set forth below, (c) the obligation to indemnify the Lender in respect of its actual damages suffered in connection with a Carveout, and (d) the obligation to defend and hold the Lender harmless from and against any claims, judgments, causes of action or proceedings arising from a Carveout. The Carveouts are:

(i)               fraud or material written misrepresentation;



(ii) waste of the Property (which shall include damage, destruction or disrepair of the Real Property caused by a willful act or grossly negligent omission of the Borrower, but shall exclude ordinary wear and tear in the absence of gross negligence);


(iii)             misappropriation   of  tenant  security  deposits   (including
                  proceeds of tenant letters of credit), Insurance Proceeds or Condemnation Proceeds;


(iv)              failure to pay property  taxes,  assessments or other lienable
                  Impositions;


(v) failure to pay to the Lender all Rents, income and profits (including any rent collected more than one month in advance, or any rent for the last month of the lease term, under any Lease in force at the time of Default), net of reasonable and customary operating expenses, received in respect of a period when the Loan is in Default;


(vi) removal from the Real Property of Fixtures or Personal Property, unless replaced in a commercially reasonable manner;


(vii) the out-of-pocket expenses of enforcing the Loan Documents following Default, not including expenses incurred after the Borrower has agreed in writing to transfer the Real Property to the Lender by the Lender's choice of either an uncontested foreclosure or delivery of a deed in lieu of foreclosure;


(viii)            terminating  or  amending  a Lease  in  violation  of the Loan
                  Documents; and


(ix)              any  liability  of  the  Borrower   under  the   Environmental
                  Indemnity Agreement.


      The Lender's exculpation of the Borrower from personal liability for the repayment of the Indebtedness evidenced by the Note shall be void without Notice if the Borrower (A) voluntarily transfers or creates any voluntary lien on the Property in violation of the Loan Documents, or (B) files a voluntary petition for reorganization under Title 11 of the United States Code (or under any other present or future law, domestic or foreign, relating to bankruptcy, insolvency, reorganization proceedings or otherwise similarly affecting the rights of creditors), and has not offered, prior to the filing, to enter into the Lender's choice of either an agreement to permit an uncontested foreclosure, or an agreement to deliver a deed in lieu of foreclosure within sixty (60) days of the Lender's acceptance of the offer. After the Lender accepts such an offer, default by the Borrower in fulfilling the terms of the accepted offer shall trigger personal liability for the entire Indebtedness. No such offer shall be conditioned on any payment by the Lender, on the release of any Obligor from any Obligation, or on any other concession.

22.   SECURITY AGREEMENT AND FIXTURE FILING


22.1  DEFINITIONS


            "Account" shall have the definition assigned in the UCC.


            "Account Collateral" means all Accounts that arise from the operation, use or enjoyment of the Property, from the commencement of the Loan term through the satisfaction of all of the Obligations.


            "Bank" shall have the definition assigned in the UCC.
            "Chattel Paper" shall have the definition assigned in the UCC.


            "Chattel Paper Collateral" means all Chattel Paper arising from the sale or other disposition of all or part of the Property.


              "Deposit Account" shall have the definition assigned in the UCC.


            "Deposit Account Collateral" means all the Deposit Accounts into which Rents or Proceeds are deposited at any time from the commencement of the Loan term through the satisfaction of all of the Obligations.


            "Document" shall have the definition assigned in the UCC.



            "Document Collateral" means all Documents that evidence title to all or any part of the Goods Collateral.



            "Equipment" shall have the definition assigned in the UCC.



            "Equipment Collateral" means all Equipment that relates to the Real Property and is used in the operation of the Real Property as commercial real estate.


            "Financing  Statements"  shall have the  definition  assigned in the
              UCC.

             "General  Intangibles"  shall have the  definition  assigned in the
              UCC.


            "General Intangible Collateral" means all General Intangibles that have arisen or that arise in the future in connection with the Borrower's ownership, operation or leasing of the Real Property, at any time from the commencement of the Loan term through the satisfaction of all of the Obligations.



            "Goods" shall have the definition assigned in the UCC. "Goods" include all detached Fixtures, items of Personal Property that may become Fixtures, property management files, accounting books and records, reports of consultants relating to the Real Property, site plans, test borings, environmental or geotechnical surveys, samples and test results, blueprints, construction and shop drawings, and plans and specifications.



            "Goods Collateral" means all Goods that relate to the Real Property and are used in the operation of the Real Property as commercial real estate.



            "Instrument" shall have the definition assigned in the UCC.



            "Instrument Collateral" means all Instruments received as Rents or Proceeds or purchased by the Borrower with Rents or Proceeds.



            "Investment Property" shall have the definition assigned in the UCC.



            "Investment Property Collateral" means all the Investment Property purchased using Rents or Proceeds, or received in respect of Account Collateral.



            "Letter of Credit" shall have the definition assigned in the UCC.



            "Letter of Credit Collateral" means all Letters of Credit that relate to the use, operation or enjoyment of the Property, including those that secure the payment of any Accounts comprising Account Collateral or arising from the sale or other disposition of all or part of the Property.


            "Letter of Credit Rights" shall have the definition  assigned in the
              UCC. -


            "Letter of Credit Rights Collateral" means all Letter of Credit Rights that relate to the use, operation or enjoyment of the Property, including rights to Letters of Credit that secure the payment of any Accounts comprising Account Collateral or arising from the sale or other disposition of all or part of the Property.


              "Money Collateral" means all money received in respect of Rents.



            "Personal Property" means Account Collateral, Chattel Paper Collateral, Commercial Tort Claim Collateral, Deposit Account Collateral, Document Collateral, Equipment Collateral, General Intangibles, Goods Collateral, Instrument Collateral, Investment Property Collateral, Letter of Credit Rights Collateral, Letters of Credit Collateral, and Money Collateral.



            "Proceeds" shall have the definition assigned in the UCC.



            "UCC" means the Uniform Commercial Code as adopted in Utah.


22.2  CREATION OF SECURITY INTEREST



            This Deed of Trust shall be self-operative and shall constitute a Security Agreement pursuant to the provisions of the UCC with respect to the Personal Property. The Borrower, as debtor, hereby grants the Lender, as secured party, for the purpose of securing the Indebtedness, a security interest in the Account Collateral, Chattel Paper Collateral, Commercial Tort Claim Collateral, Deposit Account Collateral, Document Collateral, General Intangible Collateral, Goods Collateral, Instrument Collateral, Investment Property Collateral, Letter of Credit Rights Collateral, Letter of Credit Collateral, and Money Collateral, in the accessions, additions, replacements, substitutions and Proceeds of any of the foregoing items of collateral. Upon Default, the Lender shall have the rights and remedies of a secured party under the UCC as well as all other rights and remedies available at law or in equity, and, at the Lender's option, the Lender may also invoke the remedies provided elsewhere in this Deed of Trust as to such Property. The Borrower and the Lender agree that the rights granted to the Lender as secured party under this Section 22 are in addition to rather than a limitation on any of the Lender's other rights under this Deed of Trust with respect to the Property.

22.3  FILING AUTHORIZATION



            The Borrower irrevocably authorizes the Lender to file, in the appropriate locations for filings of UCC financing statements in any jurisdictions as the Lender in good faith deems appropriate, such financing statements and amendments as the Lender may require in order to perfect or continue this security interest, or in order to prevent any filed financing statement from becoming misleading or from losing its perfected status.

22.4  ADDITIONAL SEARCHES AND DOCUMENTATION




            Borrower shall provide to Lender upon request, certified copies of any searches of UCC records deemed necessary or appropriate by Lender to confirm the first priority status of its security interest in the Personal Property, together with copies of all documents or records evidencing security interests disclosed by such searches.


22.5  COSTS


            The Borrower shall pay all filing fees and costs and all reasonable costs and expenses of any record searches (or their continuations) as the Lender may require.


22.6  REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE BORROWER


(a)               Ownership of the Personal Property
                  All of the Personal Property is, and shall during the term of the Loan continue to be, owned by the Borrower, and is not the subject matter of any lease, control agreement or other instrument, agreement or transaction whereby any ownership, security or beneficial interest in the Personal Property is held by any person or entity other than the Borrower, subject only to (1) the Lender's security interest, (2) the rights of tenants occupying the Property pursuant to Leases approved by the Lender, and (3) the Permitted Encumbrances.


(b)   No Other Identity

                  The Borrower represents and warrants that the Borrower has not used or operated under any other name or identity for at least five (5) years. The Borrower covenants and agrees that Borrower will furnish Lender with notice of any change in its name, form of organization, or state of organization within thirty (30) days prior to the effective date of any such change.


(c) Location of Equipment All Equipment Collateral is located upon the Land.


(d)               Removal of Goods
                  The Borrower will not remove or permit to be removed any item included in the Goods Collateral from the Land, unless the same is replaced immediately with unencumbered Goods Collateral (1) of a quality and value equal or superior to that which it replaces, and (2) which is located on the Land. All such replacements, renewals, and additions shall become and be immediately subject to the security interest of this Deed of Trust.


(e)               Proceeds
                  The Borrower may, without the Lender's prior written consent, dispose of Goods Collateral in the ordinary course of business, provided that, following the disposition, the perfection of the Lender's security interest in the Proceeds of the disposition will continue under ss. 9-315 (d) of the UCC. The Borrower shall not, without the Lender's prior written consent, dispose of any Personal Property in any other manner, except in compliance with Subsection 22.6(d) above.


22.7  FIXTURE FILING


            This Deed of Trust constitutes a financing statement filed as a fixture filing in the Official Records of the County Recorder of Salt Lake County, Utah with respect to any and all fixtures comprising Property. The "debtor" is Foothill Chimney Associates Limited Partnership, a limited partnership organized under Georgia law, the "secured party" is Transamerica Financial Life Insurance Company, a New York corporation, the collateral is as described in Subsection 22.1 above and the granting clause of this Deed of Trust, and the addresses of the debtor and secured party are the addresses stated in Subsection 26.13 of this Deed of Trust for Notices to such parties. The organizational identification number of the debtor is K114285. The owner of record of the Real Property is Foothill Chimney Associates Limited Partnership.

23.   ENVIRONMENTAL MATTERS



      23.1 REPRESENTATIONS

            The Borrower represents as follows:

(a)               No Hazardous Substances
                  To the best of the Borrower's knowledge and except as disclosed in the ESA, no release of any Hazardous Substance has occurred on or about the Real Property in a quantity or at a concentration level that (i) violates any Environmental Law, or (ii) requires reporting to any regulatory authority or may result in any obligation to remediate under any Environmental Law.


(b)               Compliance with Environmental Laws
                  To the best of Borrower's knowledge, the Real Property and its current use and presently anticipated uses comply with all Environmental Laws, including those requiring permits, licenses, authorizations, and other consents and approvals.


(c)               No Actions or Proceedings
                  To the best of Borrower's knowledge, no governmental authority or agency has commenced any action, proceeding or investigation based on any suspected or actual violation of any Environmental Law on or about the Real Property. To the best of the Borrower's knowledge as a duly diligent property owner, no such authority or agency has threatened to commence any such action, proceeding, or investigation.


      23.2 ENVIRONMENTAL COVENANTS


            The Borrower covenants as follows:


            (a)    Compliance with Environmental Laws
                  The Borrower shall, and the Borrower shall cause all employees, agents, contractors, and tenants of the Borrower and any other persons present on or occupying the Real Property to, keep and maintain the Real Property in compliance with all Environmental Laws.


             (b)   Notices, Actions and Claims
                  The Borrower shall immediately advise the Lender in writing of
                  (i) any notices from any governmental or quasi-governmental agency or authority of violation or potential violation of any Environmental Law received by the Borrower, (ii) any and all enforcement, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened pursuant to any Environmental Law, (iii) all claims made or threatened by any third party against the Borrower or the Real Property relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Substances, and (iv) discovery by the Borrower of any occurrence or condition on any real property adjoining or in the vicinity of the Real Property that creates a foreseeable risk of contamination of the Real Property by or with Hazardous Substances.


      23.3 THE LENDER'S RIGHT TO CONTROL CLAIMS


            The Lender shall have the right (but not the obligation) to join and participate in, as a party if it so elects, any legal proceedings or actions initiated in connection with any Hazardous Substances and to have its related and reasonable attorneys' and consultants' fees paid by the Borrower upon demand.


      23.4 INDEMNIFICATION



            The Borrower shall be solely responsible for, and shall indemnify, defend, and hold harmless the Lender, the Trustee, and their respective directors, officers, employees, agents, successors and assigns, from and against, any claim, judgment, loss, damage, demand, cost, expense or liability of whatever kind or nature, known or unknown, contingent or otherwise, directly or indirectly arising out of or attributable to the use, generation, storage, release, threatened release, discharge, disposal, or presence (whether prior to or after the date of this Deed of Trust) of Hazardous Substances on, in, under or about the Real Property (whether by the Borrower, a predecessor in title, any tenant, or any employees, agents, contractor or subcontractors of any of the foregoing or any third persons at any time occupying or present on the Real Property), including: (i) personal injury; (ii) death; (iii) damage to property; (iv) all consequential damages; (v) the cost of any required or necessary repair, cleanup or detoxification of the Real Property, including the soil and ground water thereof, and the preparation and implementation of any closure, remedial or other required plans; (vi) damage to any natural resources; and (vii) all reasonable costs and expenses incurred by the Lender or the Trustee in connection with clauses (i) through (vi), including reasonable attorneys' and consultants' fees; provided, however, that nothing contained in this Section shall be deemed to preclude the Borrower from seeking indemnification from, or otherwise proceeding against, any third party including any tenant or predecessor in title to the Real Property, and further provided that this indemnification will not extend to matters caused by the Lender's gross negligence or willful misconduct, or arising from a release of Hazardous Substances which occurs after the Lender has taken possession of the Real Property, so long as the Borrower has not caused the release through any act or omission. The covenants, agreements, and indemnities set forth in this Section shall be binding upon the Borrower and its heirs, personal representatives, successors and assigns, and shall survive repayment of the Indebtedness, foreclosure of the Real Property, and the Borrower's granting of a deed to the Real Property in lieu of foreclosure. Payment shall not be a condition precedent to this indemnity. Any costs or expenses incurred by the Lender or the Trustee for which the Borrower is responsible or for which the Borrower has indemnified the Lender shall be paid to the Lender on demand, with interest at the rate provided for in the Note from the date incurred by the Lender until paid in full, and shall be secured by this Deed of Trust. Without the prior written consent of the Lender, the Borrower shall not enter into any settlement agreement, consent decree, or other compromise in respect to any claims relating to Hazardous Substances. The Lender agrees that it shall not unreasonably delay its consideration of any written request for its consent to any such settlement agreement, consent decree, or other compromise once all information, reports, studies, audits, and other documentation have been submitted to the Lender.


      23.5 ENVIRONMENTAL AUDITS



            If a Default exists, or at any time the Lender has reason to believe that a release of Hazardous Substances may have occurred or may be likely to occur, the Lender may require that the Borrower retain, or the Lender may retain directly, at the sole cost and expense of the Borrower, a licensed geologist, industrial hygienist or an environmental consultant acceptable to the Lender to conduct an environmental assessment or audit of the Real Property. In the event that the Lender makes a reasonable determination of the need for an environmental assessment or audit, the Lender shall inform the Borrower in writing that such a determination has been made and, if requested to do so by the Borrower, give the Borrower a written explanation of that determination before the assessment or audit is conducted. The Borrower shall afford any person conducting an environmental assessment or audit access to the Real Property and all materials reasonably requested, subject to the rights of tenants in possession. The Borrower shall pay on demand the cost and expenses of any environmental consultant engaged by the Lender under this Subsection. The Borrower shall, at the Lender's request and at the Borrower's sole cost and expense, take such investigative and remedial measures determined by the geologist, hygienist or consultant to be necessary to address any condition discovered by the assessment or audit so that (i) the Real Property shall be in compliance with all Environmental Laws, (ii) the condition of the Real Property shall not constitute any identifiable risk to human health or to the environment, and (iii) the value of the Real Property shall not be affected by the presence of Hazardous Substances.



24. CONCERNING THE TRUSTEE


      24.1 NO LIABILITY


            If the Trustee or anyone acting by virtue of the Trustee's powers enters the Real Property, the Trustee will not be personally liable for debts contracted or for liability or damages incurred in the management or operation of the Real Property. The Trustee will have the right to rely on any instrument, document or signature authorizing or supporting any action taken or proposed to be taken by the Trustee or believed by the Trustee in good faith to be genuine. The Trustee will be entitled to reimbursement for expenses actually incurred by the Trustee in the performance of the Trustee's duties and to reasonable compensation for services rendered. The Borrower shall, from time to time, pay compensation due the Trustee under this Deed of Trust and reimburse the Trustee for and save and hold the Trustee harmless from and against any and all loss, cost, liability, damage and expense whatsoever incurred by the Trustee in the performance of the Trustee's duties.


      24.2 RETENTION OF MONEY


            All money received by the Trustee must, until used or applied, be held in trust for the purposes for which it was received, but need not be segregated in any manner from any other money (except to the extent required by law) and the Trustee will have no liability for interest on any money received.


      24.3 SUCCESSOR TRUSTEES


            The Trustee may resign by giving notice of such resignation in writing to the Lender. If the Trustee's legal existence shall cease or if the Trustee resigns or becomes disqualified from acting in the execution of this Trust or fails or refuses to exercise the same when requested by the Lender so to do or if for any reason and without cause the Lender prefers to appoint a substitute trustee to act instead of the original Trustee, or any prior successor or substitute trustee, the Lender will have full power to appoint a substitute trustee and, if preferred, several substitute trustees in succession who shall succeed to all the estates, rights, powers and duties of the Trustee.


      24.4 SUCCESSION INSTRUMENTS



            Any new Trustee appointed will, without any further act, deed or conveyance, become vested with all the estates, properties, rights, powers and trusts of the Trustee's predecessor. Upon the written request of the Lender or of any successor trustee, the former Trustee shall execute and deliver an instrument transferring to such successor Trustee all the estates, properties, rights, powers and trusts of the former Trustee, and shall duly assign, transfer and deliver any of the property and money held by the former Trustee to the successor Trustee so appointed in the former Trustee's place.


      24.5 PERFORMANCE OF DUTIES BY AGENTS



            The Trustee may authorize one or more parties to act on the Trustee's behalf to perform the Trustee's ministerial functions, including, without limitation, the transmittal and posting of any notices.



 25.  SECONDARY MARKET





      25.1 DISSEMINATION OF INFORMATION


            In connection with any transfer of the Loan, the Lender may forward all documents and information that the Lender deems necessary or desirable concerning the Loan, including the financial statements of any Obligor, and such other information as may be reasonably related to the Obligors, the Property or the Leases to any:


(a) transferee or prospective transferee of the Loan;

(b) Rating Agency rating the Loan, a Participation, or Securities; or

(c) purchaser, transferee, assignee, servicer, participant, investor in any Securitization and each prospective investor and the advisor of each of the foregoing, all documents and information which Lender now has or may hereafter acquire relating to the Loan, to any Obligor and to the Real Property, as Lender determines necessary or desirable.

            The Borrower irrevocably waives any and all rights it may have under applicable Legal Requirements to prohibit such disclosure, including any right of privacy.


      25.2 COOPERATION



            The Borrower, any guarantor and any Carveout Obligor agree to reasonably cooperate at no cost to Borrower or Carveout Obligor with the Lender in connection with any transfer of the Loan or any Participation or Securities. The Borrower agrees to provide to the Lender or to any persons to whom the Lender may disseminate such information, at the Lender's request, financial statements of Obligors, an estoppel certificate and such other documents as may be reasonably related to the Obligors, the Property, or the Leases.


      25.3 ADDITIONAL FINANCIAL INFORMATION




            If a decision is made to include the Loan in a Securitization and the amount of the Loan would exceed twenty percent (20%) of the amount estimated in good faith to be raised in the offering, the Borrower agrees to provide, to the extent required by SEC Regulation S-X Rule 3-14, and to the extent not previously supplied to Lender, financial statements for the Real Property in respect of the three
            (3) years prior to the Securitization. If the amount of the Loan would exceed ten percent (10%) (but not twenty percent (20%)) of the amount estimated in good faith to be raised by the offering, the Borrower agrees to provide such additional property-related financial information as the Lender may request in order to meet then-applicable SEC rules in connection with the contemplated manner of the offering.

      25.4 RESERVES/ ESCROWS



            If Participations are granted or Securities issued in connection with the Loan, all funds held by the Lender in escrow or as reserves in accordance with the Loan Documents may, at the Lender's discretion, be deposited in "eligible accounts" at "eligible institutions" and invested in "permitted investments" as then defined and required by the Rating Agencies.



26. MISCELLANEOUS

      26.1 SUCCESSORS AND ASSIGNS


            All of the terms of the Loan Documents shall apply to, be binding upon and inure to the benefit of the heirs, personal representatives, successors and assigns of the Obligors, or to the holder of the Note, as the case may be.


      26.2 SURVIVAL OF OBLIGATIONS


            Each and all of the Obligations shall continue in full force and effect until the latest of (a) the date the Indebtedness has been paid in full and the Obligations have been performed and satisfied in full, (b) the last date permitted by law for bringing any claim or action with respect to which the Lender may seek payment or indemnification in connection with the Loan Documents, and (c) the date on which any claim or action for which the Lender seeks payment or indemnification is fully and finally resolved and, if applicable, any compromise thereof of judgment or award thereon is paid in full.

      26.3 FURTHER ASSURANCES


            The Borrower, upon the request of the Lender or the Trustee, shall complete, execute, acknowledge, deliver and record or file such further instruments and do such further acts as may be reasonably necessary to carry out more effectively the purposes of this Deed of Trust, to subject any property intended to be covered by this Deed of Trust to the liens and security interests it creates, to place third parties on notice of those liens and security interests, or to correct any defects which may be found in any Loan Document.


      26.4 RIGHT OF INSPECTION



            The Lender shall have the right from time to time, upon reasonable advance notice to the Borrower and subject to the rights of tenants in possession, to enter onto the Real Property for the purpose of inspecting and reporting on its physical condition, tenancy and operations.


      26.5 EXPENSE INDEMNIFICATION



            The Borrower shall pay all filing and recording fees, documentary stamps, intangible taxes, and all expenses incident to the execution and acknowledgment of this Deed of Trust, the Note or any of the other Loan Documents, any supplements, amendments, renewals or extensions of any of them, or any instrument entered into under Subsection 26.3. The Borrower shall pay or reimburse the Lender, upon demand, for all costs and expenses, including appraisal and reappraisal costs of the Property and reasonable attorneys' and legal assistants' fees, which the Lender may incur in connection with enforcement proceedings under the Note, this Deed of Trust, or any of the other Loan Documents (including all fees and costs incurred in enforcing or protecting the Note, this Deed of Trust, or any of the other Loan Documents in any bankruptcy proceeding), and attorneys' and legal assistants' fees incurred by the Lender in any other suit, action, legal proceeding or dispute of any kind in which the Lender is made a party or appears as party plaintiff or defendant, affecting the Indebtedness, the Note, this Deed of Trust, any of the other Loan Documents, or the Property, or required to protect or sustain the lien of this Deed of Trust. The Borrower shall be obligated to pay (or to reimburse the Lender) for such fees, costs and expenses and shall indemnify and hold the Lender and the Trustee harmless from and against any and all loss, cost, expense, liability, damage and claims and causes of action, including attorneys' fees, incurred or accruing by reason of the Borrower's failure to promptly repay any such fees, costs and expenses. If any suit or action is brought to enforce or interpret any of the terms of this Deed of Trust (including any effort to modify or vacate any automatic stay or injunction, any trial, any appeal, any petition for review or any bankruptcy proceeding), the Lender shall be entitled to recover all expenses reasonably incurred in preparation for or during the suit or action or in connection with any appeal of the related decision, whether or not taxable as costs. Such expenses include reasonable attorneys' fees, witness fees (expert or otherwise), deposition costs, copying charges and other expenses. Whether or not any court action is involved, all reasonable expenses, including the costs of searching records, obtaining title reports, appraisals, environmental assessments, surveying costs, title insurance premiums, trustee fees, and other reasonable attorneys' fees, incurred by the Lender that are necessary at any time in the Lender's opinion for the protection of its interest or enforcement of its rights shall become a part of the Indebtedness payable on demand and shall bear interest from the date of expenditure until repaid at the interest rate as provided in the Note.


      26.6 GENERAL INDEMNIFICATION


            The Borrower shall indemnify, defend and hold the Lender harmless against: (i) any and all claims for brokerage, leasing, finder's or similar fees which may be made relating to the Real Property or the Indebtedness, and (ii) any and all liability, obligations, losses, damages, penalties, claims, actions, suits costs and expenses (including the Lender's reasonable attorneys' fees, together with reasonable appellate counsel fees, if any) of whatever kind or nature which may be asserted against, imposed on or incurred by the Lender in connection with the Indebtedness, this Deed of Trust, the Real Property or any part thereof, or the operation, maintenance and/or use thereof, or the exercise by the Lender of any rights or remedies granted to it under this Deed of Trust or pursuant to applicable law; provided, however, that nothing herein shall be construed to obligate the Borrower to indemnify, defend and hold harmless the Lender from and against any of the foregoing which is imposed on or incurred by the Lender by reason of the Lender's willful misconduct or gross negligence.


      26.7 RECORDING AND FILING



            The Borrower shall cause this Deed of Trust and all amendments, supplements, and substitutions to be recorded, filed, re-recorded and re-filed in such manner and in such places as the Lender may reasonably request. The Borrower will pay all recording filing, re-recording and re-filing taxes, fees and other charges.


      26.8 NO WAIVER



            No deliberate or unintentional failure by the Lender to require strict performance by the Borrower of any Obligation shall be deemed a waiver, and the Lender shall have the right at any time to require strict performance by the Borrower of any Obligation.


      26.9 COVENANTS RUNNING WITH THE LAND



            All Obligations are intended by the parties to be and shall be construed as covenants running with the Land.


      26.10 SEVERABILITY


            The Loan Documents are intended to be performed in accordance with, and only to the extent permitted by, all applicable Legal Requirements. Any provision of the Loan Documents that is prohibited or unenforceable in any jurisdiction shall nevertheless be construed and given effect to the extent possible. The invalidity or unenforceability of any provision in a particular jurisdiction shall neither invalidate nor render unenforceable any other provision of the Loan Documents in that jurisdiction, and shall not affect the validity or enforceability of that provision in any other jurisdiction. If a provision is held to be invalid or unenforceable as to a particular person or under a particular circumstance, it shall nevertheless be presumed valid and enforceable as to others, or under other circumstances.


      26.11 USURY



            The parties intend that no provision of the Note or the Loan Documents be interpreted, construed, applied, or enforced so as to permit or require the payment or collection of interest in excess of the Maximum Permitted Rate. In this regard, the Borrower and the Lender each stipulate and agree that it is their common and overriding intent to contract in strict compliance with applicable usury laws. Accordingly, none of the terms of this Deed of Trust, the Note or any of the other Loan Documents shall ever be construed to create a contract to pay, as consideration for the use, forbearance or detention of money, interest at a rate in excess of the Maximum Permitted Rate, and the Borrower shall never be liable for interest in excess of the Maximum Permitted Rate. Therefore, (a) in the event that the Indebtedness and Obligations are prepaid or the maturity of the Indebtedness and Obligations is accelerated by reason of an election by the Lender, unearned interest shall be canceled and, if theretofore paid, shall either be refunded to the Borrower or credited on the Indebtedness, as the Lender may elect;
            (b) the aggregate of all interest and other charges constituting interest under applicable laws and contracted for, chargeable or receivable under the Note and the other Loan Documents or otherwise in connection with the transaction contemplated thereby shall never exceed the maximum amount of interest, nor produce a rate in excess of the Maximum Permitted Rate; and (c) if any excess interest is provided for or received, it shall be deemed a mistake, and the same shall, at the option of the Lender, either be refunded to the Borrower or credited on the unpaid principal amount (if any), and the Indebtedness shall be automatically reformed so as to permit only the collection of the interest at the Maximum Permitted Rate. Furthermore, if any provision of the Note or any of the other Loan Documents is interpreted, construed, applied, or enforced, in such a manner as to provide for interest in excess of the Maximum Permitted Rate, then the parties intend that such provision automatically shall be deemed reformed retroactively so as to require payment only of interest at the Maximum Permitted Rate. If, for any reason whatsoever, interest paid or received during the full term of the applicable Indebtedness produces a rate which exceeds the Maximum Permitted Rate, then the amount of such excess shall be deemed credited retroactively in reduction of the then outstanding principal amount of the Indebtedness, together with interest at such Maximum Permitted Rate. The Lender shall credit against the principal of such Indebtedness (or, if such Indebtedness shall have been paid in full, shall refund to the payor of such interest) such portion of said interest as shall be necessary to cause the interest paid to produce a rate equal to the Maximum Permitted Rate. All sums paid or agreed to be paid to the Lender for the use, forbearance or detention of money shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread in equal parts throughout the full term of the applicable Indebtedness, so that the interest rate is uniform throughout the full term of such Indebtedness. In connection with all calculations to determine the Maximum Permitted Rate, the parties intend that all charges be excluded to the extent they are properly excludable under applicable usury laws, as they from time to time are determined to apply to this transaction. The provisions of this Section shall control all agreements, whether now or hereafter existing and whether written or oral, between the Borrower and the Lender.


      26.12 ENTIRE AGREEMENT



            The Loan Documents contain the entire agreements between the parties relating to the financing of the Real Property, and all prior agreements which are not contained in the Loan Documents, other than the Environmental Indemnity Agreement, are terminated. The Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties. The Loan Documents may be amended, revised, waived, discharged, released or terminated only by a written instrument or instruments executed by the party against whom enforcement of the amendment, revision, waiver, discharge, release or termination is asserted. Any alleged amendment, revision, waiver, discharge, release or termination that is not so documented shall be null and void.


      26.13 NOTICES




            In order for any demand, consent, approval or other communication to be effective under the terms of this Deed of Trust, "Notice" must be provided under the terms of this Subsection. All Notices must be in writing. Notices may be (a) delivered by hand, (b) transmitted by facsimile (with a duplicate copy sent by first class mail, postage prepaid), (c) sent by certified or registered mail, postage prepaid, return receipt requested, or (d) sent by reputable overnight courier service, delivery charges prepaid. Notices shall be addressed as set forth below:


            If to the Lender:



            Transamerica Financial Life Insurance Company c/o AEGON USA Realty Advisors, Inc.
            4333 Edgewood Road, N.E.
            Cedar Rapids, Iowa 52499-5443
            Attn: Mortgage Loan Department
            Reference: Loan #89539
            Fax Number: (319) 369-2277


            If to the Borrower:
            Foothill Chimney Associates Limited Partnership 4582
            South Ulster St. Parkway
            Denver, Colorado 80237
            Attn: Dodge McCord
            Fax Number: (303) 759-8116


            If to the Trustee:



            Bonneville Title Company
            1518 N. Woodland
            Park Drive Layton, Utah 84041
            Fax Number: (801) 774-5595


            Notices delivered by hand or by overnight courier shall be deemed given when actually received or when refused by their intended recipient. Notices sent by facsimile will be deemed delivered when a legible copy has been received (provided receipt has been verified by telephone confirmation or one of the other permitted means of giving Notices under this Subsection). Mailed Notices shall be deemed given on the date of the first attempted delivery (whether or not actually received). Either the Lender or the Borrower may change its address for Notice by giving at least fifteen (15) Business Days' prior Notice of such change to the other party.



      26.14 COUNTERPARTS




            This Deed of Trust may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute but one instrument.


      26.15 CHOICE OF LAW




            This Deed of Trust shall be interpreted, construed, applied, and enforced according to, and will be governed by, the laws of Utah, without regard to any choice of law principle which, but for this provision, would require the application of the law of another jurisdiction and regardless of where executed or delivered, where payable or paid, where any cause of action accrues in connection with this transaction, where any action or other proceeding involving the Loan is instituted, or whether the laws of Utah otherwise would apply the laws of another jurisdiction.

      26.16 FORUM SELECTION




            The Borrower agrees that the sole and exclusive forum for the determination of any action relating to the validity and enforceability of the Note, this Deed of Trust and the other Loan Documents, and any other instruments securing the Note shall be either in an appropriate court of the State of Utah or the applicable United States District Court.


      26.17 SOLE BENEFIT


            This Deed of Trust and the other Loan Documents have been executed for the sole benefit of the Borrower and the Lender and the successors and assigns of the Lender. No other party shall have rights thereunder or be entitled to assume that the parties thereto will insist upon strict performance of their mutual obligations hereunder, any of which may be waived from time to time. The Borrower shall have no right to assign any of its rights under the Loan Documents to any party whatsoever.


      26.1 8 RELEASE OF CLAIMS


            The Borrower hereby RELEASES, DISCHARGES and ACQUITS forever the Lender and the Trustee and their officers, directors, trustees, agents, employees and counsel (in each case, past, present or future) from any and all Claims existing as of the date hereof (or the date of actual execution hereof by the Borrower, if later). As used herein, the term "Claim" shall mean any and all liabilities, claims, defenses, demands, actions, causes of action, judgments, deficiencies, interest, liens, costs or expenses (including court costs, penalties, attorneys' fees and disbursements, and amounts paid in settlement) of any kind and character whatsoever, including claims for usury, breach of contract, breach of commitment, negligent misrepresentation or failure to act in good faith, in each case whether now known or unknown, suspected or unsuspected, asserted or unasserted or primary or contingent, and whether arising out of written documents, unwritten undertakings, course of conduct, tort, violations of laws or regulations or otherwise.


      26.19 NO PARTNERSHIP



            Nothing contained in the Loan Documents is intended to create any partnership, joint venture or association between the Borrower and the Lender, or in any way make the Lender a co-principal with the Borrower with reference to the Property.


      26.20 PAYOFF PROCEDURES



            If the Borrower pays or causes to be paid to the Lender all of the Indebtedness, then the Trustee's interest in the Real Property shall cease, and upon receipt by the Lender of such payment, the Lender shall either (a) release this Deed of Trust, or (b) assign the Loan Documents and endorse the Note (in either case without recourse or warranty of any kind) to a takeout lender, upon payment (in the latter case) of an administrative fee of Seven Hundred Fifty Dollars ($750).


      26.21 SURVIVAL OF COMMITMENT TERMS



            The Commitment shall survive the execution of this Deed of Trust and the other Loan Documents. Any term of the Commitment that has been inadvertently omitted from the Loan Documents is hereby incorporated in this Deed of Trust by reference. If any term of the Commitment conflicts with a provision of this Deed of Trust that addresses the same subject, the terms of this Deed of Trust shall prevail. Any provision of the Commitment which specifically states that it shall survive the closing of the Loan shall so survive, and is hereby incorporated in this Deed of Trust by reference.


      26.22 FUTURE ADVANCES


            Under this Deed of Trust, "Indebtedness" is defined to include certain advances made by the Lender in the future. Such advances include any additional disbursements to the Borrower (unless in connection with another, independent mortgage financing) and any obligations under agreements which specifically provide that such obligations are secured by this Deed of Trust. In addition, Indebtedness is defined to include any amounts advanced to pay Impositions, to cure Defaults, or to pay the costs of collection and receivership. Accordingly, all such advances and obligations shall be equally secured with, and shall have the same priority as, the Indebtedness, and shall be subject to all of the terms and provisions of this Deed of Trust. The Borrower shall pay any taxes that may be due in connection with any such future advance.


      26.23 INTERPRETATION


(a)   Headings and General Application
                  The section, subsection, paragraph and subparagraph headings of this Deed of Trust are provided for convenience of reference only and shall in no way affect, modify or define, or be used in construing, the text of the sections, subsections, paragraphs or subparagraphs. If the text requires, words used in the singular shall be read as including the plural, and pronouns of any gender shall include all genders.


(b)   Sole Discretion
                  The Lender may take any action or decide any matter under the terms of this Deed of Trust or of any other Loan Document (including any consent, approval, acceptance, option, election or authorization) in its sole and absolute discretion, for any reason or for no reason, unless the related Loan Document contains specific language to the contrary. Any approval or consent that the Lender might withhold may be conditioned in any way.


(c)   Result of Negotiations

                  This Deed of Trust results from negotiations between the Borrower and the Lender and from their mutual efforts. Therefore, it shall be so construed, and not as though it had been prepared solely by the Lender.


(d)   Reference to Particulars

                  The scope of a general statement made in this Deed of Trust or in any other Loan Document shall not be construed as having been reduced through the inclusion of references to particular items that would be included within the statement's scope. Therefore, unless the relevant provision of a Loan Document contains specific language to the contrary, the term "include" shall mean "include, but shall not be limited to" and the term "including" shall mean "including, without limitation."


      26.24 INDEBTEDNESS MAY EXCEED NOTE'S FACE AMOUNT


            The Borrower's successors or assigns are hereby placed on Notice that the Note contains late charge, prepayment and other provisions which may result in the outstanding principal balance exceeding the face amount of the Note.


      26.25 JOINT AND SEVERAL LIABILITY


            If there is more than one individual or entity executing this Deed of Trust as the Borrower, liability of such individuals and entities under this Deed of Trust shall be joint and several.


      26.26 TIME OF ESSENCE


            Time is of the essence of each and every covenant, condition and provision of this Deed of Trust to be performed by the Borrower.



      26.27 JURY WAIVER



            THE BORROWER AND BY ITS ACCEPTANCE HEREOF, THE LENDER, HEREBY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS (I) UNDER THIS DEED OF TRUST OR ANY OTHER LOAN DOCUMENT, OR (II) ARISING FROM ANY LENDING RELATIONSHIP EXISTING IN CONNECTION WITH THIS DEED OF TRUST OR ANY OTHER LOAN DOCUMENT, AND THE BORROWER AND BY ITS ACCEPTANCE HEREOF, THE LENDER, AGREE THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A JUDGE AND NOT BEFORE A JURY.


      26.28 RENEWAL, EXTENSION, MODIFICATION AND WAIVER




            The Lender, at its option, may at any time renew or extend this Deed of Trust, the Note or any other Loan Document with Borrower's consent. The Lender may enter into a modification of any Loan
            Document or of the Environmental Indemnity Agreement without the consent of any person not a party to the document being modified. The Lender may waive any covenant or condition of any Loan Document or of the Environmental Indemnity Agreement, in whole or in part, at the request of any person then having an interest in the Property or in any way liable for any part of the Indebtedness. The Lender may take, release, or resort to any security for the Note and the Obligations and may release any party primarily or secondarily liable on any Loan Document or on the Environmental Indemnity Agreement, all without affecting any liability not expressly released in writing by the Lender.


      26.29 CUMULATIVE REMEDIES



            Every right and remedy provided in this Deed of Trust shall be cumulative of every other right or remedy of the Lender, whether conferred by law or by grant or contract, and may be enforced concurrently with any such right or remedy. The acceptance of the performance of any obligation to cure any Default shall not be construed as a waiver of any rights with respect to any other past, present or future Default. No waiver in a particular instance of the requirement that any Obligation be performed shall be construed as a waiver with respect to any other Obligation or instance.


      26.30 NO OBLIGATION TO MARSHAL ASSETS



            No holder of any deed of trust, security interest or other encumbrance affecting all or any portion of the Real Property, which encumbrance is inferior to the lien and security title of this Deed of Trust, shall have any right to require the Lender to marshal assets.

      26.31 TRANSFER OF OWNERSHIP

            The Lender may, without notice to the Borrower, deal with any person in whom ownership of any part of the Real Property has vested, without in any way vitiating or discharging the Borrower from liability for any of the Obligations.


IN WITNESS WHEREOF, the Borrower has caused this Deed of Trust to be duly executed as of the date first above written.

                                    BORROWER:

                              FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP,
                          a Georgia limited partnership

                              By:   ConCap Equities, Inc., a Delaware
                                    corporation Its General Partner

                              By:   /s/Patti K. Fielding
                                    Patti K. Fielding, Executive Vice President
                                    and Treasurer

                                                                  Exhibit 10.114

Loan No. 89539
$17,700,000                                            August 30, 2005


                             Secured Promissory Note
FOR VALUE RECEIVED, the undersigned, FOOTHILL CHIMNEY ASSOCIATES LIMITED PARTNERSHIP, a Georgia limited partnership, whose address is 4582 South Ulster St. Parkway, Denver, Colorado 80237 (the "Borrower"), promises to pay Seventeen Million Seven Hundred Thousand Dollars ($17,700,000), together with interest according to the terms of this Secured Promissory Note (this "Note"), to the order of TRANSAMERICA FINANCIAL LIFE INSURANCE COMPANY, a New York corporation (together with any future holder, the "Lender"), having an administrative office c/o AEGON USA Realty Advisors, Inc., 4333 Edgewood Road, N.E., Cedar Rapids, Iowa 52499-5443, and a home office in Purchase, New York. Capitalized terms used but not defined in this Note shall have the meanings assigned to them in the Deed of Trust, as defined in Section 13 below.

1.    CONTRACT INTEREST RATE

      The principal balance of this Note shall bear interest at the rate of four and seventy-two one hundredths percent (4.72%) per annum (the "Note Rate"). Interest shall be calculated in arrears based on a 360-day year having twelve thirty-day months. During any partial month, interest shall accrue based on the number of actual days which elapse during the related accrual period.

2.    SCHEDULED PAYMENTS

      2. 1 PREPAYMENT OF INTEREST FOR THE MONTH OF FUNDING

            Unless the funding of the loan evidenced by this Note (together with all additional charges, advances and accruals, the "Loan") occurs on the first day of a calendar month, the Borrower shall prepay, on the date of the funding, interest due from the date of the funding through and including the last day of the calendar month in which the funding occurs.

      2.2    MONTHLY PRINCIPAL AND INTEREST PAYMENTS

            On the first day of October, 2005, and on the first day of each subsequent calendar month through August, 2008, the Borrower shall pay an installment in the amount of Ninety-two Thousand Eleven and 97/100 Dollars ($92,011.79). Monthly installments of principal and interest shall be made when due, regardless of the prior acceptance by the Lender of unscheduled payments.


      2.3    FINAL PAYMENT

            The Loan shall mature on the first day of September, 2008 (the "Maturity Date"), when the Borrower shall pay its entire principal balance, together with all accrued interest and any other amounts owed by the Borrower under this Note or under any of the other documents entered into now or in the future in connection with the Loan (the "Loan Documents").

3.     LOAN TERM EXTENSION AND INTEREST RATE

      3. 1   EXTENSION OPTIONS


            So long as no Default exists, the Borrower may extend the term of the Loan beyond the original Maturity Date (an "Extension") for two
            (2) successive oneyear periods (each, an "Extension Period") by exercising one of two options (each an "Extension Option"), on the terms and subject to the conditions set forth herein.

3.2   REQUEST FOR EXTENSION AND INTEREST RATE




            Prior and as a condition to exercising an Extension Option, the Borrower must make a written request of the Lender for the Extension and a quote for an Extension variable rate of interest (the "Quote") no later than thirty (30) days before the original Maturity Date or, as applicable, the expiration of the first Extension Period (if the first Extension Option has been exercised) (the "Extension Request"). Borrower's request shall identify the term of any LIBOR rate to which it is requesting the interest rate during the Extension Period ("the "Extended Note Rate") be indexed (the "Index").

            The Lender shall be obligated to issue a Quote under this Section unless (i) the Real Property (as defined in Section 13) has suffered a material adverse change since the closing of the Loan, (ii) the Lender is no longer making mortgage loans similar to the Loan in size and transaction structure, or secured by properties similar in type and asset quality to the Real Property, or (iii) any Default then exists, or any act, omission or circumstance exists which, with the giving of notice or the passage of time, would result in Default. Any Quote issued by Lender shall be at a spread above each Index during the Extension Period and be consistent with the Lender's then-current underwriting standards and practices for loans that are similar to the Loan in size and transaction structure, and that are secured by properties similar in type and asset quality to the Real Property. The Quote shall be conclusively presumed to meet the foregoing standard if it is consistent with then-current institutional lending rates for similar loans and real properties.


3.3   INTEREST RATE FOR EXTENSION PERIODS



            During each Extension Period, the principal balance of this Note shall bear interest the Extended Note Rate. Interest shall be calculated in arrears on actual days elapsed, based on a 360-day year. During any partial month, interest shall accrue based on the number of actual days which elapse during the related accrual period.

3.4   PRINCIPAL AND INTEREST PAYMENT

            Concurrently with each date the interest rate is adjusted pursuant to Sections 3.2 and 3.3, the monthly principal and interest payments shall be adjusted to reflect the adjusted Extended Note Rate and the amortization of the outstanding balance of the Loan as of that date based on the remainder of a twenty-five (25) year amortization schedule that commences on the first day of the first Extension Period and as calculated with all payments first applied against accrued interest.

      3. 5   PREPAYMENTS DURING EXTENSION PERIODS


            During the Extension Period the Loan may be voluntarily prepaid in its entirety without the assessment of a prepayment premium. Partial prepayments during the Extension Period shall be subject to a prepayment premium equal to the Prepayment Premium Amount defined in
            Section 8 below.

3.6   COSTS




            The Borrower shall pay the Lender's reasonable out-of-pocket expenses, including, without limitation, reasonable attorneys' fees and title insurance charges, in connection with each exercised Extension Option, regardless of whether the Extension is effected. Concurrently with the delivery of the Extension Request, the Borrower shall pay to the Lender a fee of twenty-five one-hundredths percent (.25%) of the Loan's then outstanding balance, which fee shall be in addition to all other sums evidenced by this Note.

3.7   EXTENSION OF MATURITY DATE




            For each Extension of the Loan, the Maturity Date shall be extended by one (1) year.

4. BALLOON PAYMENT ACKNOWLEDGMENT

      The Borrower acknowledges that the scheduled monthly payments referred to in Section 2 will not amortize fully the principal sum of this Note over its term, resulting in a "balloon" payment at maturity. Any future agreement to extend this Note or refinance the indebtedness it evidences may be made only by means of a writing executed by a duly authorized officer of the Lender.

5.     APPLICATION OF MONTHLY PRINCIPAL AND INTEREST PAYMENTS

      When the Lender receives a monthly principal and interest payment, the Lender shall apply it first to interest in arrears for the previous month and then to the amortization of the principal amount of this Note, unless other amounts are then due under this Note or the other Loan Documents. If other amounts are due when a regular monthly payment is received, the Lender shall apply the payment first to accrued interest and then, at its discretion, either to those other amounts or to principal.

6.    DEFAULT INTEREST

      If a Default exists (as defined in Section 10 below) the outstanding principal balance of this Note shall, at the option of the Lender, bear interest at a rate (the "Default Rate") equal to the lesser of (i) eighteen percent (18%) per annum, and (ii) the maximum rate allowed by law. If interest has accrued at the Default Rate during any period, the difference between such accrued interest and interest which would have accrued at the Note Rate during such period shall be payable on demand. If a court of competent jurisdiction determines that any interest charged has exceeded the maximum rate allowed by law, the excess of the amount collected over the legal rate of interest will be applied to the indebtedness as a principal prepayment without premium, retroactively, as of the date of receipt, or returned to the Borrower if the Indebtedness, as such term is defined in the Deed of Trust, has been fully paid.

7. LATE CHARGE




      If the Lender does not receive any scheduled monthly principal and interest payment on or before the tenth (10th) day of the calendar month in which it is due, the Lender will send the Borrower written notice that a late charge equal to five percent (5%) of the late payment has accrued. The Borrower shall pay any such late charge on or before the tenth (10th) day of the calendar month following the month during which the late payment was scheduled to have been received. Interest on unpaid late charges shall, at the Lender's discretion, accrue at the Note Rate beginning on the first (1st) day of the calendar month following their accrual.

8.     PREPAYMENT




      This Note may be prepaid, in whole only, upon not less than sixty (60) days' prior written notice to the Lender. At the time of any prepayment, the Borrower shall pay all accrued interest on the principal balance of this Note and all other sums due to the Lender under the Loan Documents. In addition, unless the prepayment is a "Permitted Par Prepayment" (as defined in Section 9 below), the Borrower shall remit together with any prepayment a premium (the "Prepayment Premium Amount") equal to the greater of (A) one percent (1%) of the prepayment, or (B) the amount (the "Yield Protection Amount") calculated in accordance with the next succeeding paragraph of this Note.

      The Yield  Protection  Amount shall be calculated  as  follows:

     First, the Lender shall determine the annual percentage yield on U.S. Treasury securities maturing at the end of the term of the Loan (the "Annual Treasury Instrument Yield"). The Annual Treasury Instrument Yield shall be determined as of ten (10) Business Days (as defined in the Deed of Trust) before the effective date of the prepayment. The Lender shall base its determination of the Annual Treasury Instrument Yield on the yield on U.S. Treasury instruments, as published in The Wall Street Journal (or, if The Wall Street Journal is not then being published or if no such reports are then being published in The Wall Street Journal, as reported in another public source of information nationally recognized for accuracy in the reporting of the trading of governmental securities). If no such instruments mature on the exact maturity date of this Note, the Lender shall interpolate the Annual Treasury Instrument Yield on a straight-line basis using the yield on the instrument whose maturity date most closely precedes that of this Note, and the yield on the instrument whose maturity date most closely succeeds that of this Note.

      Second, the Lender shall determine the monthly payment (the "Monthly Reinvestment Payment"), based on a 360-day year and 30-day months, which would be payable on a hypothetical interest-only promissory note having a principal balance equal to the prepaid amount and bearing interest at the rate (the "Reinvestment Rate") which, when compounded monthly, would produce a yield equal to the Annual Treasury Instrument Yield plus 50 basis points.

     Third, the Lender shall determine the hypothetical monthly interest-only payment (based on a 360-day year and 30-day months) which would be payable on a promissory note having a principal balance equal to the prepaid amount and bearing interest at this Note Rate (the "Monthly Coupon Rate Payment").

      Fourth, the Lender shall determine the present value of a series of monthly payments, each equal in amount to the amount by which the Monthly Coupon Rate Payment exceeds the Monthly Reinvestment Payment, received on the first day of each calendar month from and including the first day of the first full calendar month immediately following the effective date of prepayment to and including the Maturity Date, using the Reinvestment Rate as the discount rate.

      Voluntary partial prepayments shall be prohibited.

      The Prepayment Premium Amount constitutes liquidated damages to compensate the Lender for reinvestment costs, lost opportunity costs, and the loss by the Lender of its bargained-for investment in the Loan. The Borrower agrees that such liquidated damages are not a penalty but are a reasonable estimate in good faith of the actual damages sustained by the Lender as a result of such prepayment, which actual damages are impossible to ascertain with precision.

9.    PERMITTED PAR PREPAYMENTS



      The Lender shall not charge a prepayment premium on certain prepayments (the "Permitted Par Prepayments"). Permitted Par Prepayments include:

(a)                any  prepayment  in full of the Loan made no more than twelve
                   (12) months before the Maturity Date;

(b) any prepayment made as the result of the Lender's election to apply insurance or condemnation proceeds to the principal balance of this Note; and

(c) any voluntary prepayment of the entire Loan made during either Extension Period.

10.                DEFAULT



      A default on this Note ("Default") shall exist if (a) the Lender fails to receive any required installment of principal and interest on or before the tenth (10th) day of the calendar month in which it is due, (b) the Borrower fails to pay the matured balance of this Note on the Maturity Date, or (c) a "Default" exists as defined in any other Loan Document. If a Default exists and the Lender engages counsel to collect any amount due under this Note or if the Lender is required to protect or enforce this
      Note in any probate, bankruptcy or other proceeding, then any expenses incurred by the Lender in respect of the engagement, including the reasonable fees and reimbursable expenses of counsel and including such costs and fees which relate to issues that are particular to any given proceeding, shall constitute indebtedness evidenced by this Note, shall be payable on demand, and shall bear interest at the Default Rate. Such fees and expenses include those incurred in connection with any action against the Borrower for a deficiency judgment after a trustee's sale of the Real Property under the Deed of Trust (defined below), including all of the Lender's reasonable attorneys' fees, property appraisal costs and witness fees. Such fees and costs, if incurred after a trustee's sale, shall not be secured by the Deed of Trust.

11.   ACCELERATION

      If a Default exists, the Lender may, at its option, declare the unpaid principal balance of this Note to be immediately due and payable, together with all accrued interest on the indebtedness, all costs of collection (including reasonable attorneys' fees and expenses) and all other charges due and payable by the Borrower under this Note or any other Loan Document. If the subject Default has arisen from a failure by the Borrower to make a regular monthly payment of principal and interest, the Lender shall not accelerate the indebtedness unless the Lender shall have given the Borrower at least three (3) Business Days' advance notice of its intent to do so. If the subject Default is a "Curable Nonmonetary Default" as defined in the Deed of Trust, the Lender shall exercise its option to accelerate only by delivering notice of acceleration to the Borrower. The Lender shall not deliver any such notice of acceleration until (a) the Borrower has received any required notice of the prospective Default, and
      (b) any applicable cure period has expired.

      Except as expressly described in this Section, no notice of acceleration shall be required in order for the Lender to exercise its option to accelerate the indebtedness in the event of Default.

12.   PREPAYMENT FOLLOWING ACCELERATION




      Any Default resulting in the acceleration of the indebtedness evidenced by this Note shall be presumed to be an attempt to avoid the provisions of
      Section 8 of this Note, which prohibit prepayment or condition the Lender's obligation to accept prepayment on the payment of a prepayment premium. Accordingly, if the indebtedness is accelerated, any amounts tendered to repay the accelerated indebtedness, or realized by the Lender through its remedies following acceleration, shall be subject to the prepayment premium that would have been applicable under Section 8 (calculated from the date of acceleration through the Maturity Date).

13.   SECURITY




      This Note is secured by a Deed of Trust, Security Agreement and Fixture Filing (the "Deed of Trust") granted by the Borrower to Bonneville Title Company, the Trustee, for the benefit of the Lender, conveying certain real property (the "Real Property") located in Salt Lake City, Salt Lake County, Utah, and granting a security interest in certain fixtures and personal property, and by an Absolute Assignment of Leases and Rents made by the Borrower to the Lender, assigning the landlord's interest in all present and future leases (the "Leases") of all or any portion of the Real Property encumbered by the Deed of Trust. Reference is made to the Loan Documents for a description of the security and rights of the Lender. This reference shall not affect the absolute and unconditional obligation of the Borrower to repay the Loan in accordance with its terms.

14.   RECOURSE TO BORROWER




      The Lender agrees that it shall not seek to enforce any monetary judgment with respect to the indebtedness evidenced by this Note against the Borrower except through recourse to the Property (as defined in the Deed of Trust), unless the obligation from which the judgment arises is one of the "Carveout Obligations" defined in Section 15.

15.   CARVEOUT OBLIGATIONS

      The "Carveout Obligations" are (a) the obligation to repay any portion of the indebtedness evidenced by this Note that arises from any of the "Carveouts" (as defined below), (b) the obligation to repay the entire indebtedness evidenced by this Note, if the Lender's exculpation of the Borrower from personal liability under this Section has become void as set forth below, (c) the obligation to indemnify the Lender in respect of its actual damages suffered in connection with any of the Carveouts, and (d) the obligation to defend and hold the Lender harmless from and against any claims, judgments, causes of action or proceedings arising from any of the Carveouts. The "Carveouts" are:

(i)               fraud or material written misrepresentation;

(ii) waste of the Property (which shall include damage, destruction or disrepair of the Real Property caused by a willful act or grossly negligent omission of the Borrower, but shall exclude ordinary wear and tear in the absence of gross negligence);

(iii)             misappropriation   of  tenant  security  deposits   (including
                  proceeds of tenant letters of credit), Insurance Proceeds or Condemnation Proceeds;

(iv)              failure to pay property  taxes,  assessments or other lienable
                  Impositions;

(v) failure to pay to the Lender all Rents, income and profits (including any rent collected more than one (1) month in advance, or any rent for the last month of the lease term, under any Lease in force at the time of Default), net of reasonable and customary operating expenses, received in respect of a period when the Loan is in Default;

(vi) removal from the Real Property of Fixtures or Personal Property, unless replaced in a commercially reasonable manner;

(vii) the out-of-pocket expenses of enforcing the Loan Documents following Default, not including expenses incurred after the Borrower has agreed in writing to transfer the Real Property to the Lender by the Lender's choice of either an uncontested foreclosure or delivery of a deed in lieu of foreclosure;

(viii)            terminating  or  amending  a Lease  in  violation  of the Loan
                  Documents; and

(ix)              any  liability  of  the  Borrower   under  the   Environmental
                  Indemnity Agreement (as defined in the Deed of Trust).

      The Lender's exculpation of the Borrower from personal liability for the repayment of the Indebtedness evidenced by this Note shall be void without Notice if the Borrower (A) voluntarily transfers or creates any voluntary lien on the Property in violation of the Loan Documents, or (B) files a voluntary petition for reorganization under Title 11 of the United States Code (or under any other present or future law, domestic or foreign, relating to bankruptcy, insolvency, reorganization proceedings or otherwise similarly affecting the rights of creditors), and has not offered, prior to the filing, to enter into the Lender's choice of either an agreement to permit an uncontested foreclosure, or an agreement to deliver a deed in lieu of foreclosure within sixty (60) days of the Lender's acceptance of the offer. After the Lender accepts such an offer, default by the Borrower in fulfilling the terms of the accepted offer shall trigger personal liability for the entire Indebtedness. No such offer shall be conditioned on any payment by the Lender, on the release of any Obligor from any Obligation, or on any other concession.

16.   SEVERABILITY




      If any provision of this Note is held to be invalid, illegal or unenforceable in any respect, or operates, or would if enforced operate to invalidate this Note, then that provision shall be deemed null and void. Nevertheless, its nullity shall not affect the remaining provisions of this Note, which shall in no way be affected, prejudiced or disturbed.

17.   WAIVER




      Except to the extent that such rights are expressly provided in this Note, the Borrower waives demand, presentment for payment, notice of intent to accelerate, notice of acceleration, protest, notice of protest, dishonor and of nonpayment and any and all lack of diligence or delays in collection or enforcement of this Note. Without affecting the liability of the Borrower under this Note, the Lender may release any of the Property, grant any indulgence, forbearance or extension of time for payment, or release any other person now or in the future liable for the payment or performance of any obligation under this Note or any of the Loan Documents.

      The Borrower further (a) waives any homestead or similar exemption; (b) waives any statute of limitation; (c) agrees that the Lender may, without impairing any future right to insist on strict and timely compliance with the terms of this Note, grant any number of extensions of time for the scheduled payments of any amounts due, and may make any other accommodation with respect to the indebtedness evidenced by this Note; (d) waives any right to require a marshaling of assets; and (e) to the extent not prohibited by applicable law, waives the benefit of any law or rule of law intended for its advantage or protection as a debtor or providing for its release or discharge from liability under this Note, excepting only the defense of full and complete payment of all amounts due under this Note and the Loan Documents.

18.   VARIATION IN PRONOUNS




      All the terms and words used in this Note, regardless of the number and gender in which they are used, shall be deemed and construed to include any other number, singular or plural, and any other gender, masculine, feminine, or neuter, as the context or sense of this Note or any paragraph or clause herein may require, the same as if such word had been fully and properly written in the correct number and gender.

19.   WAIVER OF JURY TRIAL
      THE BORROWER HEREBY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS (A) UNDER THIS NOTE OR ANY OTHER LOAN DOCUMENT, OR (B) ARISING FROM ANY LENDING RELATIONSHIP EXISTING IN CONNECTION WITH THIS NOTE OR ANY OTHER LOAN DOCUMENT, AND THE BORROWER AGREES THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A JUDGE AND NOT BEFORE A JURY.


20.   OFFSET RIGHTS

      In addition to all liens upon and rights of setoff against the money, securities, or other property of the Borrower given to the Lender by law, the Lender shall have a lien upon and a right of setoff against all money, securities, and other property of the Borrower, now or hereafter in possession of or on deposit with the Lender, whether held in a general or special account or deposit, or safe-keeping or otherwise, and, following a Default, every such lien and right of setoff may be exercised without demand upon, or notice to the Borrower. No lien or right of setoff shall be deemed to have been waived by any act or conduct on the part of the Lender, or by any neglect to exercise such right of setoff or to enforce such lien, or by any delay in so doing, and every right of setoff and lien shall continue in full force and effect until such right of setoff or lien is specifically waived or released by an instrument in writing executed by the Lender.

21.   COMMERCIAL LOAN




      The Borrower hereby represents and warrants to the Lender that the Loan was made for commercial or business purposes, and that the funds evidenced by this Note will be used solely in connection with such purposes.

22.   REPLACEMENT OR BIFURCATION OF NOTE




      If this Note is lost or destroyed, the Borrower shall, at the Lender's request, execute and return to the Lender a replacement promissory note identical to this Note, provided the Lender delivers to the Borrower an affidavit to the foregoing effect. Upon delivery of the executed replacement Note, the Lender shall indemnify the Borrower from and against its actual damages suffered as a result of the existence of two Notes evidencing the same obligation. No replacement of this Note under this Section shall result in a novation of the Borrower's obligations under this Note. In addition, the Lender may at its sole and absolute discretion require, at no cost to Borrower, that the Borrower execute and deliver two separate promissory notes, which shall replace this Note as evidence of the Borrower's obligations. The two replacement notes shall, taken together, evidence the exact obligations set forth in this Note. The replacement notes shall be independently transferable. If this Note is so replaced, the Lender shall return this Note to the Borrower marked to evidence its cancellation.

23.   GOVERNING LAW




      This Note shall be construed and enforced according to, and governed by, the laws of Utah without reference to conflicts of laws provisions which, but for this provision, would require the application of the law of any other jurisdiction.

24.   TIME OF ESSENCE




      In the performance of the Borrower's obligations under this Note, time is of the essence.

25.   NO ORAL AGREEMENTS

      THIS NOTE AND ALL THE OTHER LOAN DOCUMENTS EMBODY THE FINAL, ENTIRE AGREEMENT OF THE BORROWER AND THE LENDER

      AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THE LOAN AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE BORROWER AND THE LENDER. THERE ARE NO ORAL AGREEMENTS BETWEEN THE BORROWER AND THE LENDER. THE PROVISIONS OF THIS NOTE AND THE OTHER LOAN DOCUMENTS MAY BE AMENDED OR REVISED ONLY BY AN INSTRUMENT IN WRITING SIGNED BY THE BORROWER AND THE LENDER.

IN WITNESS WHEREOF, the Borrower has caused this Note to be duly executed as of the date first above written.

                                    BORROWER:

                              FOOTHILL CHIMNEY ASSOCIATES LIMITED
                              PARTNERSHIP, a Georgia limited partnership

                              By:   ConCap Equities, Inc., a
                                    Delaware corporation Its
                                    General Partner


                                    By:   /s/Patti K. Fielding
                                          Patti K. Fielding, Executive Vice
                                          President and Treasurer