Form 10-K
period 2005-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2006-03-31
CIK 355804

UNITED SATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

[ ]

TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11002

CONSOLIDATED CAPITAL PROPERTIES IV

(Name of small business issuer in its charter)

California	94-2768742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated [ ], Accelerated Filer [ ], Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations.  The Partnership is engaged in the business of operating and holding real estate properties for investment.  As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2005, the Partnership owned 11 income-producing properties (or interests therein), which range in age from 29 to 34 years old and are principally located in the midwest, southeastern and southwestern United States.  Prior to 2004, the Partnership had disposed of 34 properties originally owned by the Partnership.  Three properties were sold in 2004. See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

Item 1.A

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The Partnership originally acquired 48 properties of which seventeen (17) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2005, the Partnership owned eleven (11) apartment complexes.  Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

Date of
Property	Purchase	Type of Ownership	Use

The Apartments (1)	04/84	Fee ownership, subject to	Apartment
Omaha, Nebraska		a first mortgage	204 units
Arbours of Hermitage Apts. (1)	09/83	Fee ownership subject to	Apartment
Nashville, Tennessee		a first mortgage	350 units
Belmont Place Apts. (2)	08/82	Fee ownership subject to	Apartment
Marietta, Georgia		a first mortgage	326 units
Citadel Apts. (1)	05/83	Fee ownership subject	Apartment
El Paso, Texas		to first and second	261 units
mortgages
Citadel Village Apts. (1)	12/82	Fee ownership subject	Apartment
Colorado Springs, Colorado		to a first mortgage	122 units
Foothill Place Apts. (2)	08/85	Fee ownership subject	Apartment
Salt Lake City, Utah		to a first mortgage	450 units
Knollwood Apts. (1)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to a first mortgage	326 units
Lake Forest Apts.	04/84	Fee ownership subject	Apartment
Omaha, Nebraska		to first and second
		mortgages	312 units
Post Ridge Apts. (2)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to first and second	150 units
mortgages
Rivers Edge Apts. (2)	04/83	Fee ownership subject	Apartment
Auburn, Washington		to a first mortgage	120 units
Village East Apts. (1)	12/82	Fee ownership subject	Apartment
Cimarron Hills, Colorado		to a first mortgage	137 units

(1)

Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2)

Property is held by a limited partnership in which the Partnership owns a 99% interest.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sale price of $3,900,000.  The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000.  The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $3,210,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, losses of approximately $87,000 and $62,000 for the years ended December 31, 2004, and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $189,000, and $811,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for a gross sale price of $10,700,000.  The net proceeds realized by the Partnership were approximately $10,519,000 after payment of closing costs of approximately $181,000.  The Partnership used approximately $6,328,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $7,962,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property’s operations, a loss of approximately $108,000 and income of approximately $24,000 for the years ended December 31, 2004, and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $2,071,000, and $2,642,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $23,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Briar Bay Apartments to a third party, for a gross sale price of $20,352,000.  The net proceeds realized by the Partnership were approximately $19,644,000 after payment of closing costs of approximately $708,000.  The Partnership used approximately $3,500,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $18,109,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, income of approximately $308,000 and $637,000 for the years ended December 31, 2004, and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $1,574,000, and $1,805,000, respectively.  In addition, for the year ended December 31, 2004 the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 due to the write-off of unamortized loan costs and approximately $98,000 due to pre-payment penalties paid. These amounts are included in income from discontinued operations in the accompanying consolidated statements of operations.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Apartments	$ 9,959	$ 8,400	5-30 yrs	S/L	$ 1,614
Arbours of Hermitage
Apartments	17,448	13,122	5-30 yrs	S/L	4,724
Belmont Place
Apartments	31,817	1,103	5-30 yrs	S/L	31,363
Citadel Apartments	8,452	7,305	5-30 yrs	S/L	981
Citadel Village
Apartments	5,487	4,061	5-30 yrs	S/L	1,704
Foothill Place
Apartments	19,344	13,311	5-30 yrs	S/L	6,896
Knollwood Apartments	13,625	11,454	5-30 yrs	S/L	2,632
Lake Forest Apartments	10,658	8,937	5-30 yrs	S/L	1,778
Post Ridge Apartments	6,461	5,003	5-30 yrs	S/L	1,705
Rivers Edge Apartments	3,930	3,079	5-30 yrs	S/L	1,028
Village East Apartments	4,833	3,716	5-30 yrs	S/L	1,140

Total	$132,014	$ 79,491			$ 55,565

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal	Principal				Principal
	Balance At	Balance At	Stated			Balance
	December 31,	December 31,	Interest	Period	Maturity	Due At
Property	2005	2004	Rate	Amortized	Date	Maturity (f)
	(in thousands)					(in thousands)

The Apartments	$ 4,092	$ 4,235	8.37% (a)	20 yrs	03/20	$ --
Arbours of Hermitage
Apartments	10,961	5,650	5.06% (a)	30 yrs	09/15	8,964
Belmont Place Apartments	19,250	--	5.14% (a)	28 yrs	11/34	--
Citadel Apartments
1st mortgage	4,183	4,215	8.55% (a)	30 yrs	07/14	3,748
2nd mortgage	1,310	1,310	(b)	(e)	07/07	1,310
Citadel Village Apartments	1,812	2,450	(c)	30 yrs	09/07	1,764
Foothill Place Apartments	17,633	10,100	4.72% (a)	30 yrs	09/08	16,836
Knollwood Apartments	11,600	6,780	5.20% (a)	30 yrs	12/08	11,100
Lake Forest Apartments
1st mortgage	5,979	6,027	7.43% (a)	30 yrs	07/14	5,255
2nd mortgage	2,500	2,500	(b)	(e)	07/07	2,500
Post Ridge Apartments
1st mortgage	4,017	4,152	6.63% (a)	20 yrs	01/22	--
2nd mortgage	363	369	7.04% (a)	30 yrs	01/22	173
Rivers Edge Apartments	3,461	3,582	7.82% (a)	20 yrs	09/20	--
Village East Apartments	2,000	2,150	(d)	(e)	12/07	2,000

Totals	$89,161	$53,520				$53,650

(a)

Fixed rate mortgage.

(b)

Interest rate is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).

(c)

Interest rate is variable and is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate at December 31, 2005 was 5.13%.

(d)

Interest rate is variable and is equal to the one month LIBOR rate plus 160 basis points (5.99% at December 31, 2005).

(e)

Monthly payments of interest only at the stated interest rate until maturity.

(f)

See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Citadel Village Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $1,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $1,812,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,450,000. Closing costs of approximately $56,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on December 16, 2005 until the loan matures on September 16, 2007, with a five-year extension option.  The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Registrant. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan on Citadel Village Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 5.13% per annum, and resets monthly.  The interest rate on the prior mortgage was 6.95% per annum. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month of the new mortgage. The loan is prepayable without penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Knollwood Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $11,600,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $6,780,000. Closing costs of approximately $121,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $64,000, beginning on January 10, 2006 until the loan matures on December 10, 2008, with a fixed interest rate of 5.20% and a balloon payment of approximately $11,100,000 due at maturity.  The Partnership is prohibited from prepaying the loan prior to January 10, 2007. On or after January 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement.  In connection with the refinancing a Renovation Escrow account, held by the lender, was established in the amount of $3,500,000. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Village East Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $2,000,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,150,000. Closing costs of approximately $70,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on January 1, 2006 until the loan matures on December 1, 2007, at which time the entire principal balance of $2,000,000 is due. The loan has a variable interest rate of the one month LIBOR rate plus 1.60%, which rate is currently 5.99% per annum, and resets monthly.  The minimum interest rate for the term of the loan is the initial monthly rate at closing of the loan, which was 5.79%.  The loan is prepayable without penalty if repaid within either months one through nine or months twenty two through twenty four. There is a prepayment penalty of 1% of the amount repaid if the loan is prepaid within months ten through twenty one.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  The Partnership has the right to request an extension of the maturity date for one year to December 1, 2008 if such request is made within thirty to ninety days prior to December 1, 2007 and other specific terms as stipulated in the loan agreement are satisfied.

On August 31, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Arbours of Hermitage.  The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $11,000,000, replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $5,650,000. Closing costs of approximately $103,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $59,000, beginning on October 10, 2005 until the loan matures on September 10, 2015, with a fixed interest rate of 5.06% and a balloon payment of approximately $8,964,000, due at maturity.  The Partnership is prohibited from prepaying the loan prior to October 10, 2007.  On or after October 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Foothill Place Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $7,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $17,700,000, replaced the existing mortgage loan, which had an outstanding balance of $10,100,000.  Closing costs of approximately $193,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $92,000, beginning on October 1, 2005 until the loan matures on September 1, 2008, with a fixed interest rate of 4.72% and a balloon payment of approximately $16,836,000 due at maturity.  The Partnership may extend the term of the loan for two successive one-year periods by exercising the extension options as defined in the loan agreement.  The Partnership may prepay the loan with no penalty if prepayment in full is made no more than twelve months before the maturity date or during the extension periods.  However, if the loan is prepaid prior to twelve months before the maturity date then a prepayment penalty, as defined in the loan agreement, will apply.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments.  The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below.  Closing costs of approximately $198,000 were capitalized during 2005 and are included in other assets.  The new mortgage requires monthly payments of interest only beginning on June 1, 2005 until November 1, 2006.  Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034.  The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter.  The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the Belmont Place Apartments mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  The first letter of credit for $2,500,000 was released during the fourth quarter of 2005 and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. Subsequent to December 31, 2005 the second letter of credit for $2,500,000 was released and the funds were returned to the Partnership.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000.  The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007.  Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).  Capitalized loan costs incurred during 2004 on the financing were approximately $83,000.

In connection with the Lake Forest Apartments new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Lake Forest Apartments.  The modification of terms consisted of an interest rate of 7.43%, a payment of approximately $44,000 due on July 1, 2004 and monthly payments of approximately $42,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $5,255,000 is due.  The previous terms consisted of monthly payments of approximately $51,000 with a stated interest rate of 7.13% through the maturity date of October 1, 2021, at which time the loan was scheduled to be fully amortized.

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000.  The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007.  Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005). Capitalized loan costs incurred during 2004 on the financing were approximately $66,000.

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

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2005 and 2004 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
The Apartments (1)	$ 7,235	$ 6,907	95%	92%
Arbours of Hermitage Apartments	7,538	7,307	93%	94%
Belmont Place Apartments (2)	11,458	--	53%	--%
Citadel Apartments	6,842	6,647	93%	92%
Citadel Village Apartments	7,608	7,598	87%	89%
Foothill Place Apartments (3)	7,735	7,679	94%	86%
Knollwood Apartments (4)	7,659	7,452	96%	92%
Lake Forest Apartments	7,140	6,945	94%	94%
Post Ridge Apartments (4)	9,232	8,976	95%	91%
Rivers Edge Apartments (5)	8,548	8,328	93%	96%
Village East Apartments	6,386	6,248	75%	77%

(1)

The increase in occupancy at The Apartments is due to  an improved tenant base, more effective marketing, and an improved pricing structure developed to maintain competitiveness with other properties in the market.

(2)

The increase in occupancy at Belmont Place Apartments is due to the redevelopment of the property being completed during 2005 (see discussion below).

(3)

The increase in occupancy at Foothill Place Apartments is due to an improved local economy.

(4)

The increase in occupancy at Knollwood and Post Ridge Apartments are due to a more stable tenant base after stricter credit policies were enacted in 2004 and strong marketing efforts by the leasing staff.

(5)

The decrease in occupancy at Rivers Edge Apartments is due to tenants purchasing homes.

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings’ foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At December 31, 2005, all 326 units had been completed and were available for rental.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the years ended December 31, 2005 and 2004, approximately $7,556,000 and $20,338,000 of construction costs were incurred, respectively. During the years ended December 31, 2005, 2004, and 2003, the Partnership capitalized interest costs of approximately $394,000, $705,000, and $390,000 tax and insurance expenses of approximately $6,000, $136,000, and $226,000, and other construction period operating expenses of approximately $10,000, $105,000, and $351,000, respectively. In addition, during 2004 the Partnership paid prepayment penalties of approximately $170,000, which were also capitalized as part of the construction cost, see discussion below.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 and 2004 for each property were:

	2005	2005	2004	2004
	Billing	Rate	Billing	Rate
	(in thousands)		(in thousands)

The Apartments	$126	2.1%	$127	2.2%
Arbours of Hermitage Apartments	229	4.0%	181	3.8%
Belmont Place Apartments	149	2.6%	55	3.0%
Citadel Apartments	196	3.1%	188	3.1%
Citadel Village Apartments	20	5.9%	19	5.9%
Foothill Place Apartments	211	1.5%	196	1.5%
Knollwood Apartments	214	4.0%	183	3.8%
Lake Forest Apartments	195	2.1%	196	2.2%
Post Ridge Apartments	109	4.0%	98	3.8%
Rivers Edge Apartments	90	1.3%	69	1.3%
Village East Apartments	24	6.3%	22	6.1%

Capital Improvements

The Apartments

During the year ended December 31, 2005, the Partnership completed approximately $209,000 of capital improvements at the property, consisting primarily of building improvements, water heater and floor covering replacements, light fixtures upgrades, and gutter replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the year ended December 31, 2005, the Partnership completed approximately $2,000,000 of capital improvements at the property, consisting primarily of electrical, plumbing, water and sewer upgrades, floor covering replacements, and cabinet replacements, exterior painting and stairwell improvements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings’ foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003.  At December 31, 2005, all 326 units had been completed.  As part of the redevelopment, during the year ended December 31, 2004 the mortgage and associated accrued interest encumbering Belmont Place Apartments was repaid.  In addition to the repayment the Partnership paid prepayment penalties of approximately $170,000 and wrote off unamortized loan costs of approximately $109,000 which is shown as loss on early extinguishment of debt for the year ended December 31, 2004.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds.  During the year ended December 31, 2005 and 2004, approximately $7,556,000 and $20,338,000 of construction costs were incurred, respectively.  Included in these construction costs are capitalized interest costs of approximately $394,000 and $705,000 for the year ended December 31, 2005 and 2004, respectively, capitalized tax and insurance expenses of approximately $6,000 and $136,000 for the years ended December 31, 2005 and 2004, respectively and other construction period operating costs of approximately $10,000 and $105,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the year ended December 31, 2005, the Partnership completed approximately $157,000 of capital improvements at the property, consisting primarily of parking area upgrades, air conditioning units and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2005, the Partnership completed approximately $285,000 of capital improvements at the property, consisting primarily of siding and floor covering replacements, structural improvements and exterior painting. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,263,000 of capital improvements at the property, consisting primarily of floor covering, countertop, water heater and appliance replacements, plumbing fixture upgrades, roof replacement, and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the year ended December 31, 2005, the Partnership completed approximately $658,000 of capital improvements at the property, consisting primarily of interior lighting upgrades, structural improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the year ended December 31, 2005, the Partnership completed approximately $270,000 of capital improvements at the property, consisting primarily of swimming pool upgrades, water heater upgrades, interior common area painting, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2005, the Partnership completed approximately $517,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements, exterior light fixture upgrades, structural improvements, and swimming pool upgrades.  These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2005, the Partnership completed approximately $122,000 of capital improvements at the property, consisting primarily of major landscaping, roof and floor covering replacements and structural improvements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the year ended December 31, 2005, the Partnership completed approximately $274,000 of capital improvements at the property, consisting primarily of structural improvements, balcony and stairway replacements, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.  In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A)

No established trading market for the Partnership's limited partnership units (the “Units”) exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	5,716 as of December 31, 2005

There were 342,773 Units outstanding at December 31, 2005, of which affiliates of the General Partner owned 224,566 Units or approximately 65.51%.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 2005, 2004 and 2003 (in thousands except per unit data) (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details):

		Per		Per		Per
	Year Ended	Limited	Year Ended	Limited	Year Ended	Limited
	December 31,	Partnership	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit	2003	Unit

Operations	$ --	$ --	$ --	$ --	$1,827	$ 5.12
Sale (1)	15,026	42.08	--	--	3,743	10.50
	$15,026	$42.08	$ --	$ --	$5,570	$15.62

(1)

2005 distribution consists of balance of sale proceeds from the 2003 sale of Southport Apartments and the sale proceeds from the 2004 sales of Point West Apartments, Nob Hill Apartments and Briar Bay Apartments. 2003 distribution consists of sale proceeds from sale of Southport Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $382,000, $7,000 and $9,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2005, 2004, and 2003, respectively.

Subsequent to December 31, 2005 the Partnership distributed approximately $7,200,000 ($6,912,000 to the limited partners or $20.16/unit) consisting of the balance of the sale proceeds from the 2004 sale of Briar Bay Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2006 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,566 Units in the Partnership representing 65.51% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."

	Years Ended December 31,
	(in thousands, except per unit data)
Consolidated Statements
of Operations	2005	2004	2003	2002	2001

Total revenues	$21,031	$18,453	$17,836	$20,445	$ 21,704
Total expenses	(20,771)	(16,347)	(16,475)	(17,791)	(19,403)
Income from continuing
operations	260	2,106	1,361	2,654	2,301
Gain on sales of discontinued
operations	--	29,281	6,232	--	--
Income from discontinued
operations	--	113	607	1,610	1,857
Net income	$ 260	$31,500	$ 8,200	$ 4,264	$ 4,158
Per Limited Partnership Unit:
Income from continuing
operations	$ 0.73	$ 5.89	$ 3.82	$ 7.43	$ 6.45
Gain on sales of discontinued
operations	--	82.01	17.45	--	--
Income from discontinued
operations	--	0.32	1.70	4.51	5.20
Net income	$ 0.73	$ 88.22	$ 22.97	$ 11.94	$ 11.65
Distributions per Limited
Partnership Unit	$ 42.08	$ --	$ 15.62	$ 15.66	$ 25.59
Limited Partnership Units
outstanding	342,773	342,773	342,773	342,773	342,773
Consolidated Balance Sheets
Total assets	$68,432	$50,195	$30,775	$ 32,287	$ 34,180
Mortgage notes payable	$89,161	$53,520	$67,900	$ 72,630	$ 73,475

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

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

RESULTS OF OPERATIONS

The Partnership's net income was approximately $260,000 for the year ended December 31, 2005, compared to approximately $31,500,000 and $8,200,000 for the years ended December 31, 2004 and 2003, respectively.  The decrease in net income was primarily due to the decrease in gain on sale of discontinued operations and a decrease in income from continuing operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the accompanying consolidated statements of operations reflects the operations of South Port Apartments, Point West Apartments, Nob Hill Apartments and Briar Bay Apartments as income from discontinued operations due to their sales in March 2003, March 2004, October 2004, and November 2004, respectively.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sale price of $3,900,000.  The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000.  The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $3,210,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, losses of approximately $87,000 and $62,000 for the years ended December 31, 2004 and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $189,000, and $811,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for a gross sale price of $10,700,000.  The net proceeds realized by the Partnership were approximately $10,519,000 after payment of closing costs of approximately $181,000.  The Partnership used approximately $6,328,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $7,962,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, a loss of approximately $108,000 and income of approximately $24,000 for the years ended December 31, 2004, and 2003, respectively, are included in income from discontinued operations and include revenues of approximately

$2,071,000, and $2,642,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $23,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Briar Bay Apartments to a third party, for a gross sale price of $20,352,000.  The net proceeds realized by the Partnership were approximately $19,644,000 after payment of closing costs of approximately $708,000.  The Partnership used approximately $3,500,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $18,109,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, income of approximately $308,000, and $637,000 for the years ended December 31, 2004, and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $1,574,000, and $1,805,000, respectively.  In addition, for the year ended December 31, 2004 the Partnership recorded a loss on early extinguishment of debt of approximately $16,000 due to the write-off of unamortized loan costs, and approximately $98,000 due to pre-payment penalties paid. These amount are included in income from discontinued operations in the accompanying consolidated statements of operations.

2005 Compared to 2004

Excluding the impact of discontinued operations and gain on sale of discontinued operations, the Partnership’s income from continuing operations was approximately $260,000 for the year ended December 31, 2005, compared to approximately $2,106,000 for the year ended December 31, 2004.  Income from continuing operations decreased due to an increase in total expenses partially offset by an increase in total revenues.  The increase in total revenues is due to an increase in rental and other income, partially offset by a decrease in casualty gains.  The increase in rental income is due to an increase in occupancy at six of the eleven properties, and an increase in average rental rates at all eleven properties, and a decrease in bad debt expense at ten of the eleven properties, partially offset by a decrease in occupancy at four of the eleven properties.  The largest occupancy increase occurred at Belmont Place Apartments which completed its redevelopment during 2005 and was able to begin leasing apartment units during 2005.  Other income increased due to an increase in fees at Belmont Place Apartments as the property began leasing completed units. This was partially offset by decreases in lease cancellation fees at Citadel Village, Village East, The Apartments, Citadel and Foothill Place Apartments.

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

In February 2004, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $47,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2005, the Partnership received approximately $2,000 in additional proceeds which was recognized as a casualty gain.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $77,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $77,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the year ended December 31, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In May 2005, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $54,000 were received during the year ended December 31, 2005. The Partnership recognized a casualty gain of approximately $54,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses increased due to increases in operating, depreciation, interest and property tax expense, partially offset by a decrease in general and administrative expense and loss on early extinguishment of debt (as discussed in Liquidity and Capital Resources).  Operating expense increased due to an increase in advertising, property, and management fee expense, partially offset by a decrease in maintenance expense.  Advertising expense increased due to increased leasing promotions at Belmont Place Apartments as the property began leasing completed units whereas the property was under redevelopment during 2004.  Property expense increased due to increases in payroll and related benefits and utility expenses at most of the investment properties partially offset by a decrease in payroll and related benefits at Citadel Village.  Management fee expense increased due to the increase in rental income on which such fee is based.  Maintenance expense decreased due to a decrease in contract labor at four of the investment properties.  Depreciation expense increased primarily due to assets being placed into service at Belmont Place Apartments.  This was partially offset by assets being fully depreciated in prior periods at Citadel Apartments.  Interest expense increased due to new mortgage financing at Belmont Place Apartments during 2005, the increase in mortgages on Arbours of Hermitage, Knollwood and Foothill Place upon their refinancings during the second half of 2005 and the second mortgages obtained on

Lake Forest and Citadel Apartments in June 2004 coupled with a decrease in capitalized interest costs associated with the reconstruction at Belmont Place Apartments.  Property taxes increased due to higher assessed values at seven of the eleven properties, and higher tax rates at five of the eleven properties, and fewer capitalized costs associated with the reconstruction at Belmont Place Apartments.

General and administrative expense decreased due to a decrease in management reimbursements to the general partner, due to the sale of investment properties in 2004, allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit of the Partnership.

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

Total expenses decreased as a result of decreases in general and administrative, depreciation, and interest expenses, partially offset by an increase in operating expense and a loss on early extinguishment of debt (as discussed in Liquidity and Capital Resources).  Depreciation expense decreased due to assets becoming fully depreciated at Foothill Place Apartments and no depreciation being charged at Belmont Place Apartments during 2004 while the property was being reconstructed.  Interest expense decreased due to interest capitalized on the redevelopment of Belmont Place Apartments partially offset by the addition of second mortgages at Citadel and Lake Forest Apartments.  Operating expense increased due to increases in advertising, property and maintenance expenses.  Advertising expense increased due to increased marketing costs at Belmont Place Apartments as the construction nears completion.  Property expense increased due to an increase in payroll and related expenses at all of the investment properties, partially offset by a decrease in utilities at Belmont Place Apartments which was not operational during 2004.  Maintenance expense increased due to fewer capitalized costs associated with the reconstruction of Belmont Place Apartments.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $6,230,000 compared to approximately $4,539,000 at December 31, 2004.  Cash and cash equivalents increased approximately $1,691,000 since December 31, 2004 due to approximately $20,031,000 and $4,103,000 of cash provided by financing activities and operating activities, respectively, partially offset by approximately $22,443,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of six of the eleven properties and advances made by affiliates of the general partner, partially offset by payments made on the advances received, payments and repayments made on the mortgages encumbering the properties, payments made toward the cost of new debt and distributions made to the investors. Cash used in investing activates consisted of property improvements and replacements and deposits to restricted escrows, partially offset by insurance proceeds received from casualties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership has no material commitments for property improvements and replacements however certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $89,161,000 matures at various dates between 2007 and 2034 with balloon payments of approximately $7,574,000, $27,936,000, $9,003,000, $8,964,000 and $173,000 due in 2007, 2008, 2014, 2015 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Citadel Village Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $1,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $1,812,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,450,000. Closing costs of approximately $56,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on December 16, 2005 until the loan matures on September 16, 2007, with a five-year extension option.  The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Registrant. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan on Citadel Village Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 5.13% per annum, and resets monthly.  The interest rate on the prior mortgage was 6.95% per annum. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month of the new mortgage. The loan is prepayable without penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Knollwood Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $11,600,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $6,780,000. Closing costs of approximately $121,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $64,000, beginning on January 10, 2006 until the loan matures on December 10, 2008, with a fixed interest rate of 5.20% and a balloon payment of approximately $11,100,000 due at maturity.  The Partnership is prohibited from prepaying the loan prior to January 10, 2007.  On or after January 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement.  In connection with the refinancing a Renovation Escrow account, held by the lender, was established in the amount of $3,500,000. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Village East Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $2,000,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,150,000. Closing costs of approximately $70,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on January 1, 2006 until the loan matures on December 1, 2007, at which time the entire principal balance of $2,000,000 is due. The loan has a variable interest rate of the one month LIBOR rate plus 1.60%, which rate is currently 5.99% per annum, and resets monthly.  The minimum interest rate for the term of the loan is the initial monthly rate at closing of the loan, which was 5.79%.  The loan is prepayable without penalty if repaid within either months one through nine or months twenty two through twenty four. There is a prepayment penalty of 1% of the amount repaid if the loan is prepaid within months ten through twenty one.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  The Partnership has the right to request an extension of the maturity date for one year to December 1, 2008 if such request is made within thirty to ninety days prior to December 1, 2007 and other specific terms as stipulated in the loan agreement are satisfied.

On August 31, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Arbours of Hermitage.  The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $11,000,000, replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $5,650,000. Closing costs of approximately $103,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $59,000, beginning on October 10, 2005 until the loan matures on September 10, 2015, with a fixed interest rate of 5.06% and a balloon payment of approximately $8,964,000, due at maturity.  The Partnership is prohibited from prepaying the loan prior to October 10, 2007.  On or after October 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Foothill Place Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $7,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $17,700,000, replaced the existing mortgage loan, which had an outstanding balance of $10,100,000.  Closing costs of approximately $193,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $92,000, beginning on October 1, 2005 until the loan matures on September 1, 2008, with a fixed interest rate of 4.72% and a balloon payment of approximately $16,836,000 due at maturity.  The Partnership may extend the term of the loan for two successive one-year periods by exercising the extension options as defined in the loan agreement.  The Partnership may prepay the loan with no penalty if prepayment in full is made no more than twelve months before the maturity date or during the extension periods.  However, if the loan is prepaid prior to twelve months before the maturity date then a prepayment penalty, as defined in the loan agreement, will apply.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments.  The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below.  Closing costs of approximately $198,000 were capitalized during 2005 and are included in other assets.  The new mortgage requires monthly payments of interest only beginning on June 1, 2005 until November 1, 2006.  Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034.  The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter.  The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the Belmont Place Apartments mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  The first letter of credit for $2,500,000 was released during the fourth quarter of 2005 and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. Subsequent to December 31, 2005 the second letter of credit for $2,500,000 was released and the funds were returned to the Partnership.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000.  The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007.  Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).  Capitalized loan costs incurred during 2004 on the financing were approximately $83,000.

In connection with the Lake Forest Apartments new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Lake Forest Apartments.  The modification of terms consisted of an interest rate of 7.43%, a payment of approximately $44,000 due on July 1, 2004 and monthly payments of approximately $42,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $5,255,000 is due.  The previous terms consisted of monthly payments of approximately $51,000 with a stated interest rate of 7.13% through the maturity date of October 1, 2021, at which time the loan was scheduled to be fully amortized.

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000.  The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007.  Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005). Capitalized loan costs incurred during 2004 on the financing were approximately $66,000.

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

The Partnership declared the following distributions during the years ended December 31, 2005, 2004 and 2003 (in thousands except per unit data):

		Per		Per		Per
	Year Ended	Limited	Year Ended	Limited	Year Ended	Limited
	December 31,	Partnership	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit	2003	Unit

Operations	$ --	$ --	$ --	$ --	$1,827	$ 5.12
Sale (1)	15,026	42.08	--	--	3,743	10.50
	$15,026	$42.08	$ --	$ --	$5,570	$15.62

(1)

2005 distribution consists of balance of sale proceeds from the 2003 sale of Southport Apartments and the sale proceeds from the 2004 sales of Point West

Apartments, Nob Hill Apartments and Briar Bay Apartments. 2003 distribution consists of sale proceeds from sale of Southport Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $382,000, $7,000 and $9,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2005, 2004, and 2003, respectively.

Subsequent to December 31, 2005 the Partnership distributed approximately $7,200,000 ($6,912,000 to the limited partners or $20.16/unit) consisting of the balance of the sale proceeds from the 2004 sale of Briar Bay Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,566 limited partnership units (the "Units") in the Partnership representing 65.51% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data." The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains 91% of its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 2005, a 100 basis point increase or decrease in market interest rates would have no material impact on the Partnership.

The following table summarizes the Partnership's fixed rate debt obligations at December 31, 2005.  The interest rates represent the weighted-average rates.  The fair value of the total debt obligations after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $89,161,000 at December 31, 2005.

	Long-term Debt
Principal amount by expected maturity:	Fixed Rate Debt	Average Interest Rate
	(in thousands)

2006	$ 1,169	6.60%
2007	1,533	6.60%
2008	29,465	6.60%
2009	1,217	7.01%
2010	1,299	7.01%
Thereafter	46,856	7.01%
Total	$ 81,539

Item 8.

Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties IV

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$ 6,230	$ 4,539
Receivables and deposits	1,134	1,187
Restricted escrows (Note A)	6,517	426
Other assets	2,028	1,359
Investment properties (Notes C and F):
Land	11,030	11,030
Buildings and related personal property	120,984	107,750
	132,014	118,780
Less accumulated depreciation	(79,491)	(76,096)
	52,523	42,684
	$ 68,432	$ 50,195
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 441	$ 3,704
Tenant security deposit liabilities	372	306
Accrued property taxes	1,176	991
Other liabilities	1,056	901
Distribution payable (Note E)	1,316	715
Mortgage notes payable (Note C)	89,161	53,520
	93,522	60,137
Partners' Deficit
General partners (Note E)	(6,764)	(5,791)
Limited partners (342,773 units issued and
outstanding)	(18,326)	(4,151)
	(25,090)	(9,942)
	$ 68,432	$ 50,195

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Rental income	$18,756	$15,757	$15,850
Other income	2,156	2,018	1,963
Casualty gains (Note H)	119	678	23
Total revenues	21,031	18,453	17,836

Expenses:
Operating	10,371	8,581	7,566
General and administrative	746	881	1,334
Depreciation	3,472	2,130	2,654
Interest	4,532	3,529	3,788
Property taxes	1,633	1,117	1,133
Loss on early extinguishment of debt (Notes C and G)	17	109	--
Total expenses	20,771	16,347	16,475

Income from continuing operations	260	2,106	1,361
Income from discontinued operations	--	113	607
Gain on sale of discontinued operations
(Note D)	--	29,281	6,232

Net income (Note I)	$ 260	$31,500	$ 8,200

Net income allocated to general partners (4%)	$ 10	$ 1,260	$ 328

Net income allocated to limited partners (96%)	250	30,240	7,872

Net income	$ 260	$31,500	$ 8,200

Per limited partnership unit:
Income from continuing operations	$ 0.73	$ 5.89	$ 3.82
Income from discontinued operations	--	0.32	1.70
Gain on sale of discontinued operations	--	82.01	17.45

Net income	$ 0.73	$ 88.22	$ 22.97

Distributions per limited partnership unit	$ 42.08	$ --	$ 15.62

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2002	342,773	$ (7,146)	$(36,910)	$(44,056)

Net income for the year ended
December 31, 2003	--	328	7,872	8,200

Distributions to partners	--	(226)	(5,353)	(5,579)

Partners' deficit at
December 31, 2003	342,773	(7,044)	(34,391)	(41,435)

Net income for the year ended
December 31, 2004	--	1,260	30,240	31,500

Distributions to partners	--	(7)	--	(7)

Partners' deficit at
December 31, 2004	342,773	(5,791)	(4,151)	(9,942)

Net income for the year ended
December 31, 2005	--	10	250	260

Distributions to partners	--	(983)	(14,425)	(15,408)

Partners' deficit at
December 31, 2005	342,773	$ (6,764)	$(18,326)	$(25,090)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$ 260	$31,500	$ 8,200
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,472	2,523	3,293
Amortization of loan costs	207	145	211
Gain on sale of discontinued operations	--	(29,281)	(6,232)
Casualty gains	(119)	(678)	(23)
Loss on early extinguishment of debt	17	294	13
Change in accounts:
Receivables and deposits	53	(24)	3
Other assets	(135)	(47)	(279)
Accounts payable	(103)	(505)	64
Tenant security deposit liabilities	66	(204)	(13)
Accrued property taxes	185	(256)	(145)
Other liabilities	155	(251)	287
Due to affiliates	45	--	149

Net cash provided by operating activities	4,103	3,216	5,528

Cash flows from investing activities:
Property improvements and replacements	(16,471)	(20,582)	(4,021)
Net proceeds from sales of discontinued operations	--	33,957	8,137
Net (deposits to) withdrawals from restricted
escrows	(6,091)	322	(92)
Insurance proceeds received	119	678	23

Net cash (used in) provided by
investing activities	(22,443)	14,375	4,047

Cash flows from financing activities:
Payments on mortgage notes payable	(591)	(758)	(876)
Repayment of mortgage notes payable	(27,130)	(17,432)	(4,229)
Proceeds from mortgage notes payable	63,362	3,810	375
Loan costs and pre-payment penalties paid	(758)	(247)	--
Advances from affiliates	6,944	14,035	--
Payments on advances from affiliates	(6,989)	(13,990)	--
Distributions to partners	(14,807)	(7)	(5,435)

Net cash provided by (used in) financing
activities	20,031	(14,589)	(10,165)

Net increase (decrease) in cash and cash equivalents	1,691	3,002	(590)

Cash and cash equivalents at beginning of the year	4,539	1,537	2,127

Cash and cash equivalents at end of year	$ 6,230	$ 4,539	$ 1,537

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

At December 31, 2005 and 2003 distributions payable to partners were each adjusted by approximately $601,000 and $144,000 for non-cash activity, respectively.

Cash paid for interest was approximately $4,541,000, $4,942,000 and $5,251,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, 2004 and 2003, property improvements and replacements of approximately $147,000, $3,307,000, and $243,000, respectively, were included in accounts payable.

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties.  The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date.  As of December 31, 2005, the Partnership operates 11 residential properties in or near major urban areas in the United States.

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

Basis of Presentation:

The Partnership amended its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the three months ended March 31, 2005 to adjust for capitalizing interest expense related to the redevelopment of one of the investment properties.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, the Partnership should have considered the total consolidated debt of the Partnership in determining the amount of interest expense to capitalize.  In addition, the Partnership paid a pre-payment penalty associated with the retirement of the mortgage encumbering the investment property in 2004 and this pre-payment penalty should also have been capitalized, as the Partnership was required by the mortgage lender to repay the mortgage.  Because of the errors noted above, the balance sheet as of December 31, 2004, including the partners’ deficit, was restated in the amended Form 10-K to reflect the correction of these errors.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated statements of operations reflect the operations of South Port Apartments, Point West Apartments, Nob Hill Apartments and Briar Bay Apartments as income from discontinued operations due to their sales in March 2003, March 2004, October 2004 and October 2004, respectively.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $6,071,000 and $4,394,000 at December 31, 2005 and 2004, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows:

Tax Escrow Account: In connection with the second mortgages obtained on Citadel and Lake Forest Apartments in June 2004, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender.    The Partnership was required to make initial deposits of approximately $115,000 and $136,000 for Citadel and Lake Forest Apartments, respectively, at the time the mortgages were obtained and is required to make monthly deposits of approximately $16,000 and $17,000, respectively.  At December 31, 2005, the total reserve balance was approximately $308,000.

In connection with the refinancing of Citadel Village and Village East in November of 2005, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender.  The Partnership was required to make initial deposits of approximately $20,000 and $14,000 for Citadel Village and Village East respectively, at the time the mortgages were obtained and is required to make monthly deposits of approximately $2,000 each.  At December 31, 2005, the total reserve balance was approximately $38,000.

Insurance Escrows:  In connection with the refinancing of Village East Apartments in November of 2005, the lender required the establishment of an insurance escrow account to be maintained by the mortgage lender.  The Partnership was required to make initial deposits of approximately $5,000 at the time the mortgage was obtained and make monthly deposits of approximately $2,000.  At December 31, 2005, the total reserve balance was approximately $5,000.

Lines of Credit Reserve Account:  In conjunction with the new mortgage obtained on Belmont Place Apartments in April 2005 the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  During the year ended December 31, 2005, the first letter of credit for $2,500,000 was released and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. At December 31, 2005, the total reserve balance was $2,500,000. Subsequent to December 31, 2005 the second letter of credit for $2,500,000 was released and the funds were returned to the Partnership.

Renovation Escrow: In connection with the refinancing of Knollwood Apartments in November of 2005, the lender required the establishment of an escrow account for the purposes of renovations to be done on the property to be maintained by the lender.  The Partnership was required to make an initial deposit of approximately $3,500,000.  At December 31, 2005, the total reserve balance was approximately $3,500,000.

Replacement Reserve Account: In connection with the second mortgages obtained on Citadel and Lake Forest Apartments in June 2004, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  The Partnership is required to make monthly deposits of approximately $6,000 and $7,000 for Citadel and Lake Forest Apartments, respectively.  At December 31, 2005, the total reserve balance was approximately $163,000.

In connection with the refinancing of Village East Apartments in November 2005, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  The Partnership is required to make monthly deposits of approximately $3,000.  At December 31, 2005, the total reserve balance was approximately $3,000.

Investments in Real Estate:  Investment properties consists of eleven apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2005, 2004, and 2003 the Partnership capitalized interest of $398,000, $716,000, and $389,000 property taxes of $7,000, $139,000, and $233,000 and operating costs of $11,000, $114,000, and $343,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005, 2004, and 2003.

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

Deferred Costs: Loan costs of approximately $1,614,000 and $1,744,000, net of accumulated amortization of approximately $309,000 and $882,000, are included in other assets at December 31, 2005 and 2004, respectively.  The loan costs are amortized over the terms of the related loan agreements.  Amortization expense is included in interest expense and income from discontinued operations.  Amortization expense is expected to be approximately $318,000 in 2006, $286,000 in 2007, $183,000 in 2008, $94,000 in 2009 and $93,000 in 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its fair value at December 31, 2005.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $935,000, $909,000 and $553,000 in 2005, 2004 and 2003, respectively, are expensed as incurred and are included in operating expense and income from discontinued operations.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,029,000, $1,075,000 and $1,161,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in operating expense and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $809,000, $914,000 and $955,000 for the years ended December 31, 2005, 2004, and 2003, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005, 2004, and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $285,000, $223,000, and $104,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $6,944,000 and $14,035,000 during the years ended December 31, 2005 and 2004, respectively, to assist with the construction of

Belmont Place Apartments and to repay the mortgage encumbering the property (see Note G). During the same periods, the Partnership repaid approximately $7,043,000 and $14,105,000, which included approximately $54,000 and $115,000 of interest, respectively. There were no such advances or repayments during the year ended December 31, 2003. Interest on advances is charged at prime plus 2% or 9.25% at December 31, 2005. Interest expense was approximately $54,000 and $115,000 for the years ended December 31, 2005 and 2004, respectively. There was no interest expense for the year ended December 31, 2003.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner were paid approximately $158,000 under this provision of the Partnership Agreement during the year ended December 31, 2003. There were no such special management fees paid or earned during the years ended December 31, 2005 or 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005, 2004, and 2003, respectively, the Partnership paid AIMCO and its affiliates approximately $297,000, $377,000 and $350,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,566 limited partnership units (the "Units") in the Partnership representing 65.51% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal	Principal	Monthly			Principal
	Balance At	Balance At	Payment	Stated		Balance
	December 31,	December 31,	Including	Interest	Maturity	Due At
Property	2005	2004	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
The Apartments	$ 4,092	$ 4,235	$ 41	8.37% (a)	03/20	$ --
Arbours of Hermitage
Apartments	10,961	5,650	59	5.06% (a)	09/15	8,964
Belmont Place Apartments	19,250	--	108	5.14% (a)(f)	11/34	--
Citadel Apartments
1st mortgage	4,183	4,215	33	8.55% (a)	07/14	3,748
2nd mortgage	1,310	1,310	5	(b)(e)	07/07	1,310
Citadel Village Apartments	1,812	2,450		(c)	09/07	1,764
Foothill Place Apartments	17,633	10,100	92	4.72% (a)	09/08	16,836
Knollwood Apartments	11,600	6,780	64	5.20% (a)	12/08	11,100
Lake Forest Apartments
1st mortgage	5,979	6,027	42	7.43% (a)	07/14	5,255
2nd mortgage	2,500	2,500	17	(b)(e)	07/07	2,500
Post Ridge Apartments
1st mortgage	4,017	4,152	34	6.63% (a)	01/22	--
2nd mortgage	363	369	3	7.04% (a)	01/22	173
Rivers Edge Apartments	3,461	3,582	33	7.82% (a)	09/20	--
Village East Apartments	2,000	2,150	15	(d)(e)	12/07	2,000
Total	$89,161	$53,520	$ 546			$53,650

(a)   Fixed rate mortgage.

(b)

Interest rate is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).

(c)

Interest rate is variable and is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points.  The rate at December 31, 2005 was 5.13%.

(d)

Interest rate is variable and is equal to the one month LIBOR rate plus 160 basis points (5.99% at December 31, 2005).

(e)

Monthly payments of interest only at the stated interest rate until maturity.

(f)

Monthly payments of interest only until December of 2006, when monthly payments of principal and interest begin.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2007 and 2034 with balloon payments of approximately $7,574,000, $27,936,000, $9,003,000, $8,964,000 and $173,000 due in 2007, 2008, 2014, 2015, and 2022, respectively. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Citadel Village Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $1,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $1,812,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,450,000. Closing costs of approximately $56,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on December 16, 2005 until the loan matures on September 16, 2007, with a five-year extension option.  The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Registrant. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan on Citadel Village Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 5.13% per annum, and resets monthly.  The interest rate on the prior mortgage was 6.95% per annum. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month of the new mortgage. The loan is prepayable without penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Knollwood Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $11,600,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $6,780,000. Closing costs of approximately $121,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $64,000, beginning on January 10, 2006 until the loan matures on December 10, 2008, with a fixed interest rate of 5.20% and a balloon payment of approximately $11,100,000 due at maturity.  The Partnership is prohibited from prepaying the loan prior to January 10, 2007.  On or after January 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement.  In connection with the refinancing a Renovation Escrow account, held by the lender, was established in the amount of $3,500,000. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Village East Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $2,000,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,150,000. Closing costs of approximately $70,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on January 1, 2006 until the loan matures on December 1, 2007, at which time the entire principal balance of $2,000,000 is due. The loan has a variable interest rate of the one month LIBOR rate plus 1.60%, which rate is currently 5.99% per annum, and resets monthly.  The minimum interest rate for the term of the loan is the initial monthly rate at closing of the loan, which was 5.79%.  The loan is prepayable without penalty if repaid within either months one through nine or months twenty two through twenty four. There is a prepayment penalty of 1% of the amount repaid if the loan is prepaid within months ten through twenty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  The Partnership has the right to request an extension of the maturity date for one year to December 1, 2008 if such request is made within thirty to ninety days prior to December 1, 2007 and other specific terms as stipulated in the loan agreement are satisfied.

On August 31, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Arbours of Hermitage.  The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $11,000,000, replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $5,650,000. Closing costs of approximately $103,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $59,000, beginning on October 10, 2005 until the loan matures on September 10, 2015, with a fixed interest rate of 5.06% and a balloon payment of approximately $8,964,000, due at maturity.  The Partnership is prohibited from prepaying the loan prior to October 10, 2007.  On or after October 10, 2007, the loan may be prepaid with the payment of a prepayment penalty, as defined in the loan agreement.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Foothill Place Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $7,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $17,700,000, replaced the existing mortgage loan, which had an outstanding balance of $10,100,000.  Closing costs of approximately $193,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $92,000, beginning on October 1, 2005 until the loan matures on September 1, 2008, with a fixed interest rate of 4.72% and a balloon payment of approximately $16,836,000 due at maturity.  The Partnership may extend the term of the loan for two successive one-year periods by exercising the extension options as defined in the loan agreement.  The Partnership may prepay the loan with no penalty if prepayment in full is made no more than twelve months before the maturity date or during the extension periods.  However, if the loan is prepaid prior to twelve months before the maturity date then a prepayment penalty, as defined in the loan agreement, will apply.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments.  The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below.  Closing costs of approximately $198,000 were capitalized during 2005 and are included in other assets.  The new mortgage requires monthly payments of interest only beginning on June 1, 2005 until November 1, 2006.  Beginning December 1, 2006, monthly payments of principal and interest of $108,180 are required until the loan matures November 1, 2034.  The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter.  The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the Belmont Place Apartments mortgage, the Partnership has provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  The first letter of credit for $2,500,000 was released during the fourth quarter of 2005 and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. Subsequent to December 31, 2005 the second letter of credit for $2,500,000 was released and the funds were returned to the Partnership.

On June 8, 2004, the Partnership obtained a second mortgage loan on Lake Forest Apartments in the amount of $2,500,000.  The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007.  Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005).  Capitalized loan costs incurred during 2004 on the financing were approximately $83,000.

In connection with the Lake Forest Apartments new financing, the Partnership agreed to certain modifications on the existing mortgage loan encumbering Lake Forest Apartments.  The modification of terms consisted of an interest rate of 7.43%, a payment of approximately $44,000 due on July 1, 2004 and monthly payments of approximately $42,000, commencing August 1, 2004 through the maturity of July 1, 2014, at which time a balloon payment of approximately $5,255,000 is due.  The previous terms consisted of monthly payments of approximately $51,000 with a stated interest rate of 7.13% through the maturity date of October 1, 2021, at which time the loan was scheduled to be fully amortized.

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 18, 2004, the Partnership obtained a second mortgage loan on Citadel Apartments in the amount of $1,310,000.  The second mortgage requires monthly payments of interest beginning August 1, 2004 until the loan matures July 1, 2007.  Interest is variable and is equal to the one month LIBOR rate plus 300 basis points (7.39% at December 31, 2005). Capitalized loan costs incurred during 2004 on the financing were approximately $66,000.

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

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 1,196
2007	9,128
2008	29,465
2009	1,217
2010	1,299
Thereafter	46,856
Total	$89,161

Note D - Disposition of Investment Properties

On March 28, 2003, the Partnership sold South Port Apartments to a third party, for a gross sale price of $8,625,000. The net proceeds realized by the Partnership were approximately $8,137,000 after payment of closing costs of approximately $488,000. The Partnership used approximately $4,229,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,232,000 for the year ended December 31, 2003, as a result of this sale. This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property’s operations, income of approximately $8,000 for the year ended December 31, 2003 is included in income from discontinued operations and includes revenues of approximately $327,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $13,000 for the year ended December 31, 2003 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On March 31, 2004, the Partnership sold Point West Apartments to a third party, for a gross sale price of $3,900,000.  The net proceeds realized by the Partnership were approximately $3,794,000 after payment of closing costs of approximately $106,000.  The Partnership used approximately $2,204,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $3,210,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, losses of approximately $87,000 and $62,000 for the years ended December 31, 2004  and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $189,000, and $811,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $48,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Nob Hill Villa Apartments to a third party, for a gross sale price of $10,700,000.  The net proceeds realized by the Partnership were approximately $10,519,000 after payment of closing costs of approximately $181,000.  The Partnership used approximately $6,328,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $7,962,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, a loss of approximately $108,000 and income of approximately $24,000 for the years ended December 31, 2004, and 2002, respectively, are included in income from discontinued operations and include revenues of approximately $2,071,000, and $2,642,000, respectively.  In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $23,000 for the year ended December 31, 2004 due to the write-off of unamortized loan costs, which is also included in income from discontinued operations in the accompanying consolidated statements of operations.

On October 29, 2004, the Partnership sold Briar Bay Apartments to a third party, for a gross sale price of $20,352,000.  The net proceeds realized by the Partnership were approximately $19,644,000 after payment of closing costs of approximately $708,000.  The Partnership used approximately $3,500,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain of approximately $18,109,000 for the year ended December 31, 2004, as a result of this sale.  This amount is shown as gain on sale of discontinued operations in the accompanying consolidated statements of operations.  The property’s operations, income of approximately $308,000, and $637,000 for the years ended December 31, 2004, and 2003, respectively, are included in income from discontinued operations and include revenues of approximately $1,574,000, and $1,805,000, respectively.  In addition, for the year ended December 31, 2004 the Partnership recorded a loss on early extinguishment of debt of approximately

$16,000 due to the write-off of unamortized loan costs, and approximately $98,000 due to pre-payment penalties paid. These amount are included in income from discontinued operations in the accompanying consolidated statements of operations.

Note E - Distributions

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $382,000, $7,000 and $9,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the Partnership declared distributions of approximately $15,026,000 (approximately $14,425,000 to the limited partners or $42.08 per limited partnership unit) consisting of sales proceeds of South Port Apartments in 2003, and the 2004 sales of Point West Apartments, Nob Hill Apartments and Briar Bay Apartments. Approximately $601,000 of these distributions from proceeds is payable at December 31, 2005 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

During 2003, the Partnership declared distributions of approximately $5,570,000 (approximately $5,353,000 to the limited partners or $15.62 per limited partnership unit) consisting of approximately $1,827,000 (approximately $1,754,000 or $5.12 per limited partnership unit) from operations and approximately $3,743,000 (approximately $3,599,000 or $10.50 per limited partnership unit) from the sales proceeds of South Port Apartments, which sold in March of 2003. Approximately $144,000 of these distributions from proceeds is payable at December 31, 2005 to the General Partner and special limited partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

In years prior to 2003 the Partnership distributed various amounts from the proceeds of property sales and refinancings.  At December 31, 2005, approximately $571,000 of these distributions from proceeds is payable to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Apartments	$ 4,092	$ 438	$ 6,218	$ 3,303
Arbours of Hermitage
Apartments	10,961	547	8,574	8,327
Belmont Place Apartments	19,250	659	7,188	23,970
Citadel Apartments	5,493	695	5,619	2,138
Citadel Village Apartments	1,812	337	3,334	1,816
Foothill Place Apartments	17,633	3,492	9,435	6,417
Knollwood Apartments	11,600	345	7,065	6,215
Lake Forest Apartments	8,479	692	5,811	4,155
Post Ridge Apartments	4,380	143	2,498	3,820
Rivers Edge Apartments	3,461	512	2,160	1,258
Village East Apartments	2,000	184	2,236	2,413
Totals	$89,161	$ 8,044	$60,138	$63,832

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Apartments	$ 438	$ 9,521	$ 9,959	$ 8,400	1973	04/84	5-30
Arbours of Hermitage
Apartments	547	16,901	17,448	13,122	1973	09/83	5-30
Belmont Place Apartments	3,737	28,080	31,817	1,103	2004/2005	08/82	5-30
Citadel Apartments	694	7,758	8,452	7,305	1973	05/83	5-30
Citadel Village Apartments	337	5,150	5,487	4,061	1974	12/82	5-30
Foothill Place Apartments	3,402	15,942	19,344	13,311	1973	08/85	5-30
Knollwood Apartments	345	13,280	13,625	11,454	1972	07/82	5-30
Lake Forest Apartments	692	9,966	10,658	8,937	1971	04/84	5-30
Post Ridge Apartments	143	6,318	6,461	5,003	1972	07/82	5-30
Rivers Edge Apartments	512	3,418	3,930	3,079	1976	04/83	5-30
Village East Apartments	183	4,650	4,833	3,716	1973	12/82	5-30

Totals	$11,030	$120,984	$132,014	$ 79,491

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Investment Properties
Balance at beginning of year	$118,780	$122,370	$137,657
Additions	13,311	23,646	4,264
Property dispositions	(77)	(27,236)	(19,551)
Balance at end of year	$132,014	$118,780	$122,370

Accumulated Depreciation
Balance at beginning of year	$ 76,096	$ 96,547	$110,917
Additions charged to expense	3,472	2,523	3,293
Property dispositions	(77)	(22,974)	(17,663)
Balance at end of year	$ 79,491	$ 76,096	$ 96,547

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005, 2004 and 2003, is approximately $144,435,000, $128,255,000 and $150,401,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005, 2004 and 2003, is approximately $88,870,000, $84,862,000 and $120,662,000, respectively.

Note G – Redevelopment of Belmont Place Apartments

During 2003, the General Partner determined that Belmont Place Apartments suffered from severe structural defects in the buildings’ foundation and as such, demolished the property. The General Partner designed and approved a redevelopment plan for the property. Site work on the redevelopment began during the fourth quarter of 2003. At December 31, 2005, all 326 units had been completed and were available for rental.

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provides for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership has funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds. During the years ended December 31, 2005 and 2004, approximately $7,556,000 and $20,338,000 of construction costs were incurred, respectively. During the years ended December 31, 2005, 2004, and 2003, the Partnership capitalized interest costs of approximately $394,000, $705,000, and $390,000, tax and insurance expenses of approximately $6,000, $136,000, and $226,000, and other construction period operating expenses of approximately $10,000, $105,000, and $351,000, respectively. In addition, during 2004 the Partnership paid prepayment penalties of approximately $170,000, which were also capitalized as part of the construction cost, see discussion below.

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

Note H – Casualty Events

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In May 2005, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $54,000 were received during the year ended December 31, 2005. The Partnership recognized a casualty gain of approximately $54,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In July 2004, Citadel Village Apartments suffered hail and wind damage to some of its rental units. Insurance proceeds of approximately $50,000 were received during the year ended December 31, 2005. The Partnership recognized a casualty gain of approximately $50,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty.

In March 2004, Village East Apartments suffered an electrical fire that damaged six apartment units. Insurance proceeds of approximately $77,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $77,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty.

In February 2004, Knollwood Apartments suffered fire damage to some of its rental units. Insurance proceeds of approximately $47,000 were received during the year ended December 31, 2004. The Partnership recognized a casualty gain of approximately $47,000 during the year ended December 31, 2004 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2005, the Partnership received approximately $2,000 in additional proceeds which was recognized as a casualty gain.

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

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per unit data):

	2005	2004	2003

Net income as reported	$ 260	$31,500	$ 8,200
(Deduct) add:
Deferred revenue and other
liabilities	84	(162)	(2)
Depreciation differences	(536)	(32)	56
Accrued expenses	(8)	(74)	(7)
Other	270	(780)	274
Gain on casualty/
disposition/foreclosure	(119)	(1,513)	(1,720)

Federal taxable income	$ (49)	$28,939	$ 6,801
Federal taxable income per
Limited Partnership unit	$ (.14)	$ 81.05	$ 20.55

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets for the year ended December 31, 2005 (in thousands):

Net liabilities as reported	$(25,090)
Land and buildings	12,421
Accumulated depreciation	(9,379)
Syndication fees	18,871
Other	4,569
Net assets - Federal tax basis	$ 1,392

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants  will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note K - Selected Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the Partnership (in thousands, except per unit data):

2005	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$ 4,645	$ 4,928	$ 5,575	$ 5,883	$ 21,031
Total expenses	(4,014)	(5,018)	(5,743)	(5,996)	(20,771)
Net income	$ 631	$ (90)	$ (168)	$ (113)	$ 260

Net income per limited
partnership unit	$ 1.77	$ (0.25)	$ (0.47)	$ (0.32)	$ 0.73

2004	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$ 4,382	$ 4,716	$ 4,656	$ 4,699	$ 18,453
Total expenses	(3,863)	(4,048)	(4,527)	(3,909)	(16,347)
Income from continuing
operations	519	668	129	790	2,106
Income from discontinued
operations	148	81	205	(321)	113
Gain on sale of discontinued
operations	3,141	--	--	26,140	29,281
Net income	$ 3,808	$ 749	$ 334	$ 26,609	$ 31,500

Per limited partnership unit:
Income from continuing
operations	$ 1.46	$ 1.86	$ 0.37	$ 2.20	$ 5.89
Discontinued operations	0.41	0.23	0.57	(0.89)	0.32
Gain on sale of discontinued
operations	8.80	--	--	73.21	82.01
Net income	$ 10.67	$ 2.09	$ 0.94	$ 74.52	$ 88.22

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names of the directors and officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2005, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	67,033.5	19.55%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	29,612.5	8.64%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	127,920.0	37.32%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC  29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2005, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

	Number of	Percent
Name and Address	CEI Shares	Of Total

Insignia Properties Trust ("IPT")	100,000	100%
55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO.  As of December 31, 2005, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 13.

Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,029,000, $1,075,000 and $1,161,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in operating expense and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $809,000, $914,000 and $955,000 for the years ended December 31, 2005, 2004, and 2003, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005, 2004, and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $285,000, $223,000, and $104,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $6,944,000 and $14,035,000 during the years ended December 31, 2005 and 2004, respectively, to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property (see Note G). During the same periods, the Partnership repaid approximately $7,043,000 and $14,105,000, which included approximately $54,000 and $115,000 of interest, respectively. There were no such advances or repayments during the year ended

December 31, 2003. Interest on advances is charged at prime plus 2% or 9.25% at December 31, 2005. Interest expense was approximately $54,000 and $115,000 for the years ended December 31, 2005 and 2004, respectively. There was no interest expense for the year ended December 31, 2003.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. Affiliates of the General Partner were paid approximately $158,000 under this provision of the Partnership Agreement during the year ended December 31, 2003. There were no such special management fees paid or earned during the years ended December 31, 2005 or 2004.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005, 2004, and 2003, respectively, the Partnership paid AIMCO and its affiliates approximately $297,000, $377,000 and $350,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,566 limited partnership units (the "Units") in the Partnership representing 65.51% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 14.

Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $99,000 and $104,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $45,000 and $49,000 for 2005 and 2004, respectively.

Item 15.

Exhibits and Financial Statements Schedules

(a)

The following documents are filed as part of this report:

1.

Financial Statements

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Operations - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Partners' Deficit - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.

Schedules

All schedules are omitted because either they are not required, or not applicable or the financial information is included in the financial statements or notes thereto.

3.

Exhibits

S-K Reference

    Number

Document Description

 3

Certificate of Limited Partnership, as amended to date.

10.78

Multifamily Note dated February 2, 2000 between Apartment Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999).

10.81

Multifamily Note dated August 29, 2000 between ConCap Rivers Edge Associates, Ltd., a Texas Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.)

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

10.96

Purchase and Sale Contract between Point West Associates Limited Partnership, a Georgia limited partnership, as Seller and Focus Development, Inc., a Georgia corporation, as Purchaser, effective November 17, 2003. (Incorporated by reference to current report on Form 8-K dated March 31, 2004).

10.97

First Amendment to Purchase and Sale Contract dated January 23, 2004 between Point West Associates Limited Partnership, a Georgia limited partnership, as Seller and Focus Development, Inc., a

Georgia corporation, as Purchaser. (Incorporated by reference to current report on Form 8-K dated March 31, 2004).

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

10.104

Purchase and Sale Contract between Briar Bay Associates, Ltd., a Texas limited partnership, as Seller, and Victoria Real Estate Management, Inc., a Florida corporation, as Purchaser, effective September 13, 2004.  (Incorporated by reference to current report on Form 8-K dated September 13, 2004).

10.105

Purchase and Sale Contract between Nob Hill Villa Apartments Associates, L.P., a Tennessee limited partnership, as Seller, and DAMA Realty Investors, LLC, a New York limited liability company, as Purchaser, effective August 18, 2004.  (Incorporated by reference to current report on Form 8-K dated October 29, 2004.)

10.106

Assignment and Assumption of Real Estate Agreement between The DAMA Realty Investors, LLC, and Nob Hill General Partnership, dated August 18, 2004.  (Incorporated by reference to current report on Form 8-K dated October 29, 2004.)

10.107

Promissory Note dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated April 29, 2005) (Belmont Mortgage)

10.108

Form of Letter of Credit dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated April 29, 2005) (Belmont Mortgage)

10.109

Deed to Secure Debt and Security Agreement dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated April 29, 2005) (Belmont Mortgage)

10.110

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AICMO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated August 31, 2005)

10.111

Promissory Note dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated August 31, 2005)

10.112

Guarantee Agreement dated August 31, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and New York Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated August 31, 2005)

10.113

Deed of Trust, Security Agreement and Fixture Filing dated August 30, 2005 between Foothill Chimney Associates L.P., a Georgia limited partnership and Transamerica Financial Life Insurance Company.  Filed with Form 10-Q dated September 30, 2005.

10.114

Promissory Note dated August 30, 2005 between Foothill Chimney Associates, L.P., a Georgia limited partnership and Transamerica Financial Life Insurance Company. Filed with Form 10-Q dated September 30, 2005.

10.115

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated November 30, 2005 between AIMCO Knollwood, LLC, a Delaware limited liability company and New York Life Insurance Company (Incorporated by reference to current report on Form 8-K dated November 30, 2005)

10.116

Promissory Note dated November 30, 2005 between AIMCO Knollwood, LLC, a Delaware limited liability company and New York Life Insurance Company. (Incorporated by reference to current report on Form 8-K dated November 30, 2005)

10.117

Form of Escrow Agreement dated November 30, 2005 between AIMCO Knollwood, LLC, a Delaware limited liability company and New York Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated November 30, 2005)

10.118

Guarantee Agreement dated November 30, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and New York Life Insurance Company.  (Incorporated by reference to current report on Form 8-K dated November 30, 2005)

10.119

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to current report on Form 8-K dated November 30, 2005) (Citadel Village mortgage)

10.120

Multifamily Note dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to current report on Form 8-K dated November 30, 2005) (Citadel Village mortgage)

10.121

Guarantee Agreement dated November 30, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to current report on Form 8-K dated November 30, 2005) (Citadel Village mortgage)

10.122

Replacement Reserve and Security Agreement dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to current report on Form 8-K dated November 30, 2005(Citadel Village mortgage)

10.123

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Village East mortgage)

10.124

Promissory Note dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation. (Village East mortgage)

10.125

Loan Agreement and Guarantee Agreement dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation. (Village East mortgage)

11

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

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
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

Date: March 31, 2006

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

Date: March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc.,

equivalent of the chief financial

officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-K of Consolidated Capital Properties IV (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.