Form 10QSB
period 2006-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2006-08-14
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,308
Receivables and deposits		850
Restricted escrows		4,008
Other assets		2,200
Investment properties:
Land	$ 11,030
Buildings and related personal property	123,108
	134,138
Less accumulated depreciation	(81,287)	52,851
		$ 61,217

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 676
Tenant security deposit liabilities		400
Accrued property taxes		965
Other liabilities		1,223
Distributions payable (Note B)		1,604
Mortgage notes payable		88,584
		93,452
Partners' Deficit
General partners	$ (7,050)
Limited partners (342,773 units issued and
outstanding)	(25,185)	(32,235)
		$ 61,217

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 5,247	$ 4,439	$10,482	$ 8,548
Other income	570	487	1,206	973
Casualty gains (Note C)	--	2	103	52
Total revenues	5,817	4,928	11,791	9,573

Expenses:
Operating	2,940	2,486	5,955	4,654
General and administrative	180	206	387	377
Depreciation	1,009	835	1,858	1,434
Interest	1,347	1,127	2,701	1,813
Property taxes	401	364	835	754
Total expenses	5,877	5,018	11,736	9,032

Net (loss) income	$ (60)	$ (90)	$ 55	$ 541

Net (loss) income allocated to general
partners (4%)	$ (2)	$ (4)	$ (2)	$ 22
Net (loss) income allocated to limited
partners (96%)	(58)	(86)	(53)	519
	$ (60)	$ (90)	$ (55)	$ 541

Net (loss) income per limited partnership unit	$ (0.17)	$ (0.25)	$ (.15)	$ 1.51

Distributions per limited partnership unit	$ --	$ --	$ 20.16	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'
	Units	Partners	Partners	Deficit

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2005	342,773	$ (6,764)	$(18,326)	$(25,090)

Distributions to partners	--	(288)	(6,912)	(7,200)

Net income for the six months
ended June 30, 2006	--	2	53	55

Partners' deficit at
June 30, 2006	342,773	$ (7,050)	$(25,185)	$(32,235)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 55	$ 541
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,858	1,434
Amortization of loan costs	162	98
Casualty gains	(103)	(52)
Change in accounts:
Receivables and deposits	284	54
Other assets	(311)	(176)
Accounts payable	116	(1,010)
Tenant security deposit liabilities	28	28
Accrued property taxes	(211)	(166)
Other liabilities	117	190
Due to affiliates	--	13
Net cash provided by operating activities	1,995	954
Cash flows from investing activities:
Property improvements and replacements	(2,067)	(10,716)
Net withdrawals from (deposits to) restricted escrows	2,509	(4,923)
Insurance proceeds received from casualties	153	52
Net cash provided by (used in) investing activities	595	(15,587)
Cash flows from financing activities:
Proceeds from mortgage notes payable	--	19,250
Loan costs paid	(23)	(183)
Payments on mortgage notes payable	(577)	(231)
Distributions to partners	(6,912)	(159)
Advances from affiliates	--	5,091
Payments on advances from affiliates	--	(4,494)
Net cash (used in) provided by financing activities	(7,512)	19,274
Net (decrease) increase in cash and cash equivalents	(4,922)	4,641
Cash and cash equivalents at beginning of period	6,230	4,539
Cash and cash equivalents at end of period	$ 1,308	$ 9,180

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

During the six months ended June 30, 2006, distributions payable to partners was adjusted by approximately $288,000 for non-cash activity.

Cash paid for interest was approximately $2,603,000 and $1,977,000 for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006 and 2005 approximately $266,000 and $1,184,000, respectively, of property improvements and replacements were included in accounts payable.  At December 31, 2005 and 2004 approximately $147,000 and $3,307,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at June 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $574,000 and $460,000 for the six months ended June 30, 2006 and 2005 respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $411,000 and $355,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2006 and 2005, are fees related to construction management services provided by an affiliate of the General Partner of approximately $154,000 and $93,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $5,091,000 during the six months ended June 30, 2005 to assist with the construction of Belmont Place Apartments. During the same period, the Partnership repaid principal and interest of approximately $4,545,000 on this advance.

Interest on advances is charged at prime plus 2%. Interest expense was approximately $51,000 for the six months ended June 30, 2005. There were no advances received during the six months ended June 30, 2006 and all such advances and accrued interest were repaid during the year ended December 31, 2005.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the six months ended June 30, 2006 and 2005 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of June 30, 2006 the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At June 30, 2006, approximately $1,604,000 of these distributions from proceeds is payable to the General Partner and special limited partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $566,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $297,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Casualty Events

In March 2006, Knollwood Apartments experienced fire and water damage to six rental units. At June 30, 2006, the Partnership estimates damage costs to be approximately $425,000. The Partnership does not expect a casualty loss to result from this event as the damaged assets were fully depreciated. During the six months ended June 30, 2006 the Partnership received approximately $150,000 of insurance proceeds related to this casualty to cover initial emergency repair and capital costs. Approximately $100,000 of the insurance proceeds received was for emergency repairs and is included in operating expenses at June 30, 2006.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $75,000 were received during the six months ended June 30, 2006.  The Partnership recognized a casualty gain of approximately $75,000 during the six months ended June 30, 2006 as the damaged assets were fully depreciated at the time of the casualty.

During the six months ended June 30, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the six months ended June 30, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which was recognized as a casualty gain.

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

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provided for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds.  During the six months ended June 30, 2005, approximately $6,601,000 of construction costs were incurred.  Included in these construction costs are capitalized interest costs of approximately $394,000, capitalized tax and insurance expenses of approximately $6,000 and other construction period operating costs of approximately $10,000 for the six months ended June 30, 2005. There were no capitalized costs related to the redevelopment during the six months ended June 30, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties

L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of eleven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

The Apartments	94%	94%
Omaha, NE
Arbours of Hermitage Apartments (2)	96%	90%
Nashville, TN
Belmont Place (3)	86%	24%
Marietta, GA
Citadel Apartments (4)	95%	90%
El Paso, TX
Citadel Village Apartments (4)	89%	82%
Colorado Springs, CO
Foothill Place Apartments (5)	96%	92%
Salt Lake City, UT
Knollwood Apartments	95%	94%
Nashville, TN
Lake Forest Apartments (1)	95%	91%
Omaha, NE
Post Ridge Apartments	95%	93%
Nashville, TN
Rivers Edge Apartments	93%	92%
Auburn, WA
Village East Apartments (6)	90%	67%
Cimarron Hills, CO

(1) The increase in occupancy at Lake Forest Apartments is due to an improved tenant base, more effective marketing, and an improved pricing structure developed to maintain competitiveness with other properties in the market.

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

Results of Operations

The Partnership’s net loss and net income for the three and six months ended June 30, 2006 was approximately $60,000 and $55,000, respectively, compared to a net loss and net income of approximately $90,000 and $541,000 for the three and six months ended June 30, 2005, respectively. The decrease in net loss for the three months ended June 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the six months ended June 30, 2006 is due to an increase in total expense partially offset by an increase in total revenues.

Total expenses increased for both the three and six months ended June 30, 2006 due to increases in operating, depreciation, interest, and property tax expenses.  Operating expenses increased due to increases in advertising, property, property administrative, insurance, management fee, and maintenance expenses.  Advertising expense increased due to leasing promotions at Belmont Place Apartments as the property finishes leasing completed units. Property expense increased due to the resumption of regular property operations at Belmont Place during 2006 and increased utility expense at Village East Apartments, Citadel Village Apartments, The Apartments, Lake Forest Apartments, Arbours of Hermitage Apartments, Knollwood Apartments, and the Citadel Apartments. Property administrative expenses increased due to an increase in legal costs at Citadel Village related to arbitration with a vendor over payment of prior services. Management fees increased due to the increase in rental income on which such fees are based.  Insurance expense increased due to an increase in hazard insurance costs at Arbours of Hermitage Apartments, Knollwood Apartments, Belmont Place and Post Ridge Apartments.  Maintenance expense increased due to normal maintenance expense at Belmont Place due to higher occupancy levels, an increase in repair costs associated with plumbing leaks at Arbours of Hermitage and an increase in repair costs associated with minor damages at Citadel Village Apartments, Post Ridge Apartments, Knollwood Apartments and Foothill Place Apartments.  Depreciation expense increased primarily due to assets being placed into service at Belmont Place Apartments.  Interest expense increased primarily due to new mortgage financing at Belmont Place Apartments during 2005 and the increase in the mortgage balances on Arbours of Hermitage, Knollwood, and Foothill Place upon their refinancings during the second half of 2005 and a decrease in capitalized interest associated with the redevelopment of Belmont Place Apartments.  Property tax expense increased due to increased assessed values at seven of the eleven properties, and a higher tax rate at five of the eleven properties.

General and administrative expense decreased for the three months ended June 30, 2006 due to a decrease in management reimbursements to the General Partner partially offset by an increase in costs associated with communicating with investors.  Included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communication with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and six months ended June 30, 2006 due to increases in rental income and other income. In addition for the six months ended June 30, 2006 there was also an increase in casualty gains.  Rental income increased due to an increase in the average rental rates at all of the investment properties and an increase in occupancy at ten of the investment properties.  Other income increased due to an increase in various fees charged at Belmont Place as the property is now able to lease units and an increase in interest income as a result of larger cash balances.

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

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provided for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds.  During the six months ended June 30, 2005, approximately $6,601,000 of construction costs were incurred.  Included in these construction costs are capitalized interest costs of approximately $394,000, capitalized tax and insurance expenses of approximately $6,000 and other construction period operating costs of approximately $10,000 for the six months ended June 30, 2005. There were no capitalized costs related to the redevelopment during the six months ended June 30, 2006.

In March 2006, Knollwood Apartments experienced fire and water damage to six rental units. At June 30, 2006, the Partnership estimates damage costs to be approximately $425,000. The Partnership does not expect a casualty loss to result from this event as the damaged assets were fully depreciated. During the six months ended June 30, 2006 the Partnership received approximately $150,000 of insurance proceeds related to this casualty to cover initial emergency repair and capital costs. Approximately $100,000 of the insurance proceeds received were for emergency repairs and is included in operating expenses at June 30, 2006.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $75,000 were received during the six months ended June 30, 2006.  The Partnership recognized a casualty gain of approximately $75,000 during the six months ended June 30, 2006 as the damaged assets were fully depreciated at the time of the casualty.

During the six months ended June 30, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006. The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the six months ended June 30, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty, which was recognized as a casualty gain.

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

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $1,308,000 compared to approximately $9,180,000 at June 30, 2005. The decrease in cash and cash equivalents of approximately $4,922,000 from December 31, 2005, is due to approximately $7,512,000 of cash used in financing activities partially offset by approximately $595,000 of cash provided by investing activities and approximately $1,995,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, principal payments on the mortgages encumbering the investment properties and additional loan costs paid related to some of the loans obtained in late 2005. Cash provided by investing activities consisted of net withdrawals from restricted escrows and the receipt of insurance proceeds from the casualties at Citadel Village Apartments, Knollwood Apartments and Post Ridge Apartments, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $47,000 of capital improvements at The Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $143,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of swimming pool upgrades, plumbing and electrical improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the six months ended June 30, 2006, the Partnership completed approximately $32,000 of capital improvements at Belmont Place Apartments, consisting primarily of fencing, office furniture, major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $48,000 of capital improvements at Citadel Apartments, consisting primarily of roof replacement, furniture and fixtures and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $347,000 of capital improvements at Citadel Village Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $627,000 of capital improvements at Foothill Place Apartments, consisting primarily of swimming pool and plumbing fixture upgrades, counter top, appliance and floor covering replacements, structural upgrades and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $346,000 of capital improvements at Knollwood  Apartments, consisting primarily of electrical upgrades, air conditioning, appliance and floor covering replacements, swimming pool and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $159,000 of capital improvements at Lake Forest Apartments, consisting primarily of fitness equipment, clubhouse renovations, curbing and sidewalk upgrades, air conditioning, exterior painting, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $157,000 of capital improvements at Post Ridge Apartments, consisting primarily of water/sewer and plumbing upgrades and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $122,000 of capital improvements at Rivers Edge Apartments, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $158,000 of capital improvements at Village East Apartments, consisting primarily of swimming pool upgrades, fencing, heating and cooling upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed,

the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $88,584,000 matures at various dates between 2007 and 2034 with balloon payments of approximately $7,574,000, $27,936,000, $9,003,000, $8,964,000 and $173,000 due in 2007, 2008, 2014, 2015 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data).

	Six months	Per Limited	Six months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Financing (1)	$6,687	$19.51	$ --	$ --
Sale (2)	225.65		--	--
Total	$6,912	$20.16	$ --	$ --

(1)

Portion of second mortgage loan proceeds obtained on Lake Forest Apartments during 2004.

(2)

Remaining sale proceeds from the 2004 sale of Briar Bay Apartments.

In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately $1,000 and $159,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2006 and 2005, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 224,726 limited partnership units (the “Units”) in the Partnership representing 65.56% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.56% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date: August 14, 2006

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

Date: August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.