Form 10KSB
period 2006-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2007-03-29
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $24,924,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business and only industry segment is real estate related operations.  The Partnership is engaged in the business of operating and holding real estate properties for investment.  As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2006, the Partnership owned 11 income-producing properties (or interests therein), which range in age from 30 to 35 years old and are principally located in the midwest, southeastern and southwestern United States.  Prior to 2005, the Partnership had disposed of 37 properties originally owned by the Partnership.  See "Item 2. Description of Properties" for further information about the Partnership's remaining properties.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfers of Control

Upon the Partnership's formation in 1981, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Management Company ("CCMC"), a California general partnership, was the non-corporate general partner.  In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired a controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  In 1990, as part of its reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the affiliated partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership, and the conversion of CCMC from a general partner to a special limited partner, thereby leaving CEI as the sole general partner of the Partnership. On November 14, 1990, CCMC was dissolved and its special limited partnership interest was divided among its former partners. All of CEI's outstanding stock is owned by AIMCO.

Item 2.

Description of Properties

The Partnership originally acquired 48 properties of which seventeen (17) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2006, the Partnership owned eleven (11) apartment complexes.  Additional information about the properties is found in "Item 7. Financial Statements".

Date of
Property	Purchase	Type of Ownership	Use

The Apartments (1)	04/84	Fee ownership, subject to	Apartment
Omaha, Nebraska		a first mortgage	204 units
Arbours of Hermitage Apts. (1)	09/83	Fee ownership subject to	Apartment
Nashville, Tennessee		a first mortgage	350 units
Belmont Place Apts. (2)	08/82	Fee ownership subject to	Apartment
Marietta, Georgia		a first mortgage	326 units
Citadel Apts. (1)	05/83	Fee ownership subject	Apartment
El Paso, Texas		to first and second	261 units
mortgages
Citadel Village Apts. (1)	12/82	Fee ownership subject	Apartment
Colorado Springs, Colorado		to a first mortgage	122 units
Foothill Place Apts. (2)	08/85	Fee ownership subject	Apartment
Salt Lake City, Utah		to a first mortgage	450 units
Knollwood Apts. (1)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to a first mortgage	326 units
Lake Forest Apts.	04/84	Fee ownership subject	Apartment
Omaha, Nebraska		to first and second	312 units
mortgages
Post Ridge Apts. (2)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to first and second	150 units
mortgages
Rivers Edge Apts. (2)	04/83	Fee ownership subject	Apartment
Auburn, Washington		to a first mortgage	120 units
Village East Apts. (1)	12/82	Fee ownership subject	Apartment
Cimarron Hills, Colorado		to a first mortgage	137 units

(1)

Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2)

Property is held by a limited partnership in which the Partnership owns a 99% interest.

The Partnership has entered into sales contracts with third parties relating to the sale of Citadel Apartments, Lake Forest Apartments and The Apartments, which are projected to close during the first half of 2007.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

The Apartments	$ 10,190	$ 8,572	5-30 yrs	S/L	$ 1,661
Arbours of Hermitage
Apartments	18,060	13,616	5-30 yrs	S/L	4,782
Belmont Place
Apartments	31,877	2,250	5-30 yrs	S/L	30,186
Citadel Apartments	8,550	7,422	5-30 yrs	S/L	967
Citadel Village
Apartments	5,976	4,192	5-30 yrs	S/L	1,870
Foothill Place
Apartments	20,432	13,889	5-30 yrs	S/L	7,372
Knollwood Apartments	17,920	11,356	5-30 yrs	S/L	6,135
Lake Forest Apartments	10,945	9,185	5-30 yrs	S/L	1,794
Post Ridge Apartments	6,660	5,268	5-30 yrs	S/L	1,677
Rivers Edge Apartments	4,131	3,173	5-30 yrs	S/L	1,143
Village East Apartments	5,139	3,911	5-30 yrs	S/L	1,258

Total	$139,880	$ 82,834			$ 58,845

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (f)
	(in thousands)				(in thousands)
The Apartments	$ 3,936	8.37% (a)	20 yrs	03/20	$ --
Arbours of Hermitage
Apartments	10,798	5.06% (a)	30 yrs	09/15	8,964
Belmont Place Apartments	19,223	5.14% (a)	28 yrs	11/34	--
Citadel Apartments
1st mortgage	4,147	8.55% (a)	30 yrs	07/14	3,748
2nd mortgage	1,310	(b)	(e)	07/07	1,310
Citadel Village Apartments	1,785	(c)	30 yrs	09/07	1,764
Foothill Place Apartments	17,355	4.72% (a)	30 yrs	09/08	16,836
Knollwood Apartments	11,435	5.20% (a)	30 yrs	12/08	11,100
Lake Forest Apartments
1st mortgage	5,916	7.43% (a)	30 yrs	07/14	5,255
2nd mortgage	2,500	(b)	(e)	07/07	2,500
Post Ridge Apartments
1st mortgage	3,872	6.63% (a)	20 yrs	01/22	--
2nd mortgage	356	7.04% (a)	30 yrs	01/22	173
Rivers Edge Apartments	3,331	7.82% (a)	20 yrs	09/20	--
Village East Apartments	2,000	(d)	(e)	12/07	2,000

Totals	$87,964				$53,650

(a)

Fixed rate mortgage.

(b)

Interest rate is variable and is equal to the Freddie Mac rate plus 300 basis points (8.20% at December 31, 2006).

(c)

Interest rate is variable and is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points  (6.10% at December 31, 2006).

(d)

Interest rate is variable and is equal to the one month LIBOR rate plus 160 basis points (6.95% at December 31, 2006).

(e)

Monthly payments of interest only at the stated interest rate until maturity.

(f)

See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Citadel Village Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $1,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $1,812,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,450,000. Closing costs of approximately $56,000 were capitalized during 2005 and are included in other assets. The new mortgage is part of the Permanent Credit Facility and requires monthly payments of interest beginning on December 16, 2005 until the loan matures on September 16, 2007, with a five-year extension option.  The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan on Citadel Village Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points and resets monthly.  The interest rate on the prior mortgage was 6.95% per annum. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month of the new mortgage. The loan is prepayable without penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Village East Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $2,000,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,150,000. Closing costs of approximately $70,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on January 1, 2006 until the loan matures on December 1, 2007, at which time the entire principal balance of $2,000,000 is due. The loan has a variable interest rate of the one month LIBOR rate plus 1.60% and resets monthly.  The minimum interest rate for the term of the loan is the initial monthly rate at closing of the loan, which was 5.79%.  The loan is prepayable without penalty if repaid within either months one through nine or months twenty two through twenty four. There is a prepayment penalty of 1% of the amount repaid if the loan is prepaid within months ten through twenty one.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  The Partnership has the right to request an extension of the maturity date for one year to December 1, 2008 if such request is made within thirty to ninety days prior to December 1, 2007 and other specific terms as stipulated in the loan agreement are satisfied.

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

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments.  The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below.  Closing costs of approximately $198,000 were capitalized during 2005 and are included in other assets.  The new mortgage requires monthly payments of interest only beginning on June 1, 2005 until November 1, 2006.  Beginning December 1, 2006, monthly payments of principal and interest of approximately $108,000 are required until the loan matures November 1, 2034.  The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter.  The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the Belmont Place Apartments mortgage, the Partnership provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  The first letter of credit for $2,500,000 was released during the fourth quarter of 2005 and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. The second letter of credit for $2,500,000 was released during the first quarter of 2006 and the funds were returned to the Partnership. The amount returned included interest of approximately $65,000.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2006 and 2005 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
The Apartments	$ 7,189	$ 7,235	93%	95%
Arbours of Hermitage Apartments (1)	7,947	7,538	97%	93%
Belmont Place Apartments (2)	12,587	11,458	88%	53%
Citadel Apartments (3)	7,046	6,842	96%	93%
Citadel Village Apartments (4)	7,875	7,608	91%	87%
Foothill Place Apartments (3)	7,967	7,735	97%	94%
Knollwood Apartments (5)	7,981	7,659	91%	96%
Lake Forest Apartments	7,242	7,140	95%	94%
Post Ridge Apartments	9,550	9,232	96%	95%
Rivers Edge Apartments	8,770	8,548	95%	93%
Village East Apartments (6)	6,611	6,386	92%	75%

(1)

The increase in occupancy at Arbours of Hermitage Apartments is due to increased curb appeal and resident retention efforts.

(2)

The increase in occupancy at Belmont Place Apartments is due to the redevelopment of the property being completed during late 2005 and all units being available for rental.

(3) The increase in occupancy at Citadel Apartments and Foothill Place Apartments is due to improved market conditions in the local area and improved resident retention efforts.

(4)

The increase in occupancy at Citadel Village Apartments is due to improved resident retention efforts and military personnel returning to the local area.

(5) The decrease in occupancy at Knollwood is a result of several casualties that    occurred during 2006 at the property which has resulted in units being unavailable for rent during 2006.

(6) The increase in occupancy at Village East Apartments is due to an improved tenant base, increased marketing efforts by the leasing staff, improved curb appeal and the return of military personnel.

During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project is estimated to cost approximately $7,500,000 and to be completed by the middle of 2007. The scope of the initial phase of the redevelopment project will consist of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping. Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs were incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. No such expenses were capitalized during 2006.

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

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provided for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds.  For the year ended December 31, 2005, approximately $7,556,000 of construction costs were incurred.  Included in these construction costs are capitalized interest costs of approximately $394,000, capitalized tax expenses of approximately $6,000 and other construction period operating costs of approximately $10,000.  There were no capitalized costs related to the redevelopment for the year ended December 31, 2006.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate
	(in thousands)

The Apartments	$149	2.1%
Arbours of Hermitage Apartments	220	4.0%
Belmont Place Apartments	312	2.5%
Citadel Apartments	200	2.9%
Citadel Village Apartments	20	6.1%
Foothill Place Apartments	218	1.4%
Knollwood Apartments	204	3.9%
Lake Forest Apartments	228	2.1%
Post Ridge Apartments	109	4.0%
Rivers Edge Apartments	88	1.3%
Village East Apartments	24	6.6%

Capital Improvements

The Apartments

During the year ended December 31, 2006, the Partnership completed approximately $230,000 of capital improvements at the property, consisting primarily of window replacements, floor covering replacements, building improvements, casualty repairs and water and heater replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Arbours of Hermitage Apartments

During the year ended December 31, 2006, the Partnership completed approximately $612,000 of capital improvements at the property, consisting primarily of water heater and air conditioning upgrades, siding improvements, swimming pool upgrades, plumbing and electrical improvements, and floor covering and appliance replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place Apartments

During the year ended December 31, 2006, the Partnership completed approximately $61,000 of capital improvements at the property, consisting primarily of major landscaping, and floor covering and appliance replacements.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the year ended December 31, 2006, the Partnership completed approximately $98,000 of capital improvements at the property, consisting primarily of roof replacement, heating and air conditioning upgrades, furniture, fixture, and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2006, the Partnership completed approximately $567,000 of capital improvements at the property, consisting primarily of structural and building improvements, casualty repairs, fitness equipment, new signage, major landscaping, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,089,000 of capital improvements at the property, consisting primarily of swimming pool, plumbing fixture and air conditioning upgrades, counter top, appliance and floor covering replacements, structural upgrades and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the year ended December 31, 2006, the Partnership completed approximately $4,797,000 of capital improvements at the property, consisting primarily of building improvements, casualty repairs, roof replacements, electrical upgrades, air conditioning, appliance and floor covering replacements, swimming pool, and structural improvements. These improvements were funded from operating cash flow and insurance proceeds.  During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project is estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project will consist of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs were incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. No such expenses were capitalized during 2006.    Additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the year ended December 31, 2006, the Partnership completed approximately $306,000 of capital improvements at the property, consisting primarily of exterior painting, water heater upgrades, office computers, casualty repairs, clubhouse renovations, curbing and sidewalk upgrades and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2006, the Partnership completed approximately $201,000 of capital improvements at the property, consisting primarily of parking area and building improvements, casualty repairs, water/sewer and plumbing upgrades, and floor covering replacements.  These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2006, the Partnership completed approximately $201,000 of capital improvements at the property, consisting primarily of structural improvements, fencing and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the year ended December 31, 2006, the Partnership completed approximately $306,000 of capital improvements at the property, consisting primarily of swimming pool upgrades, fencing, heating and cooling upgrades, major landscaping, floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the General Partner or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A)

No established trading market for the Partnership's limited partnership units (the “Units”) exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	5,657 as of December 31, 2006

There were 342,773 Units outstanding at December 31, 2006, of which affiliates of the General Partner owned 230,805 Units or approximately 67.33%.

The Partnership distributed the following amounts to its limited partners during the years ended December 31, 2006 and 2005 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Financing (1)	$6,687	$19.51	$ --	$ --
Sale (2)	225.65		14,425	42.08
Total	$6,912	$20.16	$14,425	$42.08

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

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $1,000 and $382,000, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2006 and 2005, respectively.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2007 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 230,805 Units in the Partnership representing 67.33% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

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

RESULTS OF OPERATIONS

The Partnership's net income was approximately $862,000 for the year ended December 31, 2006, compared to approximately $260,000 for the year ended December 31, 2005.  The increase in net income was primarily due to an increase in total revenues partially offset by an increase in total expenses.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation, interest and property tax expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in property administrative, insurance, management fee and maintenance expenses partially offset by a decrease in advertising expense.  Property administrative expenses increased due to an increase in legal costs at Citadel Village Apartments related to arbitration with a vendor over payment of prior services. The increase is also due to the recording of a liability during the year relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Management fees increased due to the increase in rental income on which such fees are based.  Insurance expense increased due to an increase in hazard insurance costs at Arbours of Hermitage Apartments, Knollwood Apartments, Belmont Place Apartments and Post Ridge Apartments. Maintenance expense increased due to normal maintenance expense at Belmont Place Apartments due to higher occupancy levels, an increase in repair costs associated with plumbing leaks at Arbours of Hermitage Apartments and an increase in repair costs associated with minor damages at Citadel Village Apartments, Post Ridge Apartments, Knollwood Apartments and Foothill Place Apartments.  Advertising expense decreased due to a decrease in newspaper advertising and periodical costs at most of the Partnership’s investment properties along with a significant decrease in advertising at Belmont Place Apartments during 2006 as a result of the completion of the redevelopment project late in 2005. Depreciation expense increased primarily due to assets being placed into service at Belmont Place Apartments.  Interest expense increased primarily due to new mortgage financing at Belmont Place Apartments during 2005 and the increase in the mortgage balances on Arbours of Hermitage Apartments, Knollwood Apartments, and Foothill Place Apartments upon their refinancings during the second half of 2005 and a decrease in capitalized interest associated with the redevelopment of Belmont Place Apartments.   Property tax expense increased due to the increased assessed value of Belmont Place during 2006.

Total revenues increased due to increases in rental and other income and casualty gains. Rental income increased due to an increase in the average rental rates at ten of the eleven investment properties and an increase in occupancy at nine of the eleven investment properties.  Other income increased due to an increase in various fees charged at Belmont Place Apartments as the property is now able to lease units, an increase in interest income as a result of larger average cash balances, and an increase in interest earned on capital reserves at Knollwood Apartments.

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

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provided for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds.  For the year ended December 31, 2005, approximately $7,556,000 of construction costs were incurred.  Included in these construction costs are capitalized interest costs of approximately $394,000, capitalized tax expense of approximately $6,000 and other construction period operating costs of approximately $10,000. There were no capitalized costs related to the redevelopment for the year ended December 31, 2006.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. Preliminary estimates of the estimated cost to repair the units is approximately $935,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In July 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units. Preliminary estimates of the estimated cost to repair the units is approximately $1,200,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In June 2006, Knollwood Apartments suffered fire damage from an electrical breaker box malfunction. Insurance proceeds of approximately $25,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $25,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In March 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which is included in rental income.

In July 2006, Lake Forest Apartments suffered water damage as a result of a water main failure.  Insurance proceeds of approximately $22,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $22,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $132,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty.

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which was recognized as a casualty gain.

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

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the partnership agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $518,000 compared to approximately $6,230,000 at December 31, 2005.  Cash and cash equivalents decreased approximately $5,712,000 since December 31, 2006 due to approximately $6,561,000 and $4,102,000 of cash used in financing and investing activities, respectively, partially offset by approximately $4,951,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners, principal payments on the mortgages encumbering the investment properties and additional loan costs paid related to some of the loans obtained in late 2005 partially offset by the receipt of advances from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows and the receipt of insurance proceeds from the casualties at Citadel Village Apartments, Lake Forest Apartments, Knollwood Apartments and Post Ridge Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project is estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project will consist of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs were incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. No such expenses were capitalized during 2006. The Partnership has no other material commitments for property improvements and replacements however certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $87,964,000 matures at various dates between 2007 and 2034 with balloon payments of approximately $7,574,000, $27,936,000, $9,003,000, $8,964,000 and $173,000 due in 2007, 2008, 2014, 2015 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Citadel Village Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $1,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $1,812,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,450,000. Closing costs of approximately $56,000 were capitalized during 2005 and are included in other assets. The new mortgage is part of the Permanent Credit Facility and requires monthly payments of interest beginning on December 16, 2005 until the loan matures on September 16, 2007, with a five-year extension option.  The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan on Citadel Village Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points and resets monthly.  The interest rate on the prior mortgage was 6.95% per annum. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month of the new mortgage. The loan is prepayable without penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Village East Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $2,000,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,150,000. Closing costs of approximately $70,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on January 1, 2006 until the loan matures on December 1, 2007, at which time the entire principal balance of $2,000,000 is due. The loan has a variable interest rate of the one month LIBOR rate plus 1.60% and resets monthly.

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

On August 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Foothill Place Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $7,000 during the year ended December 31, 2006 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $17,700,000, replaced the existing mortgage loan, which had an outstanding balance of $10,100,000.  Closing costs of approximately $193,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $92,000, beginning on October 1, 2005 until the loan matures on September 1, 2008, with a fixed interest rate of 4.72% and a balloon payment of approximately $16,836,000 due at maturity.  The Partnership may extend the term of the loan for two successive one-year periods by exercising the extension options as defined in the loan agreement.  The Partnership may prepay the loan with no penalty if prepayment in full is made no more than twelve months before the maturity date or during the extension periods.  However, if the loan is prepaid prior to twelve months before the maturity date then a prepayment penalty, as defined in the loan agreement, will apply.

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments.  The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below.  Closing costs of approximately $198,000 were capitalized during 2005 and are included in other assets.  The new mortgage requires monthly payments of interest only beginning on June 1, 2005 until November 1, 2006.  Beginning December 1, 2006, monthly payments of principal and interest of approximately $108,000 are required until the loan matures November 1, 2034.  The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter.  The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the Belmont Place Apartments mortgage, the Partnership provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  The first letter of credit for $2,500,000 was released during the fourth quarter of 2005 and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. The second letter of credit for $2,500,000 was released during the first quarter of 2006 and the funds were returned to the Partnership. The amount returned included interest of approximately $65,000.

The Partnership distributed the following amounts to its limited partners during the years ended December 31, 2006 and 2005 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Financing (1)	$6,687	$19.51	$ --	$ --
Sale (2)	225.65		14,425	42.08
Total	$6,912	$20.16	$14,425	$42.08

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

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $1,000 and $382,000, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2006 and 2005, respectively.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2007 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

The Partnership has entered into sales contracts with third parties relating to the sale of Citadel Apartments, Lake Forest Apartments and The Apartments which are projected to close during the first half of 2007.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 230,805 limited partnership units (the "Units") in the Partnership representing 67.33% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Item 7.

Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties IV

We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties IV as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2006 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 518
Receivables and deposits		651
Restricted escrows (Note A)		4,914
Other assets		1,717
Investment properties (Notes C, E and F):
Land	$ 11,030
Buildings and related personal property	128,850
	139,880
Less accumulated depreciation	(82,834)	57,046
		$ 64,846
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,315
Tenant security deposit liabilities		427
Accrued property taxes		1,178
Other liabilities		1,063
Distribution payable (Note D)		1,604
Due to affiliates (Note B)		1,724
Mortgage notes payable (Note C)		87,964

Partners' Deficit
General partners	$ (7,019)
Limited partners (342,773 units issued and
outstanding)	(24,410)	(31,429)
		$ 64,846

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:
Rental income	$21,378	$18,756
Other income	2,542	2,156
Casualty gains (Note G)	1,004	119
Total revenues	24,924	21,031

Expenses:
Operating	12,114	10,371
General and administrative	732	746
Depreciation	3,945	3,472
Interest	5,460	4,532
Property taxes	1,811	1,633
Loss on early extinguishment of debt (Note C)	--	17
Total expenses	24,062	20,771

Net income (Note H)	$ 862	$ 260

Net income allocated to general partners (4%)	$ 34	$ 10

Net income allocated to limited partners (96%)	828	250

	$ 862	$ 260

Net income per limited partnership unit	$ 2.41	$ .73

Distributions per limited partnership unit	$ 20.16	$ 42.08

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2004	342,773	$ (5,791)	$ (4,151)	$ (9,942)

Net income for the year ended
December 31, 2005	--	10	250	260

Distributions to partners	--	(983)	(14,425)	(15,408)

Partners' deficit at
December 31, 2005	342,773	(6,764)	(18,326)	(25,090)

Net income for the year ended
December 31, 2006	--	34	828	862

Distributions to partners	--	(289)	(6,912)	(7,201)

Partners' deficit at
December 31, 2006	342,773	$ (7,019)	$(24,410)	$(31,429)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 862	$ 260
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,945	3,472
Amortization of loan costs	326	207
Casualty gains	(1,004)	(119)
Loss on early extinguishment of debt	--	17
Change in accounts:
Receivables and deposits	483	53
Other assets	8	(135)
Accounts payable	115	(103)
Tenant security deposit liabilities	55	66
Accrued property taxes	2	185
Other liabilities	7	155
Due to affiliates	152	45

Net cash provided by operating activities	4,951	4,103

Cash flows from investing activities:
Property improvements and replacements	(6,709)	(16,471)
Net withdrawals from (deposits to) restricted escrows	1,603	(6,091)
Insurance proceeds received	1,004	119

Net cash used in investing activities	(4,102)	(22,443)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,197)	(591)
Repayment of mortgage notes payable	--	(27,130)
Proceeds from mortgage notes payable	--	63,362
Loan costs and pre-payment penalties paid	(23)	(758)
Advances from affiliates	1,572	6,944
Payments on advances from affiliates	--	(6,989)
Distributions to partners	(6,913)	(14,807)

Net cash (used in) provided by financing activities	(6,561)	20,031

Net (decrease) increase in cash and cash equivalents	(5,712)	1,691

Cash and cash equivalents at beginning of the year	6,230	4,539

Cash and cash equivalents at end of year	$ 518	$ 6,230

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 5,141	$ 4,143

Supplemental disclosure of non-cash information:
Property improvements and replacements included in accounts payable	$ 1,906	$ 147
Distributions included in distributions payable	$ 288	$ 601

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties.  The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date.  As of December 31, 2006, the Partnership operates 11 residential properties in or near major urban areas in the United States.

Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships, and its 99% limited partnership interest in Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd., Foothill Chimney Associates, L.P., and ConCap Stratford Associates, Ltd.  The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership.  All significant interpartnership balances have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $249,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows:

Tax Escrow Account: In connection with the second mortgages obtained on Citadel and Lake Forest Apartments in June 2004, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender. The Partnership is required to make monthly deposits of approximately $33,000.  At December 31, 2006, the total reserve balance was approximately $293,000.

In connection with the refinancing of Citadel Village and Village East in November of 2005, the lender required the establishment of a property tax escrow account to be maintained by the mortgage lender.  The Partnership is required to make monthly deposits of approximately $2,000 for each property.  At December 31, 2006, the total reserve balance was approximately $30,000.

Insurance Escrows:  In connection with the refinancing of Village East Apartments in November of 2005, the lender required the establishment of an insurance escrow account to be maintained by the mortgage lender.  The Partnership is required to make monthly deposits of approximately $2,000.  At December 31, 2006, the total reserve balance was approximately $5,000.

Lines of Credit Reserve Account:  In conjunction with the new mortgage obtained on Belmont Place Apartments in April 2005 the Partnership provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  During the year ended December 31, 2005, the first letter of credit for $2,500,000 was released and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. The second letter of credit for $2,500,000 was released during the first quarter of 2006 and the funds were returned to the Partnership. The amount returned included interest of approximately $65,000.

Renovation Escrow: In connection with the refinancing of Knollwood Apartments in November of 2005, the lender required the establishment of an escrow account for the purposes of renovations to be done on the property to be maintained by the lender. At December 31, 2006, the total reserve balance was approximately $3,657,000. The lender is also holding approximately $712,000, at December 31, 2006, of insurance proceeds received related to the casualties at Knollwood Apartments. Such funds are released as the repairs are completed.

Replacement Reserve Account: In connection with the second mortgages obtained on Citadel and Lake Forest Apartments in June 2004, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan terms.  The Partnership is required to make monthly deposits of approximately $6,000 and $7,000 for Citadel and Lake Forest Apartments, respectively.  At December 31, 2006, the total reserve balance was approximately $191,000.

In connection with the refinancing of Village East Apartments in November 2005, the lender required the establishment of a replacement reserve to be used for the funding of capital replacements throughout the loan term.  The Partnership is required to make monthly deposits of approximately $3,000.  At December 31, 2006, the total reserve balance was approximately $26,000.

Investments in Real Estate:  Investment properties consists of eleven apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of $56,000 and $398,000, property taxes of $9,000 and $7,000 and operating costs of $3,000 and $11,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs: Loan costs of approximately $1,793,000 net of accumulated amortization of approximately $713,000 are included in other assets at December 31, 2006.  The loan costs are amortized over the terms of the related loan agreements. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations and was approximately $326,000 and $207,000 for the years ended December 31, 2006 and 2005, respectively.  Amortization expense is expected to be approximately $286,000 in 2007, $183,000 in 2008, $94,000 in 2009, and $93,000 in both 2010 and 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments, including the mortgages encumbering Village East Apartments and Citadel Village Apartments and the second mortgages encumbering Citadel Apartments and Lake Forest Apartments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its fair value at December 31, 2006.

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

Advertising Costs: Advertising costs of approximately $597,000 and $935,000 in 2006 and 2005, respectively, are expensed as incurred and are included in operating expense.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership has not yet determined the effect that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,163,000 and $1,029,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $972,000 and $809,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are charges related to construction management services provided by an affiliate of the General Partner of approximately $441,000, and $285,000, respectively.  At December 31, 2006 approximately $138,000 of reimbursements for services was accrued and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,572,000 during the year ended December 31, 2006 to cover operating expenses of the Partnership and approximately $6,944,000 during the year ended December 31, 2005 to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property (see Note F). During the year ended December 31, 2005, the Partnership repaid approximately $7,043,000 which included approximately $54,000 of interest. The Partnership did not make any payments during the year ended December 31, 2006. Interest on advances is charged at prime plus 2% or 10.25% at December 31, 2006. Interest expense was approximately $15,000 and $54,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 approximately $1,586,000 was payable, including interest, and is included in due to affiliates. Subsequent to December 31, 2006, an affiliate of the General Partner advanced additional funds of approximately $1,685,000 to the Partnership to cover operating expenses and to pay real estate taxes at the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, respectively, the Partnership paid AIMCO and its affiliates approximately $583,000 and $297,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 230,805 limited partnership units (the "Units") in the Partnership representing 67.33% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
The Apartments	$ 3,936	$ 41	8.37% (a)	03/20	$ --
Arbours of Hermitage
Apartments	10,798	59	5.06% (a)	09/15	8,964
Belmont Place Apartments	19,223	108	5.14% (a)(f)	11/34	--
Citadel Apartments
1st mortgage	4,147	33	8.55% (a)	07/14	3,748
2nd mortgage	1,310	5	(b)(e)	07/07	1,310
Citadel Village Apartments	1,785		(c)	09/07	1,764
Foothill Place Apartments	17,355	92	4.72% (a)	09/08	16,836
Knollwood Apartments	11,435	64	5.20% (a)	12/08	11,100
Lake Forest Apartments
1st mortgage	5,916	42	7.43% (a)	07/14	5,255
2nd mortgage	2,500	17	(b)(e)	07/07	2,500
Post Ridge Apartments
1st mortgage	3,872	34	6.63% (a)	01/22	--
2nd mortgage	356	3	7.04% (a)	01/22	173
Rivers Edge Apartments	3,331	33	7.82% (a)	09/20	--
Village East Apartments	2,000	15	(d)(e)	12/07	2,000
Total	$87,964	$ 546			$53,650

(a)   Fixed rate mortgage.

(b)

Interest rate is variable and is equal to the Freddie Mac rate plus 300 basis points (8.20% at December 31, 2006).

(c)

Interest rate is variable and is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points (6.10% at December 31, 2006).

(d)

Interest rate is variable and is equal to the one month LIBOR rate plus 160 basis points (5.99% at December 31, 2006).

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

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Citadel Village Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $1,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $1,812,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,450,000. Closing costs of approximately $56,000 were capitalized during 2005 and are included in other assets. The new mortgage is part of the Permanent Credit Facility and requires monthly payments of interest beginning on December 16, 2005 until the loan matures on September 16, 2007, with a five-year extension option.  The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The new loan on Citadel Village Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points and resets monthly.  The interest rate on the prior mortgage was 6.95% per annum. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month of the new mortgage. The loan is prepayable without penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

On November 30, 2005, the Partnership refinanced the first mortgage encumbering one of its investment properties, Village East Apartments.  The Partnership recognized a loss on early extinguishment of debt of approximately $2,000 during the year ended December 31, 2005 due to the write off of unamortized loan costs.  The new mortgage loan, in the principal amount of $2,000,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,150,000. Closing costs of approximately $70,000 were capitalized during 2005 and are included in other assets. The new mortgage requires monthly payments of interest beginning on January 1, 2006 until the loan matures on December 1, 2007, at which time the entire principal balance of $2,000,000 is due. The loan has a variable interest rate of the one month LIBOR rate plus 1.60% and resets monthly.  The minimum interest rate for the term of the loan is the initial monthly rate at closing of the loan, which was 5.79%.  The loan is prepayable without penalty if repaid within either months one through nine or months twenty two through twenty four. There is a prepayment penalty of 1% of the amount repaid if the loan is prepaid within months ten through twenty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  The Partnership has the right to request an extension of the maturity date for one year to December 1, 2008 if such request is made within thirty to ninety days prior to December 1, 2007 and other specific terms as stipulated in the loan agreement are satisfied.

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

On April 29, 2005, the Partnership obtained a mortgage in the principal amount of $19,250,000 on Belmont Place Apartments. The Partnership received proceeds from the mortgage of approximately $14,084,000 after payment of closing costs and the funding of two letters of credit, as discussed below.  Closing costs of approximately $198,000 were capitalized during 2005 and are included in other assets.  The new mortgage requires monthly payments of interest only beginning on June 1, 2005 until November 1, 2006.  Beginning December 1, 2006, monthly payments of principal and interest of approximately $108,000 are required until the loan matures November 1, 2034.  The lender can exercise a call option on the mortgage on June 1, 2012 and every fifth anniversary thereafter.  The interest rate is fixed at 5.14% for the life of the mortgage.

In conjunction with the Belmont Place Apartments mortgage, the Partnership provided to the lender two letters of credit, each in the amount of $2,500,000, to secure the Partnership’s obligations under the mortgage.  The letters of credit are secured by proceeds from the mortgage financing which were deposited into an escrow account.  The lender will release the first letter of credit when the property has achieved annual rental income of approximately $2.9 million from 60% of the rental units and will release the second letter of credit when the property has achieved annual rental income of approximately $3.9 million from 88% of the rental units.  The first letter of credit for $2,500,000 was released during the fourth quarter of 2005 and the funds were returned to the Partnership. The amount returned included interest of approximately $33,000. The second letter of credit for $2,500,000 was released during the first quarter of 2006 and the funds were returned to the Partnership. The amount returned included interest of approximately $65,000.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 9,129
2008	29,465
2009	1,217
2010	1,299
2011	1,386
Thereafter	45,468
Total	$87,964

Note D - Distributions

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $1,000 and $382,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2006 and 2005, respectively.

During 2006, the Partnership declared distributions of approximately $7,200,000 (approximately $6,912,000 to the limited partners or $20.16 per limited partnership unit) consisting of sales proceeds of Briar Bay Apartments in 2004 and refinancing proceeds from Lake Forest in 2004.   Approximately $288,000 of these distributions from proceeds is payable at December 31, 2006 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

During 2005, the Partnership declared distributions of approximately $15,026,000 (approximately $14,425,000 to the limited partners or $42.08 per limited partnership unit) consisting of sales proceeds of South Port Apartments in 2003, and the 2004 sales of Point West Apartments, Nob Hill Apartments and Briar Bay Apartments. Approximately $601,000 of these distributions from proceeds is payable at December 31, 2006 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

In years prior to 2005 the Partnership distributed various amounts from the proceeds of property sales and refinancings. At December 31, 2006, approximately $715,000 of these distributions from proceeds is payable to the General Partner and Special Limited Partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
The Apartments	$ 3,936	$ 438	$ 6,218	$ 3,534
Arbours of Hermitage
Apartments	10,798	547	8,574	8,939
Belmont Place Apartments	19,223	659	7,188	24,030
Citadel Apartments	5,457	695	5,619	2,236
Citadel Village Apartments	1,785	337	3,334	2,305
Foothill Place Apartments	17,355	3,492	9,435	7,505
Knollwood Apartments	11,435	345	7,065	10,510
Lake Forest Apartments	8,416	692	5,811	4,442
Post Ridge Apartments	4,228	143	2,498	4,019
Rivers Edge Apartments	3,331	512	2,160	1,459
Village East Apartments	2,000	184	2,236	2,719
Totals	$87,964	$ 8,044	$60,138	$71,698

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
The Apartments	$ 438	$ 9,752	$ 10,190	$ 8,572	1973	04/84	5-30
Arbours of Hermitage
Apartments	547	17,513	18,060	13,616	1973	09/83	5-30
Belmont Place Apartments	3,737	28,140	31,877	2,250	2004/2005	08/82	5-30
Citadel Apartments	694	7,856	8,550	7,422	1973	05/83	5-30
Citadel Village Apartments	337	5,639	5,976	4,192	1974	12/82	5-30
Foothill Place Apartments	3,402	17,030	20,432	13,889	1973	08/85	5-30
Knollwood Apartments	345	17,575	17,920	11,356	1972	07/82	5-30
Lake Forest Apartments	692	10,253	10,945	9,185	1971	04/84	5-30
Post Ridge Apartments	143	6,517	6,660	5,268	1972	07/82	5-30
Rivers Edge Apartments	512	3,619	4,131	3,173	1976	04/83	5-30
Village East Apartments	183	4,956	5,139	3,911	1973	12/82	5-30

Totals	$11,030	$128,850	$139,880	$ 82,834

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	(in thousands)
	2006	2005
Investment Properties
Balance at beginning of year	$132,014	$118,780
Additions	8,468	13,311
Property dispositions	(602)	(77)
Balance at end of year	$139,880	$132,014

Accumulated Depreciation
Balance at beginning of year	$ 79,491	$ 76,096
Additions charged to expense	3,945	3,472
Property dispositions	(602)	(77)
Balance at end of year	$ 82,834	$ 79,491

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005, is approximately $151,892,000 and $144,435,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $93,047,000 and $88,870,000, respectively.

Note F – Redevelopment of Properties

During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project is estimated to cost approximately $7,500,000 and to be completed by the middle of 2007. The scope of the initial phase of the redevelopment project will consist of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping. Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs were incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. No such expenses were capitalized during 2006.

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

The Partnership entered into a construction contract with Casden Builders, Inc. (a related party) to develop the new Belmont Place Apartments at an estimated cost of approximately $26.9 million. The construction contract provided for the payment of the cost of the work plus a fee without a maximum guaranteed price. Construction was completed in 2005 at a total project cost of approximately $31.9 million. The Partnership funded construction expenditures from operating cash flow, proceeds from a cross collateralized loan, Partnership reserves, loans from an affiliate of the General Partner and sales proceeds.  For the year ended December 31, 2005, approximately $7,556,000 of construction costs were incurred. Included in these construction costs are capitalized interest costs of approximately $394,000, capitalized tax expense of approximately $6,000 and other construction period operating costs of approximately $10,000.  There were no capitalized costs related to the redevelopment for the year ended December 31, 2006.

Note G – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. Preliminary estimates of the estimated cost to repair the units is approximately $935,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In July 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units. Preliminary estimates of the estimated cost to repair the units is approximately $1,200,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In June 2006, Knollwood Apartments suffered fire damage from an electrical breaker box malfunction. Insurance proceeds of approximately $25,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $25,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In March 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which is included in rental income.

In July 2006, Lake Forest Apartments suffered water damage as a result of a water main failure.  Insurance proceeds of approximately $22,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $22,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $132,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty.

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which was recognized as a casualty gain.

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

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable (loss) allocated to the partners in the Partnership's information return for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005

Net income as reported	$ 862	$ 260
(Deduct) add:
Deferred revenue and other
liabilities	(84)	84
Depreciation differences	(232)	(536)
Accrued expenses	(8)	(8)
Other	179	270
Gain on casualty/
disposition/foreclosure	(1,004)	(119)

Federal taxable loss	$ (287)	$ (49)
Federal taxable loss per
Limited Partnership unit	$ (0.81)	$ (.14)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities for the year ended December 31, 2006 (in thousands):

Net liabilities as reported	$(31,429)
Land and buildings	12,012
Accumulated depreciation	(10,213)
Syndication fees	18,871
Other	4,952
Net liabilities - Federal tax basis	$ (5,807)

Note I – Other Event

The Partnership has entered into sales contracts with third parties relating to the sale of Citadel Apartments, Lake Forest Apartments and The Apartments, which are projected to close during the first half of 2007.  The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2006 and therefore continues to report the assets and liabilities of the three investment properties as held for investment and their respective operations as continuing operations.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action. The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Excise Tax

During 2006, the Partnership received an excise tax audit assessment from Tennessee in the amount of approximately $380,000 for the tax years 2002-2005. The Partnership does not believe it should be subject to excise tax and intends to formally contest such assessment. Therefore, the Partnership has not accrued any amounts related to this assessment.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Consolidated Capital Properties IV (the "Registrant" or "Partnership") has no directors or officers. ConCap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the Chief Financial Officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as Senior Vice President and Chief Financial Officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2006, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	67,033.5	19.55%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	29,612.5	8.64%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	134,159.0	39.14%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC  29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2006, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

	Number of	Percent
Name and Address	CEI Shares	Of Total
Insignia Properties Trust ("IPT")	100,000	100%
55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO.  As of December 31, 2006, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,163,000 and $1,029,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $972,000 and $809,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are charges related to construction management services provided by an affiliate of the General Partner of approximately $441,000, and $285,000, respectively.  At December 31, 2006 approximately $138,000 of reimbursements for services was accrued and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,572,000 during the year ended December 31, 2006 to cover operating expenses of the Partnership and approximately $6,944,000 during the year ended December 31, 2005 to assist with the construction of Belmont Place Apartments and to repay the mortgage encumbering the property (see Note F). During the year ended December 31, 2005, the Partnership repaid approximately $7,043,000 which included approximately $54,000 of interest. The Partnership did not make any payments during the year ended December 31, 2006. Interest on advances is charged at prime plus 2% or 10.25% at December 31, 2006. Interest expense was approximately $15,000 and $54,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 approximately $1,586,000 was payable, including interest, and is included in due to affiliates. Subsequent to December 31, 2006, an affiliate of the General Partner advanced additional funds of approximately $1,685,000 to the Partnership to cover operating expenses and to pay real estate taxes at the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, respectively, the Partnership paid AIMCO and its affiliates approximately $583,000 and $297,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 230,805 limited partnership units (the "Units") in the Partnership representing 67.33% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $107,000 and $99,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $51,000 and $45,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2007
Stephen B. Waters

CONSOLIDATED CAPITAL PROPERTIES IV

EXHIBIT INDEX

Exhibit

3

Certificate of Limited Partnership, as amended to date.

3.1

Seventh Amendment to The Limited Partnership Agreement of Consolidated Capital Properties IV, dated October 15, 2006 (Incorprorated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

10.78

Multifamily Note dated February 2, 2000 between Apartment Associates, Ltd., a Texas limited partnership and ARCS Commercial Mortgage Co., L.P., a California limited partnership. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1999).

10.81

Multifamily Note dated August 29, 2000 between ConCap Rivers Edge Associates, Ltd., a Texas Limited Partnership, and GMAC Commercial Mortgage Corporation, a California Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

10.107

Promissory Note (Belmont) dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated April 29, 2005).

10.108

Form of Letter of Credit (Belmont) dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated April 29, 2005).

10.109

Deed to Secure Debt and Security Agreement (Belmont) dated April 29, 2005 between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership and ING USA Annuity and Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated April 29, 2005).

10.110

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated August 31, 2005).

10.111

Promissory Note dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated August 31, 2005).

10.112

Guarantee Agreement dated August 31, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and New York Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated August 31, 2005).

10.113

Deed of Trust, Security Agreement and Fixture Filing dated August 30, 2005 between Foothill Chimney Associates L.P., a Georgia limited partnership and Transamerica Financial Life Insurance Company.  (Incorporated by reference to the Quarterly Report on Form 10-Q dated September 30, 2005).

10.114

Promissory Note dated August 30, 2005 between Foothill Chimney Associates, L.P., a Georgia limited partnership and Transamerica Financial Life Insurance Company. (Incorporated by reference to the Quarterly Report on Form 10-Q dated September 30, 2005).

10.115

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated November 30, 2005 between AIMCO Knollwood, LLC, a Delaware limited liability company and New York Life Insurance Company (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.116

Promissory Note dated November 30, 2005 between AIMCO Knollwood, LLC, a Delaware limited liability company and New York Life Insurance Company. (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.117

Form of Escrow Agreement dated November 30, 2005 between AIMCO Knollwood, LLC, a Delaware limited liability company and New York Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.118

Guarantee Agreement dated November 30, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and New York Life Insurance Company.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.119

Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Citadel Village) dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.120

Multifamily Note (Citadel Village) dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.121

Guarantee Agreement (Citadel Village) dated November 30, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.122

Replacement Reserve and Security Agreement (Citadel Village) dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2005).

10.123

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing (Village East) dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).

10.124

Promissory Note (Village East) dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).

10.125

Loan Agreement and Guarantee Agreement (Village East) dated November 30, 2005 between CCP IV Associates, LTD, a Texas limited partnership and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).

10.126

Purchase and Sale contract between Consolidated Capital Properties IV, a California limited partnership, Apartment Associates, Ltd., a Texas limited partnership and the affiliated Selling Partnership, and Northview Realty Group, Inc., a Canadian corporation, dated December 4, 2006. (Incorporated by reference to Current Report on Form 8-K dated December 4, 2006).

10.126a

First Amendment to Purchase and Sale contract between Consolidated Capital Properties IV, a California limited partnership, Apartment Associates, Ltd., a Texas limited partnership and the affiliated Selling Partnership, and Northview Realty Group, Inc., a Canadian corporation, dated January 18, 2007. (Incorporated by reference to Current Report on Form 8-K dated January 18, 2007).

10.127

Purchase and Sale contract between ConCap Citadel Associates, Ltd., a Texas limited partnership, and Cash Investments of El Paso, LLC, a Texas limited liability company dated December 11, 2006. (Incorporated by reference to Current Report on Form 8-K dated December 11, 2006).

10.127a

First Amendment to Purchase and Sale contract between ConCap Citadel Associates, Ltd., a Texas limited partnership, and Cash Investments of El Paso, LLC, a Texas limited liability company dated January 12, 2007. (Incorporated by reference to Current Report on Form 8-K dated January 12, 2007).

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

Exhibit 31.1

CERTIFICATION

I, Martha L. Long, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Consolidated Capital Properties IV;

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

Date:  March 29, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Consolidated Capital Properties IV;

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

Date:  March 29, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties IV (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.