Form 10QSB
period 2007-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2007-05-15
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 3,641
Receivables and deposits		894
Restricted escrows		2,919
Other assets		1,681
Assets held for sale (Notes A and G)		3,511
Investment properties:
Land	$ 9,206
Buildings and related personal property	103,639
	112,845
Less accumulated depreciation	(58,574)	54,271
		$ 66,917

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,207
Tenant security deposit liabilities		416
Accrued property taxes		371
Other liabilities		1,070
Distributions payable		1,604
Due to affiliates (Note B)		301
Mortgage notes payable		69,841
Liabilities related to assets held for sale
(Notes A and G)		12,682

Partners' Deficit
General partners	$ (7,055)
Limited partners (342,773 units issued and
outstanding)	(14,520)	(21,575)
		$ 66,917

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues:
Rental income	$ 4,171	$ 3,926
Other income	470	510
Casualty gain (Note D)	250	103
Total revenues	4,891	4,539

Expenses:
Operating	2,226	2,302
General and administrative	232	207
Depreciation	920	716
Interest	1,017	976
Property taxes	305	286
Total expenses	4,700	4,487
Income from continuing operations	191	52
(Loss) income from discontinued operations (Notes A, E and G)	(1,093)	63
Gain on sale of discontinued operations (Note E)	10,756	--
Net income	$ 9,854	$ 115

Net (loss) income allocated to general partners	$ (36)	$ 5
Net income allocated to limited partners	9,890	110
	$ 9,854	$ 115
Per limited partnership unit:
Income from continuing operations	$ .53	$ .15
(Loss) income from discontinued operations	(3.06)	.18
Gain on sale of discontinued operations	31.38	--
Net income per limited partnership unit	$ 28.85	$ .33

Distribution per limited partnership unit	$ --	$ 20.16

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2006	342,773	$ (7,019)	$(24,410)	$(31,429)

Net (loss) income for the three
months ended March 31, 2007	--	(36)	9,890	9,854

Partners' deficit at
March 31, 2007	342,773	$ (7,055)	$(14,520)	$(21,575)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 9,854	$ 115
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,054	849
Amortization of loan costs	81	80
Casualty gain	(255)	(103)
Gain on sale of investment property	(10,756)	--
Loss on extinguishment of debt	1,092	--
Change in accounts:
Receivables and deposits	(243)	444
Other assets	(322)	(481)
Accounts payable	454	366
Tenant security deposit liabilities	(11)	11
Accrued property taxes	(500)	(554)
Other liabilities	89	(34)
Due to affiliates	147	--
Net cash provided by operating activities	684	693

Cash flows from investing activities:
Net proceeds from sale of investment property	12,040	--
Property improvements and replacements	(3,447)	(746)
Net withdrawals from restricted escrows	1,995	2,688
Insurance proceeds received	255	103
Net cash provided by investing activities	10,843	2,045

Cash flows from financing activities:
Payments on mortgage notes payable	(382)	(286)
Repayment of mortgage notes payable	(5,447)	--
Prepayment penalty paid	(1,005)	--
Loan costs paid	--	(5)
Advances from affiliates	1,685	--
Payments on advances from affiliates	(3,255)	--
Distributions to partners	--	(6,913)
Net cash used in financing activities	(8,404)	(7,204)

Net increase (decrease) in cash and cash equivalents	3,123	(4,466)

Cash and cash equivalents at beginning of period	518	6,230
Cash and cash equivalents at end of period	$ 3,641	$ 1,764

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

During the three months ended March 31, 2006 distribution to partners was adjusted by approximately $287,000 for non-cash activity.

Cash paid for interest, net of capitalized interest, was approximately $1,367,000 and $1,303,000 for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 and 2006 approximately $1,177,000 and $136,000, respectively, of property improvements and replacements were included in accounts payable.  At December 31, 2006 and 2005 approximately $1,906,000 and $147,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at March 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 has been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the three months ended March 31, 2007 of these properties are included in loss from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007 and the respective assets and liabilities are classified as held for sale as of March 31, 2007 on the accompanying consolidated balance sheet.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Partnership’s consolidated financial statements.

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

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $298,000 and $283,000 for the three months ended March 31, 2007 and 2006 respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $317,000 and $226,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale, and gain on sale of discontinued operations for the three months ended March 31, 2007 and 2006, are construction management services provided by an affiliate of the General Partner of approximately $155,000 and $80,000, respectively. At March 31, 2007 approximately $301,000 of reimbursements for services was accrued and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,685,000 during the three months ended March 31, 2007 to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for Knollwood Apartments.  During the same period, the Partnership repaid approximately $3,345,000 which included approximately $90,000 of interest.  The Partnership did not receive any advances nor make any payments during the three months ended March 31, 2006.  Interest on advances was charged at prime plus 2% which was 10.25% at March 31, 2007. Interest expense was approximately $75,000 and less than $1,000 for the three months ended March 31, 2007 and 2006, respectively.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the three months ended March 31, 2007 and 2006 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of March 31, 2007, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At March 31, 2007, approximately $1,604,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $707,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $583,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  Subsequent to March 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $19,600,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the three months ended March 31, 2007 additional costs of approximately $1,174,000 have been incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2007, approximately $28,000 of construction period interest was capitalized related to the redevelopment.

Note D – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units is approximately $940,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In March 2007, Post Ridge Apartments suffered fire damage to one rental unit. Preliminary estimates of the estimated cost to repair the unit is approximately $39,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units is approximately $160,000.  Subsequent to March 31, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In July 2006, Knollwood Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $737,000 which is expected to be covered by insurance proceeds.  Insurance proceeds of approximately $250,000 were received during the three months ended March 31, 2007. The Partnership recognized a casualty gain of approximately $250,000 during the three months ended March 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Subsequent to March 31, 2007 the partnership received approximately $407,000 of additional insurance proceeds related to this casualty of which approximately $68,000 was to cover lost rents.  Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty. Included in these casualty costs are capitalized interest costs of approximately $20,000, capitalized tax expenses of approximately $4,000 and capitalized operating costs of approximately $2,000.

In July 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units. Preliminary estimates of the estimated cost to repair the units is approximately $1,200,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In March 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which was included in rental income during 2006. Subsequent to March 31, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which will be recognized as a casualty gain during the three months ended June 30, 2007.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $132,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2006, of which approximately $75,000 was recognized during the three months ended March 31, 2006, as the damaged assets were fully depreciated at the time of the casualty.

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the three months ended March 31, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain during the three months ended March 31, 2006.

Note E – Sale of Investment Property

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,756,000 during the three months ended March 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, loss of approximately $1,135,000 and income of approximately $36,000, including revenues of approximately $447,000 and $460,000, have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

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

Note G – Subsequent Events

Subsequent to March 31, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,500,000. The net proceeds realized by the Partnership were approximately $13,326,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership anticipates recognizing a gain of approximately $11,514,000 during the second quarter of 2007 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt of approximately $1,142,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,011,000.  In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $39,000 and $17,000, including revenues of approximately $606,000 and $593,000 have been classified as income from discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

Subsequent to March 31, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,100,000. The net proceeds realized by the Partnership were approximately $7,994,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates recognizing a gain of approximately $6,354,000 during the second quarter of 2007 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt of approximately $1,024,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $963,000.  In accordance with SFAS No. 144, the operations of The Apartments, income of approximately $3,000 and $10,000, including revenues of approximately $368,000 and $382,000 have been classified as income from discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

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

The Partnership's investment properties consist of ten apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

The Apartments (1)	94%	97%
Omaha, NE
Arbours of Hermitage Apartments	95%	96%
Nashville, TN
Belmont Place (2)	94%	87%
Marietta, GA
Citadel Village Apartments (3)	96%	91%
Colorado Springs, CO
Foothill Place Apartments	95%	97%
Salt Lake City, UT
Knollwood Apartments (4)	88%	98%
Nashville, TN
Lake Forest Apartments	96%	96%
Omaha, NE
Post Ridge Apartments	95%	95%
Nashville, TN
Rivers Edge Apartments (5)	98%	93%
Auburn, WA
Village East Apartments (3)	96%	91%
Cimarron Hills, CO

(1)

The decrease in occupancy at The Apartments is due to the competitive market in the area.

(2)

The increase in occupancy at Belmont Place Apartments is due to the redevelopment of the property being completed during late 2005 and units being leased up throughout 2006.

(3)

The increase in occupancy at Citadel Village Apartments and Village East Apartments is due to a reduction in turnover and a more stabilized market.

(4)

The decrease in occupancy at Knollwood Apartments is a result of several casualties that occurred during 2006 at the property which has resulted in units being unavailable for rent. In addition the property is currently in redevelopment as discussed below.

(5)

The increase in occupancy at Rivers Edge Apartments can be attributed to fewer move-outs in the first quarter and a stronger market.

During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  Subsequent to March 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $19,600,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the three months ended March 31, 2007 additional costs of approximately $1,174,000 have been incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2007, approximately $28,000 of construction period interest was capitalized related to the redevelopment.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $9,854,000, compared to net income of approximately $115,000 for the three months ended March 31, 2006.  The increase in net income is primarily due to the recognition of a gain on sale of discontinued operations, the recognition of a casualty gain at Knollwood Apartments and an increase in total revenues partially offset by an increase in loss from discontinued operations and total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 has been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the three months ended March 31, 2007 of these properties are included in loss from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007 and the respective assets and liabilities are classified as held for sale as of March 31, 2007 on the accompanying consolidated balance sheet.

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,756,000 during the three months ended March 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments loss of approximately $1,135,000 and income of approximately $36,000, including revenues of approximately $447,000 and $460,000, have been classified as (loss) income from discontinued operations on the accompanying consolidated statement of operations for the three months ended March 31, 2007 and 2006, respectively.

Total revenues increased due to an increase in rental income and the recognition of casualty gains partially offset by a decrease in other income.  The increase in rental income is due to an increase in occupancy at four of the investment properties and an increase in the average rental rate at eight of the investment properties which more than offset the decrease in occupancy at three of the investment properties.  Other income decreased due to a decrease in interest income earned in 2006 on escrow balances held by the lenders in connection with Belmont Apartments.  The escrow balances were released to the Partnership during 2006 and the funds were used for operations.

Total expenses increased due to increases in depreciation, interest, property tax and general and administrative expenses partially offset by a decrease in operating expense.  Depreciation expense increased due to assets being placed into service at several of the properties over the past year.  Interest expense increased due to an increase in interest charged on advances received from an affiliate of the General Partner during the past year.  Property taxes increased due to an increase in the assessed value of Belmont Place, Arbours of Hermitage Apartments and Knollwood Apartments.  General and administrative expenses increased due to an increase in partnership franchise and excise taxes due to additional taxes due during the three months ended March 31, 2007 and an increase in management reimbursements charged by an affiliate of the General Partner.   Operating expense decreased due to a decrease in advertising, property, and maintenance expenses partially offset by an increase in insurance expense.  Advertising expense decreased predominantly due to a decrease in advertising at Belmont Place incurred at the beginning of 2006 as the property was beginning to lease apartments after completion of its redevelopment at the end of 2005.  Property expenses decreased as a result of a decrease in legal expenses associated with arbitration with a vendor over payment of prior services at Citadel Village which was resolved in 2006.  Maintenance expense decreased due to an overall decrease in repair and clean up costs associated with various casualties which occurred at several of the investment properties for the comparable period.  Insurance expense increased predominantly due to an increase in the insurance premiums of Belmont Apartments.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units is approximately $940,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In March 2007, Post Ridge Apartments suffered fire damage to one rental unit. Preliminary estimates of the estimated cost to repair the unit is approximately $39,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units is approximately $160,000.  Subsequent to March 31, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In July 2006, Knollwood Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $737,000 which is expected to be covered by insurance proceeds.  Insurance proceeds of approximately $250,000 were received during the three months ended March 31, 2007. The Partnership recognized a casualty gain of approximately $250,000 during the three months ended March 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Subsequent to March 31, 2007 the partnership received approximately $407,000 of additional insurance proceeds related to this casualty of which approximately $68,000 was to cover lost rents.  Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty. Included in these casualty costs are capitalized interest costs of approximately $20,000, capitalized tax expenses of approximately $4,000 and capitalized operating costs of approximately $2,000.

In July 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units. Preliminary estimates of the estimated cost to repair the units is approximately $1,200,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In March 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which was included in rental income during 2006. Subsequent to March 31, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which will be recognized as a casualty gain during the three months ended June 30, 2007.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $132,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2006, of which approximately $75,000 was recognized during the three months ended March 31, 2006, as the damaged assets were fully depreciated at the time of the casualty.

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the three months ended March 31, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain during the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $3,641,000 compared to approximately $1,764,000 at March 31, 2006. The increase in cash and cash equivalents of approximately $3,123,000 from December 31, 2006, is due to approximately $10,843,000 and $684,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $8,404,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Citadel Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Citadel Apartments, monthly payments on mortgages notes and payment of a prepayment penalty related to Citadel Apartments partially offset by the receipt of advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $15,000 of capital improvements at The Apartments, consisting primarily of floor covering and office computer replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold The Apartments to a third party.

Arbours of Hermitage Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $56,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of electrical breaker improvements and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the three months ended March 31, 2007, the Partnership completed approximately $24,000 of capital improvements at Belmont Place, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $58,000 of capital improvements at Citadel Village Apartments, consisting primarily of grounds lighting, swimming pool and spa resurfacing, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $178,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, plumbing upgrades, vinyl siding, floor covering, appliance and countertop replacements, structural improvements and sprinkler system improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $2,171,000 of capital improvements at Knollwood Apartments, consisting primarily of appliance and floor covering replacements, furniture replacements and building and structural improvements. These improvements were funded from operating cash flow, Partnership reserves and advances from an affiliate of the General Partner.   During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  Subsequent to March 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $19,600,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the three months ended March 31, 2007 additional costs of approximately $1,174,000 have been incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2007, approximately $28,000 of construction period interest was capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $35,000 of capital improvements at Lake Forest Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party.

Post Ridge Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $91,000 of capital improvements at Post Ridge Apartments, consisting primarily of roof replacements, floor covering replacements and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $18,000 of capital improvements at Rivers Edge Apartments, consisting primarily of trash enclosures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $54,000 of capital improvements at Village East Apartments, consisting primarily of grounds lighting, floor covering replacements, stair tread and hand rail replacements, and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $18,000 of capital improvements at Citadel Apartments, consisting primarily of floor covering replacements.  These improvements were funded from operating cash flow. Citadel Apartments was sold on March 30, 2007.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $82,135,000 matures at various dates between 2007 and 2034 with balloon payments of approximately $6,264,000, $27,936,000, $5,255,000, $8,964,000 and $173,000 due in 2007, 2008, 2014, 2015 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2007 and 2006 (in thousands, except per unit data).

	Three months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2007	Unit	March 31, 2006	Unit

Financing (1)	$ --	$ --	$6,687	$19.51
Sale (2)	--	--	225.65
Total	$ --	$ --	$6,912	$20.16

(1)

Portion of second mortgage loan proceeds obtained on Lake Forest Apartments during 2004.

(2)

Remaining sale proceeds from the 2004 sale of Briar Bay Apartments.

In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately zero and $1,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the three months ended March 31, 2007 and 2006, respectively.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 230,932 limited partnership units (the “Units”) in the Partnership representing 67.37% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

10.128

Third Amendment to Purchase and Sale Contract between Consolidated Capital Properties IV, a California limited partnership, Apartment Associates, Ltd, a Texas limited partnership and the affiliated Selling Partnerships, and 11402 Evans Omaha LLC, 7349 Grant Omaha LLC, and 1010 Grand Plaza Omaha LLC, all three of which are Iowa limited liability companies, dated March 28, 2007. (Incorporated by reference to Current Report on Form 8-K dated March 28, 2007).

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

Date: May 15, 2007

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

Date: May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.