Form 10QSB
period 2007-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2007-08-14
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 7,044
Receivables and deposits		722
Restricted escrows		2,834
Other assets		1,414
Investment properties:
Land	$ 9,206
Buildings and related personal property	108,042
	117,248
Less accumulated depreciation	(58,919)	58,329
		$ 70,343

Liabilities and Partners' Deficiency (Capital)
Liabilities
Accounts payable		$ 1,663
Tenant security deposit liabilities		388
Accrued property taxes		650
Other liabilities		968
Distributions payable (Note B)		1,604
Mortgage notes payable		69,522
		74,795
Partners' (Deficiency) Capital
General partners	$ (7,101)
Limited partners (342,773 units issued and
outstanding)	2,649	(4,452)
		$ 70,343

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Rental income	$ 4,300	$ 3,952	$ 8,471	$ 7,878
Other income	578	439	1,048	949
Total revenues	4,878	4,391	9,519	8,827

Expenses:
Operating	2,215	2,271	4,441	4,573
General and administrative	251	180	483	387
Depreciation	936	873	1,856	1,589
Interest	889	967	1,906	1,943
Property taxes	345	247	650	533
Total expenses	4,636	4,538	9,336	9,025

Income (loss) before casualty gain and
discontinued operations	242	(147)	183	(198)
Casualty gains (Note D)	768	--	1,018	103
(Loss) income from discontinued operations
(Notes A and E)	(2,152)	87	(3,245)	150
Gain on sale of discontinued operations
(Note E)	18,265	--	29,021	--
Net income (loss)	$17,123	$ (60)	$26,977	$ 55

Net (loss) income allocated to general
partners	$ (46)	$ (3)	$ (82)	$ 2
Net income (loss) allocated to limited
partners	17,169	(57)	27,059	53
	$17,123	$ (60)	$26,977	$ 55
Per limited partnership unit:
Income (loss) from continuing operations	$ 2.83	$ (.42)	$ 3.36	$ (.27)
Loss (income) from discontinued operations	(6.03)	.24	(9.09)	.42
Gain on sale of discontinued operations	53.29	--	84.67	--
Net income (loss) per limited partnership unit	$50.09	$ (.18)	$ 78.94	$ .15

Distributions per limited partnership unit	$ --	$ --	$ --	$ 20.16

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'
	Units	Partners	Partners	Deficit

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2006	342,773	$ (7,019)	$(24,410)	$(31,429)

Net (loss) income for the six
months ended June 30, 2007	--	(82)	27,059	26,977

Partners' deficiency (capital) at
June 30, 2007	342,773	$ (7,101)	$ 2,649	$ (4,452)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$26,977	$ 55
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,990	1,858
Amortization of loan costs	142	162
Casualty gains	(1,023)	(103)
Gain on sale of investment properties	(29,021)	--
Loss on extinguishment of debt	3,332	--
Change in accounts:
Receivables and deposits	(71)	284
Other assets	(117)	(311)
Accounts payable	(277)	116
Tenant security deposit liabilities	(39)	28
Accrued property taxes	(528)	(211)
Other liabilities	(95)	117
Due to affiliates	(152)	--
Net cash provided by operating activities	1,118	1,995
Cash flows from investing activities:
Net proceeds from sale of investment properties	33,631	--
Property improvements and replacements	(8,258)	(2,067)
Net withdrawals from restricted escrows	2,080	2,509
Insurance proceeds received	1,023	153
Net cash provided by investing activities	28,476	595
Cash flows from financing activities:
Payments on mortgage notes payable	(701)	(577)
Repayment of mortgage notes payable	(17,741)	--
Prepayment penalty paid	(3,054)	--
Loan costs paid	--	(23)
Advances from affiliates	1,685	--
Payments on advances from affiliates	(3,257)	--
Distributions to partners	--	(6,912)
Net cash used in financing activities	(23,068)	(7,512)
Net increase (decrease) in cash and cash equivalents	6,526	(4,922)
Cash and cash equivalents at beginning of period	518	6,230
Cash and cash equivalents at end of period	$ 7,044	$ 1,308

See Accompanying Notes to Consolidated Financial Statements

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

During the six months ended June 30, 2006, distributions payable to partners was adjusted by approximately $288,000 for non-cash activity.

Cash paid for interest, net of capitalized interest, was approximately $2,286,000 and $2,570,000 for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007 and 2006 approximately $1,359,000 and $266,000, respectively, of property improvements and replacements were included in accounts payable.  At December 31, 2006 and 2005 approximately $1,906,000 and $147,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at June 30, 2007 and 2006, respectively.

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three and six months ended June 30, 2006 has been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the three and six months ended June 30, 2007 of these properties are included in loss from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $546,000 and $574,000 for the six months ended June 30, 2007 and 2006 respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $710,000 and $411,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2007 and 2006, are construction management services provided by an affiliate of the General Partner of approximately $368,000 and $154,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,685,000 during the six months ended June 30, 2007 to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for Knollwood Apartments.  During the same period, the Partnership repaid approximately $3,347,000 which included approximately $90,000 of interest.  The Partnership did not receive any advances nor make any payments during the six months ended June 30, 2006.  Interest on advances was charged at prime plus 2%. Interest expense was approximately $75,000 and less than $1,000 for the six months ended June 30, 2007 and 2006, respectively. There were no advances outstanding at June 30, 2007.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the six months ended June 30, 2007 and 2006 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of June 30, 2007, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At June 30, 2007, approximately $1,604,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $794,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $583,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the six months ended June 30, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $19,600,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the six months ended June 30, 2007 additional costs of approximately $3,007,000 have been incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2007, approximately $83,000 of construction period interest was capitalized related to the redevelopment.

Note D – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units is approximately $940,000. Insurance proceeds of approximately $250,000 were received during the three months ended June 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 during the three months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In March 2007, Post Ridge Apartments suffered fire damage to one rental unit. Preliminary estimate of the estimated cost to repair the unit is approximately $39,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units is approximately $160,000.  During the three months ended June 30, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $99,000 during the three months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In July 2006, Knollwood Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $924,000 which is expected to be covered by insurance proceeds.  Insurance proceeds of approximately $657,000 were received during the three and six months ended June 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the six months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership does not anticipate receiving any additional proceeds related to this casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000.

In March 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which was included in rental income during 2006. During the three months ended June 30, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which were recognized as a casualty gain during the three months ended June 30, 2007.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $132,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2006, of which approximately $75,000 was recognized during the six months ended June 30, 2006, as the damaged assets were fully depreciated at the time of the casualty.

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the six months ended June 30, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain during the six months ended June 30, 2006.

Note E – Sale of Investment Properties

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the six months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $74,000 including revenues of approximately $450,000 and $928,000, have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the three months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $51,000, including revenues of approximately $653,000 and $1,190,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the three months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $25,000, including revenues of approximately $401,000 and $743,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Arbours of Hermitage Apartments	94%	96%
Nashville, TN
Belmont Place (1)	96%	86%
Marietta, GA
Citadel Village Apartments (2)	96%	89%
Colorado Springs, CO
Foothill Place Apartments	96%	96%
Salt Lake City, UT
Knollwood Apartments (4)	92%	95%
Nashville, TN
Post Ridge Apartments	95%	95%
Nashville, TN
Rivers Edge Apartments (3)	98%	93%
Auburn, WA
Village East Apartments (2)	96%	90%
Cimarron Hills, CO

(1)

The increase in occupancy at Belmont Place Apartments is due to the redevelopment of the property being completed during late 2005 and units being leased up throughout 2006.

(2)

The increase in occupancy at Citadel Village Apartments and Village East Apartments is due to a reduction in turnover and a more stabilized market, improved curb appeal and increased advertising.

(3)

The increase in occupancy at Rivers Edge Apartments can be attributed to fewer move-outs during 2007 and a stronger market.

(4)

The decrease in occupancy at Knollwood Apartments is a result of several casualties that occurred in 2006 which has resulted in units being unavailable for rent. In addition the property is currently in redevelopment as discussed below.

During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the six months ended June 30, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $19,600,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the six months ended June 30, 2007 additional costs of approximately $3,007,000 have been incurred. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2007, approximately $83,000 of construction period interest was capitalized related to the redevelopment.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $17,123,000 and $26,977,000, respectively, compared to a net loss of approximately $60,000 for the three months ended June 30, 2006 and net income of approximately $55,000 for the six months ended June 30, 2006.  The increase in net income is primarily due to the recognition of a gain on sale of discontinued operations, the recognition of casualty gains and an increase in rental and other income partially offset by an increase in loss from discontinued operations and total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three and six months ended June 30, 2006 has been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the three and six months ended June 30, 2007 of these properties are included in loss from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the six months ended

June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $74,000 including revenues of approximately $450,000 and $928,000, have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the three months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $51,000, including revenues of approximately $653,000 and $1,190,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the three months ended June 30, 2007 as a result of the sale. In addition, the Partnership a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $25,000, including revenues of approximately $401,000 and $743,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

Total revenues increased for both the three and six months ended June 30, 2007 due to increases in rental income and other income.  Rental income increased due to an increase in the average rental rates at seven of the investment properties and an increase in occupancy at four of the investment properties.  Other income increased due to an increase in utility reimbursements and interest income.

Total expenses increased for the six months ended June 30, 2007 primarily due to increases in property tax, general and administrative and depreciation expenses partially offset by a decrease in operating expense. Interest expense remained relatively constant for the comparable period. Property tax expense increased primarily due to an increase in the assessed value at Belmont Apartments and Knollwood Apartments and a decrease in capitalized taxes at Belmont Apartments.  Operating expense decreased due to a decrease in advertising and property expenses partially offset by an increase in insurance expense.  Advertising expense decreased predominantly due to a decrease in advertising at Belmont Place incurred at the beginning of 2006 as the property was beginning to lease apartments after completion of its redevelopment at the end of 2005.  Property expenses decreased as a result of a decrease in legal expenses associated with arbitration with a vendor over payment of prior services at Citadel Village which was resolved in 2006. Insurance expense increased predominantly due to an increase in the insurance premiums of Belmont Apartments. Depreciation expense increased due to assets being placed into service at Belmont Apartments, Knollwood Apartments and Post Ridge Apartments.  Total expenses increased for the three months ended June 30, 2007 due to increases in property tax, depreciation and general and administrative expenses partially offset by a decrease in interest expense. Operating expense remained relatively constant for the comparable period.  Property tax expense increased due to an increase in the assessed value at Belmont Apartments and Knollwood Apartments and a decrease in capitalized taxes at Belmont Apartments.  Depreciation expense increased due to assets being placed into service at Belmont Apartments, Knollwood Apartments and Post Ridge Apartments. Interest expense decreased for the period due to an increase in capitalized interest expense at Knollwood Apartments.

General and administrative costs increased for both periods due to an increase in costs included in reimbursements to the General Partner. Included in general and administrative expenses for the six months ended June 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units is approximately $940,000. Insurance proceeds of approximately $250,000 were received during the three months ended June 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 during the three months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In March 2007, Post Ridge Apartments suffered fire damage to one rental unit. Preliminary estimates of the estimated cost to repair the unit is approximately $39,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units is approximately $160,000.  During the three months ended June 30, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $99,000 during the three months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In July 2006, Knollwood Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $924,000 which is expected to be covered by insurance proceeds.  Insurance proceeds of approximately $657,000 were received during the three and six months ended June 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the six months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership does not anticipate receiving any additional proceeds related to this casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000.

In March 2006, Knollwood Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which was included in rental income during 2006. During the three months ended June 30, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which were recognized as a casualty gain during the three months ended June 30, 2007.

In February 2006, Citadel Village Apartments suffered fire damage to three rental units.  Insurance proceeds of approximately $132,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $132,000 during the year ended December 31, 2006, of which approximately $75,000 was recognized during the six months ended June 30, 2006, as the damaged assets were fully depreciated at the time of the casualty.

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the six months ended June 30, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain during the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $7,044,000 compared to approximately $1,308,000 at June 30, 2006. The increase in cash and cash equivalents of approximately $6,526,000 from December 31, 2006, is due to approximately $28,476,000 of cash provided by investing activities and approximately $1,118,000 of cash provided by operating activities offset by approximately $23,068,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Citadel Apartments, The Apartments and Lake Forest Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Citadel Apartments, The Apartments, and Lake Forest Apartments, monthly payments on mortgage notes and payments of prepayment penalties related to Citadel Apartments, The Apartments and Lake Forest Apartments partially offset by the receipt of advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $15,000 of capital improvements at The Apartments, consisting primarily of floor covering and office computer replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold The Apartments to a third party.

Arbours of Hermitage Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $167,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of electrical breaker improvements, floor covering replacements, grounds lighting, and casualty repairs. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the six months ended June 30, 2007, the Partnership completed approximately $44,000 of capital improvements at Belmont Place, consisting primarily of floor covering, appliance and grounds lighting replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $138,000 of capital improvements at Citadel Village Apartments, consisting primarily of grounds lighting, swimming pool and spa resurfacing, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $537,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, plumbing upgrades, vinyl siding, floor covering, appliance and countertop replacements, structural improvements and sprinkler system improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Knollwood Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $6,307,000 of capital improvements at Knollwood Apartments, consisting primarily of appliance and floor covering replacements, furniture replacements and building and structural improvements. These improvements were funded from operating cash flow, insurance proceeds, Partnership reserves and advances from an affiliate of the General Partner.   During August 2006 the Partnership commenced with a phased redevelopment project for Knollwood Apartments.  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the six months ended June 30, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $19,600,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the six months ended June 30, 2007 additional costs of approximately $3,007,000 have been incurred which is included in the $6,307,000 of capital improvements for the six months ended June 30, 2007. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2007, approximately $83,000 of construction period interest was capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $35,000 of capital improvements at Lake Forest Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party.

Post Ridge Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $277,000 of capital improvements at Post Ridge Apartments, consisting primarily of roof replacements, floor covering replacements and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $76,000 of capital improvements at Rivers Edge Apartments, consisting primarily of dumpster enclosures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $99,000 of capital improvements at Village East Apartments, consisting primarily of grounds lighting, floor covering replacements, water heater replacements, stair tread and hand rail replacements, and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $16,000 of capital improvements at Citadel Apartments, consisting primarily of floor covering replacements.  These improvements were funded from operating cash flow. Citadel Apartments was sold on March 30, 2007.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $69,522,000 matures at various dates between 2007 and 2034 with balloon payments of approximately $3,764,000, $27,936,000, $8,964,000 and $173,000 due in 2007, 2008, 2015 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Financing (1)	$ --	$ --	$6,687	$19.51
Sale (2)	--	--	225.65
Total	$ --	$ --	$6,912	$20.16

(1)

Portion of second mortgage loan proceeds obtained on Lake Forest Apartments during 2004.

(2)

Remaining sale proceeds from the 2004 sale of Briar Bay Apartments.

In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately zero and $1,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2007 and 2006, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 230,932 limited partnership units (the “Units”) in the Partnership representing 67.37% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on June 17, 2007, AIMCO Properties, L.P. commenced a tender offer to acquire up to 68,554 Units for a purchase price of $135.00 per Unit. Such offer expires on August 17, 2007. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties IV (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.