Form 10QSB
period 2007-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2007-11-14
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 9,105
Receivables and deposits		877
Restricted escrows		1,499
Other assets		1,306
Investment properties:
Land	$ 9,206
Buildings and related personal property	112,012
	121,218
Less accumulated depreciation	(60,018)	61,200
		$ 73,987
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 1,867
Tenant security deposit liabilities		419
Accrued property taxes		645
Other liabilities		882
Distributions payable (Note B)		1,604
Mortgage notes payable		73,245
		78,662
Partners' (Deficiency) Capital
General partners	$ (7,110)
Limited partners (342,773 units issued and outstanding)	2,435	(4,675)
		$ 73,987

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Rental income	$ 4,309	$ 4,067	$12,780	$11,945
Other income	581	534	1,629	1,483
Total revenues	4,890	4,601	14,409	13,428

Expenses:
Operating	2,547	2,449	6,988	7,022
General and administrative	159	191	642	578
Depreciation	1,118	887	2,974	2,476
Interest	982	977	2,888	2,920
Property taxes	340	249	990	782
Total expenses	5,146	4,753	14,482	13,778

Loss before casualty gain and discontinued
operations	(256)	(152)	(73)	(350)
Casualty gains (Note E)	33	567	1,051	670
Income (loss) from discontinued operations
(Notes A and F)	--	135	(3,245)	285
Gain on sale of discontinued operations
(Note F)	--	--	29,021	--
Net (loss) income	$ (223)	$ 550	$26,754	$ 605

Net (loss) income allocated to general
partners	$ (9)	$ 22	$ (91)	$ 24
Net (loss) income allocated to limited
partners	(214)	528	26,845	581
	$ (223)	$ 550	$26,754	$ 605
Per limited partnership unit:
(Loss) income from continuing operations	$ (.62)	$ 1.16	$ 2.74	$ .89
Income (loss) from discontinued operations	--	.38	(9.09)	.80
Gain on sale of discontinued operations	--	--	84.67	--
Net (loss) income per limited partnership unit	$ (.62)	$ 1.54	$ 78.32	$ 1.69

Distributions per limited partnership unit	$ --	$ --	$ --	$ 20.16

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'
	Units	Partners	Partners	Deficit

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2006	342,773	$(7,019)	$(24,410)	$(31,429)

Net (loss) income for the nine months
ended September 30, 2007	--	(91)	26,845	26,754

Partners' (deficiency) capital at
September 30, 2007	342,773	$(7,110)	$ 2,435	$ (4,675)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 26,754	$ 605
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,108	2,886
Amortization of loan costs	201	245
Casualty gains	(1,056)	(695)
Gain on sale of investment properties	(29,021)	--
Loss on extinguishment of debt	3,332	--
Change in accounts:
Receivables and deposits	(226)	408
Other assets	25	(358)
Accounts payable	93	83
Tenant security deposit liabilities	(8)	55
Accrued property taxes	(533)	(127)
Other liabilities	(181)	173
Due to affiliates	(152)	--
Net cash provided by operating activities	2,336	3,275
Cash flows from investing activities:
Net proceeds from sale of investment properties	33,631	--
Property improvements and replacements	(12,413)	(3,582)
Net withdrawals from restricted escrows	3,415	2,041
Insurance proceeds received	1,056	695
Net cash provided by (used in) investing activities	25,689	(846)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,022)	(872)
Proceeds from mortgage notes payable	5,810	--
Repayment of mortgage notes payable	(19,507)	--
Loan costs and prepayment penalties paid	(3,147)	(23)
Advances from affiliate	1,685	--
Payments on advances from affiliate	(3,257)	--
Distributions to partners	--	(6,912)
Net cash used in financing activities	(19,438)	(7,807)
Net increase (decrease) in cash and cash equivalents	8,587	(5,378)
Cash and cash equivalents at beginning of period	518	6,230
Cash and cash equivalents at end of period	$ 9,105	$ 852

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities.

During the nine months ended September 30, 2006 distributions payable to partners was adjusted by approximately $288,000 for non-cash activity.

At September 30, 2007 and 2006 approximately $1,193,000 and $229,000, respectively, of property improvements and replacements were included in accounts payable.  At December 31, 2006 and 2005 approximately $1,906,000 and $147,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at September 30, 2007 and 2006, respectively.

Cash paid for interest, net of capitalized interest, was approximately $3,172,000 and $3,849,000 for the nine months ended September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 have been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the three and nine months ended September 30, 2007 of these properties are included in income (loss) from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $788,000 and $865,000 for the nine months ended September 30, 2007 and 2006 respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $953,000 and $642,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the nine months ended September 30, 2007 and 2006, are construction management services provided by an affiliate of the General Partner of approximately $518,000 and $248,000, respectively.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,685,000 during the nine months ended September 30, 2007 to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue (formerly known as Knollwood Apartments). During the same period, the Partnership repaid approximately $3,347,000 which included approximately $90,000 of interest. The Partnership did not receive any advances or make any payments during the nine months ended September 30, 2006. Interest on advances was charged at prime plus 2%. Interest expense was approximately $75,000 and less than $1,000 for the nine months ended September 30, 2007 and 2006, respectively. There were no advances outstanding at September 30, 2007.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the nine months ended September 30, 2007 and 2006 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of September 30, 2007, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At September 30, 2007, approximately $1,604,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $807,000 and $583,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue (formerly known as Knollwood Apartments).  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the nine months ended September 30, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $20,742,000 and the redevelopment is expected to be completed by the end of 2008. During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the nine months ended September 30, 2007 additional costs of approximately $6,486,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2007, approximately $103,000 of construction period interest was capitalized related to the redevelopment.

Note D – Mortgage Financing

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $44,000 which were capitalized and are included in other assets on the accompanying consolidated balance sheet.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,710,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at September 30, 2007 is 6.28% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $49,000 which were capitalized and are included in other assets on the accompanying consolidated balance sheet.

In accordance with the terms of the loan agreement relating to the new mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement, occurs. Events of Default include, but are not limited to, nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Note E – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units is approximately $940,000. Insurance proceeds of approximately $250,000 were received during the nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In March 2007, Post Ridge Apartments suffered fire damage to one rental unit. Preliminary estimate of the cost to repair the unit is approximately $39,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units.  Insurance proceeds of approximately $33,000 were received during the three and nine months ended September 30, 2007.  The Partnership recognized a casualty gain of approximately $33,000 during the three and nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units is approximately $160,000.  During the nine months ended September 30, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $99,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In July 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $924,000 which is expected to be covered by insurance proceeds. Insurance proceeds of approximately $657,000 were received during the nine months ended September 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership does not anticipate receiving any additional proceeds related to this casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000.

In June 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered fire damage from an electrical breaker box malfunction.  Insurance proceeds of approximately $30,000 were received during the nine months ended September 30, 2006. The Partnership recognized a casualty gain of approximately $30,000 during the three and nine months ended September 30, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In March 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $480,000 were received during the nine months ended September 30, 2006.  The Partnership recognized a casualty gain of approximately $480,000 during the nine months ended September 30, 2006 as the damaged assets were fully depreciated at the time of the casualty. During the nine months ended September 30, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which were recognized as a casualty gain during the nine months ended September 30, 2007.

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

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the nine months ended September 30, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain during the nine months ended September 30, 2006.

Note F – Sale of Investment Properties

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $135,000 including revenues of approximately $450,000 and $1,413,000, have been classified as income (loss) from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $131,000, including revenues of approximately $653,000 and $1,798,000 have been classified as income (loss) from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $19,000, including revenues of approximately $401,000 and $1,109,000 have been classified as income (loss) from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

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

Excise Tax

During 2006, the Partnership received an excise tax audit assessment from the state of Tennessee in the amount of approximately $380,000 for the tax years 2002-2005. In October 2007, the Partnership and the Tennessee Department of Revenue entered into a settlement agreement that satisfied the Partnership’s Tennessee excise tax obligations for the tax years 2002-2005 and for the short period ending June 30, 2006.  The Partnership will not have to pay any additional taxes, penalties or interest as part of this settlement.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Arbours of Hermitage Apartments	95%	97%
Nashville, TN
Belmont Place (1)	95%	86%
Marietta, GA
Citadel Village Apartments (2)	96%	90%
Colorado Springs, CO
Foothill Place Apartments	96%	97%
Salt Lake City, UT
865 Bellevue (formerly known as	91%	93%
Knollwood Apartments)
Nashville, TN
Post Ridge Apartments	96%	96%
Nashville, TN
Rivers Edge Apartments (3)	98%	94%
Auburn, WA
Village East Apartments (4)	95%	91%
Cimarron Hills, CO

(1)

The increase in occupancy at Belmont Place Apartments is due to the redevelopment of the property being completed during late 2005 and units being leased up throughout 2006.

(2)

The increase in occupancy at Citadel Village Apartments is due to a reduction in turnover, a more stabilized market, improved curb appeal and increased advertising.

(3)

The increase in occupancy at Rivers Edge Apartments can be attributed to fewer move-outs during 2007 and a stronger market.

(4)

The increase in occupancy at Village East Apartments is due to a decrease in military deployments, increased advertising and improved curb appeal.

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

Results of Operations

The Partnership’s net (loss) income for the three and nine months ended September 30, 2007 was approximately $223,000 and $26,754,000, respectively, compared to net income of approximately $550,000 and $605,000 for the three and nine months ended September 30, 2006, respectively.  The increase in net income for the nine months ended September 30, 2007 is primarily due to the recognition of a gain on sale of discontinued operations, the recognition of casualty gains and a decrease in loss before casualty gain and discontinued operations, partially offset by an increase in loss from discontinued operations.  The increase in net loss for the three months ended September 30, 2007 is due to a decrease in income from discontinued operations and the recognition of casualty gains in 2006 and an increase in loss before casualty gain and discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2006 have been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the three and nine months ended September 30, 2007 of these properties are included in income (loss) from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $135,000 including revenues of approximately $450,000 and $1,413,000, have been classified as income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $131,000, including revenues of approximately $653,000 and $1,798,000 have been classified as income (loss) from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $19,000, including revenues of approximately $401,000 and $1,109,000 have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

Total revenues increased for both the three and nine months ended September 30, 2007 due to increases in both rental income and other income.  Rental income increased due to an increase in the average rental rates at seven of the investment properties and an increase in occupancy at four of the investment properties.  Other income increased due to an increase in utility reimbursements, lease cancellation fees and interest income.

Total expenses increased for the three months ended September 30, 2007 due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in general and administrative expenses.  Interest expense remained relatively constant for the three month period.  Total expenses increased for the nine months ended September 30, 2007 due to increases in general and administrative, depreciation and property tax expenses.  Operating and interest expenses remained relatively constant for the nine month period. Depreciation expense increased for both periods due to assets being placed into service at Belmont Apartments, 865 Bellevue Apartments (formerly known as Knollwood Apartments) and Post Ridge Apartments.  Property tax expense increased for both periods due to increases in the assessed value at Belmont Apartments and 865 Bellevue Apartments (formerly known as Knollwood Apartments).  Operating expense increased for the three months ended September 30, 2007 due to increases in advertising, property, administrative and insurance expenses, partially offset by a decrease in maintenance expense.  Maintenance expense decreased due to a decrease in clean up costs incurred in the prior year related to various types of property damages to 865 Bellevue (formerly known as Knollwood Apartments), Arbours of Hermitage Apartments and Foothills Place Apartments.  Advertising expense increased due to increases in national advertising and periodicals at 865 Bellevue (formerly known as Knollwood Apartments), Post Ridge Apartments and Arbours of Hermitage Apartments.  Property expense increased due to increases in payroll and utility costs at the investment properties.  Administrative expense increased due to increases in office supplies, uniform purchases and applicant screening costs at 865 Bellevue (formerly known as Knollwood Apartments), applicant screening costs at Arbours of Hermitage Apartments, and increases in office supplies and credit card fees at Foothills Place Apartments.  Insurance expense increased primarily due to an increase in insurance premiums at Belmont Apartments and 865 Bellevue (formerly known as Knollwood Apartments).

General and administrative costs decreased for the three months ended September 30, 2007 due to a decrease in reimbursements to the General Partner due to the 2007 sales of three investment properties prior to the third quarter of 2007.  General and administrative costs increased for the nine months ended September 30, 2007 due to an increase in the costs included in reimbursements to the General Partner.

Included in general and administrative expenses for the nine months ended September 30, 2007 and 2006 are reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units is approximately $940,000. Insurance proceeds of approximately $250,000 were received during the nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $250,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In March 2007, Post Ridge Apartments suffered fire damage to one rental unit. Preliminary estimate of the cost to repair the unit is approximately $39,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets.

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units.  Insurance proceeds of approximately $33,000 were received during the three and nine months ended September 30, 2007.  The Partnership recognized a casualty gain of approximately $33,000 during the three and nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units is approximately $160,000.  During the nine months ended September 30, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $99,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty.

In July 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $924,000 which is expected to be covered by insurance proceeds. Insurance proceeds of approximately $657,000 were received during the nine months ended September 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership does not anticipate receiving any additional proceeds related to this casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000.

In June 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered fire damage from an electrical breaker box malfunction.  Insurance proceeds of approximately $30,000 were received during the nine months ended September 30, 2006. The Partnership recognized a casualty gain of approximately $30,000 during the three and nine months ended September 30, 2006 as the damaged assets were fully depreciated at the time of the casualty.

In March 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $480,000 were received during the nine months ended September 30, 2006.  The Partnership recognized a casualty gain of approximately $480,000 during the nine months ended September 30, 2006 as the damaged assets were fully depreciated at the time of the casualty. During the nine months ended September 30, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which were recognized as a casualty gain during the nine months ended September 30, 2007.

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

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the nine months ended September 30, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain during the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $9,105,000 compared to approximately $852,000 at September 30, 2006. The increase in cash and cash equivalents of approximately $8,587,000 from December 31, 2006, is due to approximately $25,689,000 of cash provided by investing activities and approximately $2,336,000 of cash provided by operating activities, partially offset by approximately $19,438,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Citadel Apartments, The Apartments and Lake Forest Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of advances from an affiliate of the General Partner, the repayment of the debt encumbering Citadel Apartments, The Apartments, Lake Forest Apartments and Citadel Village Apartments, monthly payments on mortgage notes, payments of prepayment penalties related to Citadel Apartments, The Apartments and Lake Forest Apartments and payment of loan costs related to Citadel Village Apartments and Post Ridge Apartments, partially offset by proceeds from the refinancing of Citadel Village Apartments and additional financing on Post Ridge Apartments and the receipt of advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

The Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $15,000 of capital improvements at The Apartments, consisting primarily of floor covering and office computer replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold The Apartments to a third party.

Arbours of Hermitage Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $403,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of electrical breaker improvements, plumbing fixtures, window coverings, floor covering replacements, grounds lighting, and casualty repairs. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the nine months ended September 30, 2007, the Partnership completed approximately $68,000 of capital improvements at Belmont Place, consisting primarily of floor covering, appliance and grounds lighting replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $229,000 of capital improvements at Citadel Village Apartments, consisting primarily of grounds lighting, landscaping enhancements, swimming pool and spa resurfacing, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $1,046,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, grounds lighting and signage replacements, plumbing upgrades, vinyl siding, floor covering, appliance and countertop replacements, structural improvements and sprinkler system improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue (formerly known as Knollwood Apartments)

During the nine months ended September 30, 2007, the Partnership completed approximately $9,296,000 of capital improvements at 865 Bellevue (formerly known as Knollwood Apartments), consisting primarily of appliance and floor covering replacements, furniture replacements and building and structural improvements. These improvements were funded from operating cash flow, insurance proceeds, Partnership reserves and advances from an affiliate of the General Partner. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue (formerly known as Knollwood Apartments).  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, windows and doors, clubhouse renovations and major landscaping.  Temporary roofing will also be installed while permits are obtained for planned roof replacements.  During the nine months ended September 30, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $20,742,000 and the redevelopment is expected to be completed by the end of 2008. During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the nine months ended September 30, 2007 additional costs of approximately $6,486,000 have been incurred which is included in the $9,296,000 of capital improvements for the nine months ended September 30, 2007. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from an affiliate of the General Partner.  During the construction period, certain expenses will be capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2007, approximately $103,000 of construction period interest was capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lake Forest Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $35,000 of capital improvements at Lake Forest Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party.

Post Ridge Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $316,000 of capital improvements at Post Ridge Apartments, consisting primarily of roof replacements, floor covering replacements, grounds lighting replacements and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $99,000 of capital improvements at Rivers Edge Apartments, consisting primarily of dumpster enclosures, casualty repairs, washer/dryer replacements, countertop and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $177,000 of capital improvements at Village East Apartments, consisting primarily of grounds lighting, floor covering replacements, water heater and HVAC replacements, landscaping enhancements, stair tread and hand rail replacements, and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $16,000 of capital improvements at Citadel Apartments, consisting primarily of floor covering replacements.  These improvements were funded from operating cash flow. Citadel Apartments was sold on March 30, 2007.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment project) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $73,245,000 matures at various dates between 2007 and 2034 with balloon payments of approximately $2,000,000, $27,936,000, $3,710,000, $8,964,000, $1,644,000 and $3,086,000 due in 2007, 2008, 2010, 2015, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $44,000 which were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,710,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at September 30, 2007 is 6.28% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $49,000 which were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the terms of the loan agreement relating to the new mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement, occurs. Events of Default include, but are not limited to, nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Financing (1)	$ --	$ --	$6,687	$19.51
Sale (2)	--	--	225.65
Total	$ --	$ --	$6,912	$20.16

(1)

Portion of second mortgage loan proceeds obtained on Lake Forest Apartments during 2004.

(2)

Remaining sale proceeds from the 2004 sale of Briar Bay Apartments.

In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately zero and $1,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the nine months ended September 30, 2007 and 2006, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 233,897.5 limited partnership units (the “Units”) in the Partnership representing 68.24% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 68.24% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.129

Multifamily Note between Capmark Bank and Post Ridge Associates, Ltd., Limited Partnership, a Tennesse limited partnership, dated August 31, 2007. (Incorporated by reference to Current Report on Form 8-K dated August 31, 2007.)

10.130

Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Post Ridge Associates, Ltd., Limited Partnership, a Tennesse limited partnership, dated August 31, 2007. (Incorporated by reference to Current Report on Form 8-K dated August 31, 2007.)

10.131

Deed of Trust, Security Agreement and Fixture Filing between CCP IV Associates, Ltd., a Texas limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation dated September 21, 2007. (Incorporated by reference to Current Report on Form 8-K dated September 21, 2007.)

10.132

Secured Promissory Note between CCP IV Associates, Ltd., a Texas limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation dated September 21, 2007. (Incorporated by reference to Current Report on Form 8-K dated September 21, 2007.)

10.133

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership and Transamerica Occidental Life Insurance Company, an Iowa corporation dated September 21, 2007. (Incorporated by reference to Current Report on Form 8-K dated September 21, 2007.)

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