Form 10KSB
period 2007-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2008-03-31
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

 (Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $20,958,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary business and only industry segment is real estate related operations.  The Partnership is engaged in the business of operating and holding real estate properties for investment.  As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2007, the Partnership owned 8 income-producing properties (or interests therein), which range in age from 31 to 36 years old and are principally located in the midwest, southeastern and southwestern United States.  Prior to 2006, the Partnership had disposed of 37 properties originally owned by the Partnership and during 2007 sold 3 of its investment properties.  See "Item 2. Description of Properties" for further information about the Partnership's remaining properties and the 2007 sales.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

One of the Partnership’s properties, 865 Bellevue Apartments (formerly known as Knollwood Apartments) is currently under redevelopment. These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at a property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

Item 2.

Description of Properties

The Partnership originally acquired 48 properties of which twenty (20) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2007, the Partnership owned eight (8) apartment complexes.  Additional information about the properties is found in "Item 7. Financial Statements".

Date of
Property	Purchase	Type of Ownership	Use

Arbours of Hermitage Apts. (1)	09/83	Fee ownership subject to	Apartment
Hermitage, Tennessee		a first mortgage	350 units
Belmont Place Apts. (2)	08/82	Fee ownership subject to	Apartment
Marietta, Georgia		a first mortgage	326 units
Citadel Village Apts. (1)	12/82	Fee ownership subject	Apartment
Colorado Springs, Colorado		to a first mortgage	122 units
Foothill Place Apts. (2)	08/85	Fee ownership subject	Apartment
Salt Lake City, Utah		to a first mortgage	450 units
865 Bellevue Apts. (formerly known	07/82	Fee ownership subject	Apartment
as Knollwood Apartments) (1)		to a first mortgage	326 units
Nashville, Tennessee
Post Ridge Apts. (2)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to first and second	150 units
mortgages
Rivers Edge Apts. (2)	04/83	Fee ownership subject	Apartment
Auburn, Washington		to a first mortgage	120 units
Village East Apts. (1)	12/82	Fee ownership subject	Apartment
Colorado Springs, Colorado		to a first mortgage	137 units

(1)

Property is held by a limited partnership and/or limited liability corporation in which the Partnership owns a 100% interest.

(2)

Property is held by a limited partnership in which the Partnership owns a 99% interest.

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $216,000 including revenues of approximately $450,000 and $1,903,000, have been classified as income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $166,000, including revenues of approximately $653,000 and $2,406,000 have been classified as income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $17,000, including revenues of approximately $401,000 and $1,459,000 have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Subsequent to December 31, 2007 the Partnership entered into a sale contract with a third party relating to the sale of Foothill Place Apartments which is projected to close during the second quarter of 2008.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Arbours of Hermitage
Apartments	$ 18,698	$ 13,816	5-30 yrs	S/L	$ 4,778
Belmont Place
Apartments	31,973	3,546	5-30 yrs	S/L	28,917
Citadel Village
Apartments	6,265	4,422	5-30 yrs	S/L	1,945
Foothill Place
Apartments	22,380	14,518	5-30 yrs	S/L	8,561
865 Bellevue (formerly
known as Knollwood
Apartments)	29,079	11,774	5-30 yrs	S/L	15,224
Post Ridge Apartments	6,922	5,390	5-30 yrs	S/L	1,632
Rivers Edge Apartments	4,225	3,244	5-30 yrs	S/L	1,137
Village East Apartments	5,448	4,122	5-30 yrs	S/L	1,367

Total	$124,990	$ 60,832			$ 63,571

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (d)
	(in thousands)				(in thousands)
Arbours of Hermitage
Apartments	$10,627	5.06% (a)	30 yrs	09/15	$ 8,964
Belmont Place Apartments	18,906	5.14% (a)	28 yrs	11/34	--
Citadel Village Apartments	3,710	(b)	(c)	10/10	3,710
Foothill Place Apartments	17,063	4.72% (a)	30 yrs	09/08	16,836
865 Bellevue (formerly
known as Knollwood
Apartments)	11,261	5.20% (a)	30 yrs	12/08	11,100
Post Ridge Apartments
1st mortgage	4,097	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,094	5.93% (a)	30 yrs	01/20	1,644
Rivers Edge Apartments	3,190	7.82% (a)	20 yrs	09/20	--
Village East Apartments	3,100	(b)	(c)	10/10	3,100

Totals	$74,048				$48,440

(a)

Fixed rate mortgage.

(b)

Interest rate is variable and is equal to the Fannie Mae discounted mortgage-backed security index plus 78 basis points (6.01% at December 31, 2007).

(c)

Monthly payments of interest only at a variable interest rate until maturity.

(d)

See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000 which were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,710,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 is 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $64,000 which were capitalized and are included in other assets on the consolidated balance sheet.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering one of its investment properties, Village East Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of $2,000,000, with a new mortgage loan in the principal amount of $3,100,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company.  The Secured Credit Facility has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on January 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $3,100,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 is 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership and Registrant. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership and Registrant, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $65,000 which were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the terms of the loan agreement relating to the new mortgages on both Citadel Village Apartments and Village East Apartments, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement, occurs. Events of Default include, but are not limited to, nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2007 and 2006 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Arbours of Hermitage Apartments	8,352	7,947	95%	97%
Belmont Place Apartments (1)	13,109	12,587	94%	88%
Citadel Village Apartments (2)	7,919	7,875	96%	91%
Foothill Place Apartments	8,581	7,967	97%	97%
865 Bellevue (formerly known as	8,587	7,981	89%	91%
Knollwood Apartments)
Post Ridge Apartments	9,936	9,550	97%	96%
Rivers Edge Apartments (3)	9,038	8,770	98%	95%
Village East Apartments (4)	6,794	6,611	95%	92%

(1)

The increase in occupancy at Belmont Place Apartments is due to the redevelopment of the property being completed during late 2005 and units being leased up throughout 2006.

(2)

The increase in occupancy at Citadel Village Apartments is due to a reduction in turnover, a more stabilized market, improved curb appeal and increased advertising.

(3)

The increase in occupancy at Rivers Edge Apartments is attributed to fewer move-outs during 2007 due to a stronger market.

(4)

The increase in occupancy at Village East Apartments is due to a decrease in military deployments, increased advertising and improved curb appeal.

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue (formerly known as Knollwood Apartments).  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacement, windows and doors, clubhouse renovations and major landscaping.  During the year  ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $20,402,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the year ended December 31, 2007 additional costs of approximately $8,028,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from an affiliate of the General Partner.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment. No such expenses were capitalized during 2006.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were:

	2007	2007
	Billing	Rate
	(in thousands)

Arbours of Hermitage Apartments	220	4.0%
Belmont Place Apartments	355	2.9%
Citadel Village Apartments	20	6.1%
Foothill Place Apartments	200	1.2%
865 Bellevue (formerly known as
Knollwood Apartments)	194	4.0%
Post Ridge Apartments	109	4.0%
Rivers Edge Apartments	96	1.2%
Village East Apartments	24	6.6%

Capital Improvements

Arbours of Hermitage Apartments

During the year ended December 31, 2007, the Partnership completed approximately $950,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of electrical breaker improvements, plumbing fixtures, window coverings, floor covering replacements, grounds lighting, and casualty repairs. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the year ended December 31, 2007, the Partnership completed approximately $96,000 of capital improvements at Belmont Place, consisting primarily of floor covering, appliance and grounds lighting replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the year ended December 31, 2007, the Partnership completed approximately $289,000 of capital improvements at Citadel Village Apartments, consisting primarily of grounds lighting, major landscaping, fitness equipment, swimming pool and spa resurfacing, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the year ended December 31, 2007, the Partnership completed approximately $1,948,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, parking area improvements, grounds lighting and signage replacements, plumbing upgrades, vinyl siding, floor covering, appliance and countertop replacements, exterior painting, structural improvements and sprinkler system improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Apartments

During the year ended December 31, 2007, the Partnership completed approximately $15,000 of capital improvements at The Apartments, consisting primarily of floor covering and office computer replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold The Apartments to a third party.

Lake Forest Apartments

During the year ended December 31, 2007, the Partnership completed approximately $35,000 of capital improvements at Lake Forest Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party.

865 Bellevue (formerly known as Knollwood Apartments)

During the year ended December 31, 2007, the Partnership completed approximately $11,713,000 of capital improvements at 865 Bellevue (formerly known as Knollwood Apartments), consisting primarily of appliance and floor covering replacements, furniture replacements, casualty repairs and building and structural improvements. These improvements were funded from operating cash flow, insurance proceeds, Partnership reserves and advances from an affiliate of the General Partner. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue (formerly known as Knollwood Apartments).  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping.  During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $20,402,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the year ended December 31, 2007 additional costs of approximately $8,028,000 have been incurred which is included in the $11,713,000 of capital improvements for the year ended December 31, 2007. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from an affiliate of the General Partner.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2007, the Partnership completed approximately $370,000 of capital improvements at Post Ridge Apartments, consisting primarily of roof replacements, floor covering replacements, grounds lighting replacements, air conditioning upgrades and casualty repairs. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2007, the Partnership completed approximately $113,000 of capital improvements at Rivers Edge Apartments, consisting primarily of dumpster enclosures, casualty repairs, washer/dryer replacements, countertop and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the year ended December 31, 2007, the Partnership completed approximately $309,000 of capital improvements at Village East Apartments, consisting primarily of grounds lighting, recreation facility upgrades, floor covering replacements, water heater and HVAC replacements, major landscaping, stair tread and hand rail replacements, parking lot improvements and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Apartments

During the year ended December 31, 2007, the Partnership completed approximately $16,000 of capital improvements at Citadel Apartments, consisting primarily of floor covering replacements.  These improvements were funded from operating cash flow. On March 30, 2007 the Partnership sold Citadel Apartments to a third party.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

No established trading market for the Partnership's limited partnership units (the “Units”) exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	5,205 as of December 31, 2007

There were 342,773 Units outstanding at December 31, 2007, of which affiliates of the General Partner owned 237,708.5 Units or approximately 69.35%.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Financing (1)	$ --	$ --	$6,687	$19.51
Sale (2)	7,300	20.45	225.65
Total	$7,300	$20.45	$6,912	$20.16

(1)

Portion of second mortgage loan proceeds obtained on Lake Forest Apartments during 2004.

(2)

2007 is comprised of sales proceeds from the March 2007 sale of Citadel Apartments and the April 2007 sale of The Apartments. 2006 is comprised of remaining sale proceeds from the 2004 sale of Briar Bay Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately zero and $1,000, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2007 and 2006, respectively.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2008 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,708.5 Units in the Partnership representing 69.35% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

RESULTS OF OPERATIONS

The Partnership's net income was approximately $27,638,000 for the year ended December 31, 2007 compared to approximately $862,000 for the year ended December 31, 2006.  The increase in net income is primarily due to the recognition of a gain on sale of discontinued operations, an increase in total revenues and the recognition of casualty gains partially offset by an increase in loss from discontinued operations and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the year ended December 31, 2006 has been restated to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as income from discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the year ended December 31, 2007 of these properties are included in income (loss) from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $216,000 including revenues of approximately $450,000 and $1,903,000, have been classified as income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $166,000, including revenues of approximately $653,000 and $2,406,000 have been classified as income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $17,000, including revenues of approximately $401,000 and $1,459,000 have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Total revenues increased for the year ended December 31, 2007 due to increases in both rental income and other income.  Rental income increased due to an increase in the average rental rates at all of the investment properties and an increase in occupancy at five of the investment properties.  Other income increased due to an increase in utility reimbursements, lease cancellation fees and interest income as a result of higher average cash balances.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units was approximately $940,000. During the fourth quarter of 2007, the estimated cost to repair the units was revised to $627,000. Insurance proceeds of approximately $484,000 were received during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $484,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty. Additional insurance proceeds of approximately $26,000 were received during the year ended December 31, 2007 for lost rents and are included in rental income.

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units.  Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2007.  The Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The preliminary estimated cost to repair the damaged units is approximately $160,000.  During the year ended December 31, 2007 the Partnership received approximately $148,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $148,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty. Additional insurance proceeds of approximately $8,000 were received during the year ended December 31, 2007 for lost rents and are included in rental income.

In July 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $1,012,000 which is expected to be covered by insurance proceeds.  Insurance proceeds of approximately $1,070,000 were received during the year ended December 31, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $1,002,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership does not anticipate receiving any additional proceeds related to this casualty.

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

In March 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $317,000 and $797,000 were received during the years ended December 31, 2007 and 2006, respectively.  The Partnership recognized a casualty gain of approximately $317,000 and $797,000 during the years ended December 31, 2007 and 2006, respectively, as the damaged assets were fully depreciated at the time of the casualty.  Additional insurance proceeds of approximately $53,000 were received during the year ended December 31, 2006 for lost rents and are included in rental income.

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

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the year ended December 31, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain.

Total expenses increased for the year ended December 31, 2007 due to increases in general and administrative, depreciation and operating expenses partially offset by a decrease in interest expense.  Property tax expense remained relatively constant for the comparable periods.  The increase in depreciation expense is due to assets being placed into service at all of the Partnership’s investment properties during the past twelve months which more than exceeded the decrease in depreciation expense as a result of certain assets becoming fully depreciated in the past year.  The increase in operating expense is due to increases in insurance, management fees and property expenses, partially offset by a decrease in maintenance expense.  The increase in insurance expense is due to an increase in insurance premiums predominantly at 865 Bellevue (formerly known as Knollwood Apartments), Belmont Apartments and Foothill Place Apartments.  Management fee expense increased as a result of an increase in rental income on which such fee is based.  Property expenses increased due to increases in payroll and utility costs at the Partnership’s investment properties and an increase in Tennessee franchise taxes associated with an increase in operating income generated during 2007 by Post Ridge Apartments and 865 Bellevue Apartments (formerly known as Knollwood Apartments).  The decrease in maintenance expense is due to a decrease in clean up costs incurred in the prior year related to various types of property damages at several of the Partnership’s investment properties.  The decrease in interest expense is due to scheduled principal payments on the mortgages encumbering the investment properties and an increase in capitalized interest partially offset by an increase in interest associated with advances from affiliates and interest associated with an increase in the debt encumbering some of the investment properties.

General and administrative expense increased due to an increase in the cost of the annual audit of the Partnership and costs associated with the modification of the existing mortgages encumbering Post Ridge Apartments during 2007.

Included in general and administrative expenses for the year ended December 31, 2007 and 2006 are reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $1,346,000 compared to approximately $518,000 at December 31, 2006. The increase in cash and cash equivalents of approximately $828,000 from December 31, 2006, is due to approximately $22,852,000 of cash provided by investing activities and approximately $3,711,000 of cash provided by operating activities, partially offset by approximately $25,735,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds from the sale of Citadel Apartments, The Apartments and Lake Forest Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of distributions to partners, repayment of advances from an affiliate of the General Partner, the repayment of the debt encumbering Citadel Apartments, The Apartments, Lake Forest Apartments, Village East Apartments and Citadel Village Apartments, monthly payments on mortgage notes, payments of prepayment penalties related to Citadel Apartments, The Apartments and Lake Forest Apartments and payment of loan costs related to Citadel Village Apartments, Post Ridge Apartments and Village East Apartments, partially offset by proceeds from the refinancing of Citadel Village Apartments and Village East Apartments and additional financing on Post Ridge Apartments and the receipt of advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue (formerly known as Knollwood Apartments).  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $20,402,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the year ended December 31, 2007 additional costs of approximately $8,028,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P., an affiliate of the General Partner.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during 2008. The Partnership has no other material commitments for property improvements and replacements however certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment project) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $74,048,000 matures at various dates between 2008 and 2034 with balloon payments of approximately $27,936,000, $6,810,000, $8,964,000, $1,644,000 and $3,086,000 due in 2008, 2010, 2015, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000 which were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,710,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 is 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $64,000 which were capitalized and are included in other assets on the consolidated balance sheet.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering one of its investment properties, Village East Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of $2,000,000, with a new mortgage loan in the principal amount of $3,100,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company.  The Secured Credit Facility has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on January 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $3,100,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 is 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership and Registrant. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership and Registrant, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $65,000 which were capitalized and are included in other assets on the consolidated balance sheet.

In accordance with the terms of the loan agreement relating to the new mortgages on both Citadel Village Apartments and Village East Apartments, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement, occurs. Events of Default include, but are not limited to, nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Financing (1)	$ --	$ --	$6,687	$19.51
Sale (2)	7,300	20.45	225.65
Total	$7,300	$20.45	$6,912	$20.16

(1)

Portion of second mortgage loan proceeds obtained on Lake Forest Apartments during 2004.

(2)

2007 is comprised of sales proceeds from the March 2007 sale of Citadel Apartments and the April 2007 sale of The Apartments. 2006 is comprised of remaining sale proceeds from the 2004 sale of Briar Bay Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately zero and $1,000, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2007 and 2006, respectively.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2008 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,708.5 limited partnership units (the "Units") in the Partnership representing 69.35% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006 (as restated)

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties IV

We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties IV as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV at December 31, 2007 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 1,346
Receivables and deposits		686
Restricted escrows (Note A)		1,615
Other assets		1,116
Investment properties (Notes C, E, F and G):
Land	$ 9,206
Buildings and related personal property	115,784
	124,990
Less accumulated depreciation	(60,832)	64,158
		$ 68,921
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 1,923
Tenant security deposit liabilities		435
Accrued property taxes		645
Other liabilities		1,065
Distribution payable (Note D)		1,896
Mortgage notes payable (Note C)		74,048

Partners' Deficit
General partners	$ (7,366)
Limited partners (342,773 units issued and
outstanding)	(3,725)	(11,091)
		$ 68,921

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONDOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2007	2006
		(Restated)
Revenues:
Rental income	$17,199	$16,167
Other income	2,255	1,985
Total revenues	19,454	18,152

Expenses:
Operating	9,527	9,383
General and administrative	781	732
Depreciation	4,170	3,389
Interest	3,862	3,935
Property taxes	1,236	1,232
Total expenses	19,576	18,671

Loss before casualty gain and discontinued operations	(122)	(519)
Casualty gains (Note H)	1,984	982
(Loss) income from discontinued operations (Notes A and F)	(3,245)	399
Gain on sale of discontinued operations (Note F)	29,021	--
Net income	$27,638	$ 862

Net (loss) income allocated to general partners	$ (55)	$ 34
Net income allocated to limited partners	27,693	828
	$27,638	$ 862
Per limited partnership unit:
Income from continuing operations	$ 5.22	$ 1.30
(Loss) income from discontinued operations	(9.09)	1.11
Gain on sale of discontinued operations	84.67	--
Net income per limited partnership unit	$ 80.80	$ 2.41

Distributions per limited partnership unit	$ 20.45	$ 20.16

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2005	342,773	$ (6,764)	$(18,326)	$(25,090)

Net income for the year ended
December 31, 2006	--	34	828	862

Distributions to partners	--	(289)	(6,912)	(7,201)

Partners' deficit at
December 31, 2006	342,773	(7,019)	(24,410)	(31,429)

Net (loss) income for the year
ended December 31, 2007	--	(55)	27,693	27,638

Distributions to partners	--	(292)	(7,008)	(7,300)

Partners' deficit at
December 31, 2007	342,773	$ (7,366)	$ (3,725)	$(11,091)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 27,638	$ 862
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,304	3,945
Amortization of loan costs	257	326
Casualty gains	(1,989)	(1,004)
Gain on sale of investment properties	(29,021)	--
Loss on extinguishment of debt	3,332	--
Change in accounts:
Receivables and deposits	(35)	483
Other assets	251	8
Accounts payable	(351)	115
Tenant security deposit liabilities	8	55
Accrued property taxes	(533)	2
Other liabilities	2	7
Due to affiliates	(152)	152

Net cash provided by operating activities	3,711	4,951

Cash flows from investing activities:
Net proceeds from sale of investment properties	33,631	--
Property improvements and replacements	(16,067)	(6,709)
Net withdrawals from restricted escrows	3,299	1,603
Insurance proceeds received	1,989	1,004

Net cash provided by (used in) investing activities	22,852	(4,102)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,318)	(1,197)
Proceeds from mortgage notes payable	8,909	--
Repayment of mortgage notes payable	(21,507)	--
Loan costs and pre-payment penalties paid	(3,239)	(23)
Advances from affiliates	1,720	1,572
Payments on advances from affiliates	(3,292)	--
Distributions to partners	(7,008)	(6,913)

Net cash used in financing activities	(25,735)	(6,561)

Net increase (decrease) in cash and cash equivalents	828	(5,712)

Cash and cash equivalents at beginning of the year	518	6,230

Cash and cash equivalents at end of year	$ 1,346	$ 518

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,067	$ 5,141

Supplemental disclosure of non-cash information:
Property improvements and replacements included in accounts payable	$ 1,693	$ 1,906
Distributions included in distributions payable	$ 292	$ 288

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties.  The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date.  As of December 31, 2007, the Partnership operates 8 residential properties in or near major urban areas in the United States.

Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships, and its 99% limited partnership interest in Post Ridge Associates, Ltd., Concap River's Edge Associates, Ltd., and Foothill Chimney Associates, L.P.  The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership.  All significant interpartnership balances have been eliminated.

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, ”Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2006 has been restated as of January 1, 2006 to reflect the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as income from discontinued operations as a result of the sale of the respective properties during 2007.  The operations for the year ended December 31, 2007 are included in income (loss) from discontinued operations.  Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $532,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow: In connection with the refinancing of 865 Bellevue (formerly known as Knollwood Apartments) in November of 2005, the lender required the establishment of an escrow account for the purposes of renovations to be done on the property to be maintained by the lender. At December 31, 2007, the total reserve balance was approximately $1,307,000. Such funds are released as the repairs are completed.

In connection with the January 2007 casualty at Arbours of Hermitage Apartments, the mortgage lender holds the insurance proceeds received until such time as the repairs are completed. At December 31, 2007 the lender was holding approximately $308,000.

Investments in Real Estate:  Investment properties consists of eight apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of $240,000 and $56,000, property taxes of $25,000 and $9,000 and operating costs of $10,000 and $3,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

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

Deferred Costs: Loan costs of approximately $1,201,000 net of accumulated amortization of approximately $472,000 are included in other assets at December 31, 2007.  The loan costs are amortized over the terms of the related loan agreements.  Amortization of loan costs is included in interest expense and (loss) income from discontinued operations in the accompanying consolidated statements of operations and was approximately $257,000 and $326,000 for the years ended December 31, 2007 and 2006, respectively.  Amortization expense is expected to be approximately $205,000 in 2008, $109,000 in 2009, $99,000 in 2010, $64,000 in 2011 and $50,000 in 2012.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments, including the mortgages encumbering Foothill Place Apartments and 865 Bellevue (formerly known as Knollwood Apartments). The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its fair value at December 31, 2007.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for income (losses) and distributions of distributable cash from operations to be allocated generally 96% to the Limited Partners and 4% to the General Partner. Gain on sale of investment properties is allocated among the partners in accordance with the terms of the Partnership Agreement.

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

Advertising Costs: Advertising costs of approximately $552,000 and $597,000 in 2007 and 2006, respectively, are expensed as incurred and are included in operating expense and (loss) income from discontinued operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,032,000 and $1,163,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expense and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,059,000 and $972,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of investment properties.  The portion of these reimbursements included in investment properties and gain on sale of investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $524,000 and $441,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note G), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $396,000 and $63,000 in redevelopment supervision fees during the years ended December 31, 2007 and 2006, respectively, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,720,000 during the year ended December 31, 2007 to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue (formerly known as Knollwood Apartments) and approximately $1,572,000 during the year ended December 31, 2006 to cover operating expenses of the Partnership. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,382,000 which included approximately $90,000 of interest. The Partnership did not make any payments during the year ended December 31, 2006. Interest on advances is charged at prime plus 2%. Interest expense was approximately $76,000 and $15,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 there were no advances or associated accrued interest owed to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced funds of approximately $923,000 to the Partnership to cover operating expenses at the investment properties and redevelopment costs at 865 Bellevue (formerly known as Knollwood Apartments).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, respectively, the Partnership paid AIMCO and its affiliates approximately $693,000 and $583,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,708.5 limited partnership units (the "Units") in the Partnership representing 69.35% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Arbours of Hermitage
Apartments	$10,627	$ 59	5.06% (a)	09/15	$ 8,964
Belmont Place Apartments	18,906	108	5.14% (a)(d)	11/34	--
Citadel Village Apartments	3,710	(c)	(b)	10/10	3,710
Foothill Place Apartments	17,063	92	4.72% (a)	09/08	16,836
865 Bellevue (formerly
known as Knollwood
Apartments)	11,261	64	5.20% (a)	12/08	11,100
Post Ridge Apartments
1st mortgage	4,097	26	6.67% (a)	01/22	3,086
2nd mortgage	2,094	13	5.93% (a)	01/20	1,644
Rivers Edge Apartments	3,190	33	7.82% (a)	09/20	--
Village East Apartments	3,100	(c)	(b)	10/10	3,100
Total	$74,048	$ 395			$48,440

(a)   Fixed rate mortgage.

(b)

Interest rate is variable and is equal to the Fannie Mae discounted mortgage-backed security index plus 78 basis points (6.01% at December 31, 2007).

(c)

Monthly payments of interest only at the stated interest rate until maturity.

(d)

Monthly payments of interest only until December of 2006, when monthly payments of principal and interest begin.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2008 and 2034 with balloon payments of approximately $27,936,000, $6,810,000, $8,964,000, $1,644,000, and $3,086,000 due in 2008, 2010, 2015, 2020 and 2022, respectively. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000 which were capitalized and are included in other assets on the accompanying consolidated balance sheet.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,710,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 is 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $64,000 which were capitalized and are included in other assets on the accompanying consolidated balance sheet.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering one of its investment properties, Village East Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of $2,000,000, with a new mortgage loan in the principal amount of $3,100,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company.  The Secured Credit Facility has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on January 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $3,100,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 is 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership and Registrant. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership and Registrant, to guarantee certain recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $65,000 which were capitalized and are included in other assets on the accompanying consolidated balance sheet.

In accordance with the terms of the loan agreement relating to the new mortgages on both Citadel Village Apartments and Village East Apartments, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement, occurs. Events of Default include, but are not limited to, nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$29,062
2009	782
2010	7,638
2011	878
2012	723
Thereafter	34,965
Total	$74,048

Note D - Distributions

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately zero and $1,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2007 and 2006, respectively.

During 2007, the Partnership declared distributions of approximately $7,300,000 (approximately $7,008,000 to the limited partners or $20.45 per limited partnership unit) consisting of sales proceeds of Citadel Apartments and The Apartments in 2007. Approximately $292,000 of these distributions from proceeds is payable at December 31, 2007 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

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

In years prior to 2006 the Partnership distributed various amounts from the proceeds of property sales and refinancings.  At December 31, 2007, approximately $1,316,000 of these distributions from proceeds is payable to the General Partner and Special Limited Partners as this distribution is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Arbours of Hermitage
Apartments	$10,627	$ 547	$ 8,574	$ 9,577
Belmont Place Apartments	18,906	659	7,188	24,126
Citadel Village Apartments	3,710	337	3,334	2,594
Foothill Place Apartments	17,063	3,492	9,435	9,453
865 Bellevue (formerly known
as Knollwood Apartments)	11,261	345	7,065	21,669
Post Ridge Apartments	6,191	143	2,498	4,281
Rivers Edge Apartments	3,190	512	2,160	1,553
Village East Apartments	3,100	184	2,236	3,028
Totals	$74,048	$ 6,219	$ 42,490	$76,281

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Arbours of Hermitage
Apartments	$ 547	$ 18,151	$ 18,698	$ 13,816	1973	09/83	5-30
Belmont Place Apartments	3,737	28,236	31,973	3,546	2004/2005	08/82	5-30
Citadel Village Apartments	337	5,928	6,265	4,422	1974	12/82	5-30
Foothill Place Apartments	3,402	18,978	22,380	14,518	1973	08/85	5-30
865 Bellevue (formerly known
as Knollwood Apartments)	345	28,734	29,079	11,774	1972	07/82	5-30
Post Ridge Apartments	143	6,779	6,922	5,390	1972	07/82	5-30
Rivers Edge Apartments	512	3,713	4,225	3,244	1976	04/83	5-30
Village East Apartments	183	5,265	5,448	4,122	1973	12/82	5-30

Totals	$ 9,206	$115,784	$124,990	$ 60,832

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	(in thousands)
	2007	2006
Investment Properties
Balance at beginning of year	$139,880	$132,014
Additions	15,854	8,468
Property dispositions	(30,744)	(602)
Balance at end of year	$124,990	$139,880

Accumulated Depreciation
Balance at beginning of year	$ 82,834	$ 79,491
Additions charged to expense	4,304	3,945
Property dispositions	(26,306)	(602)
Balance at end of year	$ 60,832	$ 82,834

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006, is approximately $133,909,000 and $151,892,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006, is approximately $70,338,000 and $93,047,000, respectively.

Note F – Sale of Investment Properties

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 and $216,000 including revenues of approximately $450,000 and $1,903,000, have been classified as income from discontinued operations on the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000 and $166,000, including revenues of approximately $653,000 and $2,406,000 have been classified as income from discontinued operations on the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the year ended December 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000 and income of approximately $17,000, including revenues of approximately $401,000 and $1,459,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Note G – Redevelopment of Properties

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue (formerly known as Knollwood Apartments).  The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year  ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $20,402,000 and the redevelopment is expected to be completed by the end of 2008.  During the year ended December 31, 2006, approximately $3,245,000 of redevelopment costs had been incurred.  During the year ended December 31, 2007 additional costs of approximately $8,028,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes was capitalized related to the redevelopment.

Note H – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The preliminary estimated cost to repair the units was approximately $940,000. During the fourth quarter of 2007, the estimated cost to repair the units was revised to $627,000. Insurance proceeds of approximately $484,000 were received during the year ended December 31, 2007. The Partnership recognized a casualty gain of approximately $484,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty. Additional insurance proceeds of approximately $26,000 were received during the year ended December 31, 2007 for lost rents and are included in rental income.

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units.  Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2007.  The Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The preliminary estimated cost to repair the damaged units is approximately $160,000.  During the year ended December 31, 2007 the Partnership received approximately $148,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $148,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received and the Partnership does not anticipate recognizing any loss related to this casualty. Additional insurance proceeds of approximately $8,000 were received during the year ended December 31, 2007 for lost rents and were included in rental income.

In July 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $1,012,000 which is expected to be covered by insurance proceeds.  Insurance proceeds of approximately $1,070,000 were received during the year ended December 31, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $1,002,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership does not anticipate receiving any additional proceeds related to this casualty.

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

In March 2006, 865 Bellevue (formerly known as Knollwood Apartments) suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $317,000 and $797,000 were received during the years ended December 31, 2007 and 2006, respectively. The Partnership recognized a casualty gain of approximately $317,000 and $797,000 during the years ended December 31, 2007 and 2006, respectively, as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds of approximately $53,000 were received during the year ended December 31, 2006 for lost rents and are included in rental income.

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

During the year ended December 31, 2006, the Partnership received approximately $15,000 of insurance proceeds related to a 2003 fire at Citadel Village Apartments. The Partnership had been appealing the actual insurance proceeds received in prior years and was awarded an additional settlement in 2006.  The Partnership recognized a casualty gain of approximately $15,000 as a result of the additional proceeds during the year ended December 31, 2006.

In August 2005, Post Ridge Apartments suffered fire damage to some of its rental units.  Insurance proceeds of approximately $13,000 were received during the year ended December 31, 2005.  The Partnership recognized a casualty gain of approximately $13,000 during the year ended December 31, 2005 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2006, additional insurance proceeds of approximately $13,000 were received related to this casualty which were recognized as a casualty gain.

Note I - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income (loss) allocated to the partners in the Partnership's information return for the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	2007	2006

Net income as reported	$27,638	$ 862
(Deduct) add:
Deferred revenue and other
liabilities	(10)	(84)
Depreciation differences	(310)	(232)
Accrued expenses	5	(8)
Other	(95)	179
Gain on casualty/
disposition/foreclosure	(1,984)	(1,004)
Gain/loss on sale of property	356	--

Federal taxable income (loss)	$25,600	$ (287)
Federal taxable income (loss) per
Limited Partnership unit	$ 71.70 (1)	$ (0.81)

(1)

For 2007 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets for the year ended December 31, 2007 (in thousands):

Net liabilities as reported	$(11,091)
Land and buildings	8,919
Accumulated depreciation	(9,506)
Syndication fees	18,871
Other	5,591
Net assets - Federal tax basis	$ 12,784

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Note K – Subsequent Event

Subsequent to December 31, 2007 the Partnership entered into a sale contract with a third party relating to the sale of Foothill Place Apartments which is projected to close during the second quarter of 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2007 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

The names of the directors and officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2007, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	67,033.5	19.56%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	29,612.5	8.64%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	141,062.5	41.15%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC  29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)

Changes in Control

Beneficial Owners of CEI

As of December 31, 2007, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

	Number of	Percent
Name and Address	CEI Shares	Of Total
Insignia Properties Trust ("IPT")	100,000	100%
55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO.  As of December 31, 2007, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $1,032,000 and $1,163,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expense and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,059,000 and $972,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of investment properties.  The portion of these reimbursements included in investment properties and gain on sale of investment properties for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $524,000 and $441,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note G), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $396,000 and $63,000 in redevelopment supervision fees during the years ended December 31, 2007 and 2006, respectively, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $1,720,000 during the year ended December 31, 2007 to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue (formerly known as Knollwood Apartments) and approximately $1,572,000 during the year ended December 31, 2006 to cover operating expenses of the Partnership. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P. approximately $3,382,000 which included approximately $90,000 of interest. The Partnership did not make any payments during the year ended December 31, 2006. Interest on advances is charged at prime plus 2%. Interest expense was approximately $76,000 and $15,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 there were no advances or associated accrued interest owed to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced funds of approximately $923,000 to the Partnership to cover operating expenses at the investment properties and redevelopment costs at 865 Bellevue (formerly known as Knollwood Apartments).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, respectively, the Partnership paid AIMCO and its affiliates approximately $693,000 and $583,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,708.5 limited partnership units (the "Units") in the Partnership representing 69.35% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.35% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $123,000 and $107,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $58,000 and $51,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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

10.131

Deed of Trust, Security Agreement and Fixture Filing between CCP IV Associates, Ltd., a Texas limited partnership (Citadel Village) and Transamerica Occidental Life Insurance Company, an Iowa corporation dated September 21, 2007. (Incorporated by reference to Current Report on Form 8-K dated September 21, 2007.)

10.132

Secured Promissory Note between CCP IV Associates, Ltd., a Texas limited partnership (Citadel Village) and Transamerica Occidental Life Insurance Company, an Iowa corporation dated September 21, 2007. (Incorporated by reference to Current Report on Form 8-K dated September 21, 2007.)

10.133

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership (Citadel Village) and Transamerica Occidental Life Insurance Company, an Iowa corporation dated September 21, 2007. (Incorporated by reference to Current Report on Form 8-K dated September 21, 2007.)

10.134

Deed of Trust, Security Agreement and Fixture Filing between CCP IV Associates, Ltd., a Texas limited partnership (Village East) and Transamerica Occidental Life Insurance Company, an Iowa corporation dated November 30, 2007. (Incorporated by reference to Current Report on Form 8-K dated November 30, 2007.)

10.135

Secured Promissory Note between CCP IV Associates, Ltd., a Texas limited partnership (Village East) and Transamerica Occidental Life Insurance Company, an Iowa corporation dated November 30, 2007.  (Incorporated by reference to Current Report on Form 8-K dated November 30, 2007.)

10.136

Carveout Guarantee and Indemnity Agreement between AIMCO Properties, L.P., a Delaware limited partnership (Village East) and Transamerica Occidental Life Insurance Company, an Iowa corporation dated November 30, 2007. (Incorporated by reference to Current Report on Form 8-K dated November 30, 2007.)

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