Form 10-Q
period 2008-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2008-05-14
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

March 31,		December 31,
2008		2007
(Unaudited)		(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 696	$ 1,346
Receivables and deposits	1,060	686
Restricted escrows	455	1,615
Other assets	1,275	1,068
Investment properties:
Land	5,804	5,804
Buildings and related personal property	98,562	96,806
	104,366	102,610
Less accumulated depreciation	(47,117)	(46,314)
	57,249	56,296
Assets held for sale (Note A)	8,348	7,910
	$ 69,083	$ 68,921

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,398	$ 1,923
Tenant security deposit liabilities	463	435
Accrued property taxes	360	645
Other liabilities	825	998
Distributions payable	1,896	1,896
Due to affiliates (Note B)	939	--
Mortgage notes payable	56,760	56,985
Liabilities related to assets held for sale
(Note A)	17,110	17,130
	79,751	80,012

Partners' Deficit
General partners	(7,349)	(7,366)
Limited partners (342,773 units issued and
outstanding)	(3,319)	(3,725)
	(10,668)	(11,091)
	$ 69,083	$ 68,921

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 3,441	$ 3,288
Other income	384	362
Total revenues	3,825	3,650

Expenses:
Operating	1,888	1,858
General and administrative	153	214
Depreciation	1,030	774
Interest	739	797
Property taxes	260	264
Total expenses	4,070	3,907

Loss before casualty gain and discontinued operations	(245)	(257)
Casualty gains (Note D)	455	250
Income (loss) from discontinued operations (Note A and E)	213 --	(895)
Gain on sale of discontinued operations (Note E)	--	10,756
Net income	$ 423	$ 9,854

Net income (loss) allocated to general partners	$ 17	$ (36)
Net income allocated to limited partners	406	9,890
	$ 423	$ 9,854
Per limited partnership unit:
Income (loss) from continuing operations	$ .59	$ (.02)
Income (loss) from discontinued operations	.59	(2.51)
Gain on sale of discontinued operations	--	31.38
Net income per limited partnership unit	$ 1.18	$ 28.85

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2007	342,773	$ (7,366)	$ (3,725)	$(11,091)

Net income for the three
months ended March 31, 2008	--	17	406	423

Partners' deficit at
March 31, 2008	342,773	$ (7,349)	$ (3,319)	$(10,668)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 423	$ 9,854
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,249	1,054
Amortization of loan costs	55	81
Casualty gain	(455)	(255)
Gain on sale of investment property	--	(10,756)
Loss on extinguishment of debt	--	1,092
Change in accounts:
Receivables and deposits	(374)	(243)
Other assets	(246)	(322)
Accounts payable	131	454
Tenant security deposit liabilities	28	(11)
Accrued property taxes	(230)	(500)
Other liabilities	(173)	89
Due to affiliates	16	147
Net cash provided by operating activities	424	684

Cash flows from investing activities:
Net proceeds from sale of investment property	--	12,040
Property improvements and replacements	(3,312)	(3,447)
Net withdrawals from restricted escrows	1,160	1,995
Insurance proceeds received	455	255
Net cash (used in) provided by investing activities	(1,697)	10,843

Cash flows from financing activities:
Payments on mortgage notes payable	(300)	(382)
Repayment of mortgage notes payable	--	(5,447)
Prepayment penalty paid	--	(1,005)
Advances from affiliates	923	1,685
Payments on advances from affiliates	--	(3,255)
Net cash provided by (used in) financing activities	623	(8,404)

Net (decrease) increase in cash and cash equivalents	(650)	3,123

Cash and cash equivalents at beginning of period	1,346	518
Cash and cash equivalents at end of period	$ 696	$ 3,641

Supplemental Disclosure of Cash Flow Information and Non-Cash Activities:

Cash paid for interest, net of capitalized interest, was approximately $904,000 and $1,367,000 for the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008 and 2007 approximately $1,037,000 and $1,177,000, respectively, of property improvements and replacements were included in accounts payable.  At December 31, 2007 and 2006 approximately $1,693,000 and $1,906,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2007 has been restated to reflect the operations of Foothill Place Apartments as discontinued operations as a result of the property being classified as held for sale at March 31, 2008.  The accompanying consolidated statement of operations for the three months ended March 31, 2007 also includes the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007 and Foothill Place is anticipated to sell in the second half of 2008. The respective assets and liabilities of Foothill Place Apartments are classified as held for sale as of March 31, 2008 and the accompanying December 31, 2007 consolidated balance sheet has also been restated for this classification.  Included in income from discontinued operations for the three months ended March 31, 2008 is income of approximately $213,000, including revenues of approximately $1,115,000 for Foothill Place Apartments. Included in loss from discontinued operations for the three months ended March 31, 2007 is a loss of approximately $1,135,000 from Citadel Apartments and income of approximately $39,000, $3,000 and $198,000 from Lake Forest Apartments, The Apartments and Foothill Place Apartments, respectively, including revenues of approximately $447,000, $606,000, $368,000 and $991,000 from Citadel Apartments, Lake Forest Apartments, The Apartments and Foothill Place Apartments, respectively.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $243,000 and $298,000 for the three months ended March 31, 2008 and 2007 respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $334,000 and $410,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale, and gain on sale of discontinued operations for the three months ended March 31, 2008 and 2007, are construction management services provided by an affiliate of the General Partner of approximately $168,000 and $155,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note C), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $68,000 and $93,000 in redevelopment supervision fees during the three months ended March 31, 2008 and 2007, respectively, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $923,000 and $1,685,000 during the three months ended March 31, 2008 and 2007, respectively, to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue.  During the period ended March 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,345,000 which included approximately $90,000 of interest.  The Partnership did not make any payments during the three months ended March 31, 2008.  Interest on advances was charged at prime plus 2% which was 7.25% at March 31, 2008.  At March 31, 2008, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $939,000 and is included in due to affiliates.  No such balances were outstanding at December 31, 2007.  Interest expense was approximately $16,000 and $75,000 for the three months ended March 31, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership funds of approximately $648,000 primarily to cover operating expenses and redevelopment costs at 865 Bellevue.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the three months ended March 31, 2008 and 2007 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of March 31, 2008 and December 31, 2007, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At March 31, 2008 and December 31, 2007, approximately $1,896,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $258,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $693,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007. The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year  ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $18,100,000 and the redevelopment is expected to be completed by the end of 2008.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the three months ended March 31, 2008 additional costs of approximately $1,378,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the three months ended March 31, 2008, approximately $68,000 of construction period interest, $1,000 of construction period operating costs and $4,000 of construction period taxes were capitalized related to the redevelopment.  During the three months ended March 31, 2007, approximately $28,000 of construction period interest was capitalized related to the redevelopment.

Note D – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $940,000. Insurance proceeds of approximately $484,000 and $455,000 were received during the year ended December 31, 2007 and the three months ended March 31, 2008 respectively. The Partnership recognized casualty gains of approximately $484,000 and $455,000 during the year ended December 31, 2007 and the three months ended March 31, 2008 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In July 2006, 865 Bellevue suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units was approximately $1,012,000.  During the three months ended March 31, 2007 the Partnership received approximately $250,000 of insurance proceeds related to this casualty. The Partnership recognized a casualty gain of approximately $250,000 during the three months ended March 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional proceeds of approximately $820,000 were received during the remainder of 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $1,002,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.

Note E – Sale of Investment Property

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,756,000 during the three months ended March 31, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Citadel Apartments, loss of approximately $1,135,000 including revenues of approximately $447,000, have been classified as loss from discontinued operations on the accompanying consolidated statement of operations for the three months ended March 31, 2007.

Note F – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008 the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Note G – Subsequent Event

Subsequent to March 31, 2008, the Partnership entered into a sales contract with a third party relating to the sale of both Citadel Village Apartments and Village East Apartments which are expected to close during the second quarter of 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2008 and therefore continues to report the assets and liabilities of the two investment properties as held for investment and their respective operations as continuing operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007 including Foothill Place Apartments, which is classified as held for sale at March 31, 2008:

	Average Occupancy
Property	2008	2007

Arbours of Hermitage Apartments	97%	95%
Nashville, TN
Belmont Place (1)	89%	94%
Marietta, GA
Citadel Village Apartments	98%	96%
Colorado Springs, CO
Foothill Place Apartments (2)	98%	95%
Salt Lake City, UT
865 Bellevue Apartments	87%	88%
Nashville, TN
Post Ridge Apartments (3)	98%	95%
Nashville, TN
Rivers Edge Apartments	99%	98%
Auburn, WA
Village East Apartments	94%	96%
Colorado Springs, CO

(1)

The decrease in occupancy at Belmont Place Apartments is due to market competition.  The property has been increasing its marketing and resident retention efforts to attract new tenants.

(2)

The increase in occupancy at Foothill Place Apartments is due to a stabilized market as well as the property upgrading apartment units as they become available for rent.

(3)

The increase in occupancy at Post Ridge Apartments is due to an increase in resident retention and outreach marketing.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $423,000, compared to net income of approximately $9,854,000 for the three months ended March 31, 2007.  The decrease in net income is primarily due to the recognition of a gain on sale of discontinued operations in 2007 and an increase in total expenses partially offset by an increase in the recognition of casualty gains, an increase in total revenues and an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2007 has been restated to reflect the operations of Foothill Place Apartments as discontinued operations as a result of the property being classified as held for sale at March 31, 2008.  The accompanying consolidated statement of operations for the three months ended March 31, 2007 also includes the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007.  Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007 and Foothill Place is anticipated to sell in the second half of 2008. The respective assets and liabilities of Foothill Place Apartments are classified as held for sale as of March 31, 2008 and the accompanying December 31, 2007 consolidated balance sheet has also been restated for this classification.  Included in income from discontinued operations for the three months ended March 31, 2008 is income of approximately $213,000, including revenues of approximately $1,115,000 for Foothill Place Apartments. Included in loss from discontinued operations for the three months ended March 31, 2007 is a loss of approximately $1,135,000 from Citadel Apartments and income of approximately $39,000, $3,000 and $198,000 from Lake Forest Apartments, The Apartments and Foothill Place Apartments, respectively, including revenues of approximately $447,000, $606,000, $368,000 and $991,000 from Citadel Apartments, Lake Forest Apartments, The Apartments and Foothill Place Apartments, respectively.

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

Total revenues increased due to an increase in both rental income and other income. The increase in rental income is due to an increase in occupancy at four of the investment properties and an increase in the average rental rate at six of the investment properties which more than offset the decrease in occupancy at three of the investment properties.  Other income increased due to an increase in interest income and resident utility payments offset by a slight decrease in lease cancellation fees.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $940,000. Insurance proceeds of approximately $484,000 and $455,000 were received during the year ended December 31, 2007 and the three months ended March 31, 2008 respectively. The Partnership recognized casualty gains of approximately $484,000 and $455,000 during the year ended December 31, 2007 and the three months ended March 31, 2008 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In July 2006, 865 Bellevue suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units was approximately $1,012,000.  During the three months ended March 31, 2007 the Partnership received approximately $250,000 of insurance proceeds related to this casualty. The Partnership recognized a casualty gain of approximately $250,000 during the three months ended March 31, 2007 as the damaged assets were fully depreciated at the time of the casualty. Additional proceeds of approximately $820,000 were received during the remainder of 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $1,002,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.

Total expenses increased due to an increase in depreciation expense partially offset by decreases in general and administrative and interest expenses. Operating and property tax expenses remained relatively constant for the comparable periods. Depreciation expense increased due to assets being placed into service at several of the investment properties over the past year.  Interest expense decreased due to a decrease in interest charged on advances received from AIMCO Properties, L.P. during the comparable periods, as a result of a decrease in the principal balances owed during the periods, scheduled principal payments on the mortgages encumbering the investment properties and an increase in capitalized interest related to the redevelopment of 865 Bellevue.  Operating expense remained relatively constant as a decrease in insurance expense was offset by increases in administrative and advertising expenses.  The decrease in insurance expense is due to a decrease in hazard insurance premiums at four of the investment properties. Administrative expense increased as a result of an increase in common area cleaning, telephone costs and office costs predominantly at Belmont Place. Advertising expense increased due primarily to an increase in marketing costs at 865 Bellevue.

General and administrative expense decreased due to a decrease in management reimbursements as a result of the 2007 investment property sales.  Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $696,000 compared to approximately $3,641,000 at March 31, 2007. The decrease in cash and cash equivalents of approximately $650,000 from December 31, 2007, is due to approximately $1,697,000 of cash used in investing activities, partially offset by approximately $623,000 and $424,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows and the receipt of insurance proceeds. Cash provided by financing activities consisted of the receipt of advances from affiliates, partially offset by payments on mortgages notes payable.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Arbours of Hermitage Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $382,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of casualty repairs and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the three months ended March 31, 2008, the Partnership completed approximately $27,000 of capital improvements at Belmont Place, consisting primarily of outdoor lighting fixtures replacements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $33,000 of capital improvements at Citadel Village Apartments, consisting primarily of fitness equipment and recreational facility upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Foothill Place Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $673,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, plumbing upgrades, floor covering, appliance and countertop replacements, structural improvements, exterior painting and grounds lighting upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $1,378,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of redevelopment costs. These improvements were funded from operating cash flow, Partnership reserves and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $18,100,000 and the redevelopment is expected to be completed by the end of 2008.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the three months ended March 31, 2008 additional costs of approximately $1,378,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the three months ended March 31, 2008, approximately $68,000 of construction period interest, $1,000 of construction period operating costs and $4,000 of construction period taxes were capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $75,000 of capital improvements at Post Ridge Apartments, consisting primarily of roof replacements, plumbing fixtures, electrical and breaker replacements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $11,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $77,000 of capital improvements at Village East Apartments, consisting primarily of water heater replacements, floor covering replacements and recreational facility and grounds lighting upgrades.  These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment project) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $73,748,000 matures at various dates between 2008 and 2034 with balloon payments of approximately $27,936,000, $6,810,000, $8,964,000, $1,644,000 and $3,086,000 due in 2008, 2010, 2015, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Subsequent to March 31, 2008, the Partnership entered into a sales contract with a third party relating to the sale of both Citadel Village Apartments and Village East Apartments, which are projected to close during the second quarter of 2008. The Partnership is also actively marketing Foothill Place Apartments for sale.

There were no distributions during the three months ended March 31, 2008 and 2007.  Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2008, and the redevelopment project at 865 Bellevue, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners during the remainder of 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.  There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto.  On March 12, 2008 the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

CONSOLIDATED CAPITAL PROPERTIES IV

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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

10.129

Multifamily Note between Capmark Bank and Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, dated August 31, 2007. (Incorporated by reference to Current Report on Form 8-K dated August 31, 2007.)

10.130

Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, dated August 31, 2007. (Incorporated by reference to Current Report on Form 8-K dated August 31, 2007.)

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

10.138

Purchase and Sale Contract between CCP IV Associates, Ltd., a Texas limited partnership and the affiliated Selling Partnerships, and Hamilton Zanze and Company, a California corporation, dated April 2, 2008. (Citadel Village and Village East) (Incorporated by reference to Current Report on Form 8-K dated April 2, 2008).

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