Form 10-Q
period 2008-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2008-08-13
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11002

CONSOLIDATED CAPITAL PROPERTIES IV, LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2768742
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

June 30,		December 31,
2008		2007
(Unaudited)		(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 3,287	$ 1,346
Receivables and deposits	1,015	686
Restricted escrows	11	1,615
Other assets	853	945
Investment properties:
Land	5,284	5,284
Buildings and related personal property	89,829	85,612
	95,113	90,896
Less accumulated depreciation	(39,423)	(37,769)
	55,690	53,127
Assets held for sale (Note A)	--	11,202
	$ 60,856	$ 68,921

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,798	$ 1,923
Tenant security deposit liabilities	271	435
Accrued property taxes	536	595
Other liabilities	664	963
Distributions payable (Note B)	2,906	1,896
Mortgage notes payable	49,721	50,175
Liabilities related to assets held for sale
(Note A)	--	24,025
	55,896	80,012

Partners' (Deficiency) Capital
General partners	(8,669)	(7,366)
Limited partners (342,773 units issued and
outstanding)	13,629	(3,725)
	4,960	(11,091)
	$ 60,856	$ 68,921

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 3,036	$ 2,956	$ 6,040	$ 5,796
Other income	343	392	633	685
Total revenues	3,379	3,348	6,673	6,481

Expenses:
Operating	1,649	1,482	3,211	3,033
General and administrative	204	244	357	458
Depreciation	968	678	1,880	1,346
Interest	661	589	1,311	1,306
Property taxes	249	268	502	519
Total expenses	3,731	3,261	7,261	6,662

(Loss) income before casualty gain and
discontinued operations	(352)	87	(588)	(181)
Casualty gains (Note D)	--	768	455	1,018
(Loss) income from discontinued operations
(Notes A and E)	(3)	(1,997)	201	(2,881)
Gain on sale of discontinued operations
(Note E)	41,515	18,265	41,515	29,021
Net income	$41,160	$17,123	$41,583	$26,977

Net (loss) income allocated to general
partners	$ (14)	$ (46)	$ 3	$ (82)
Net income allocated to limited
partners	41,174	17,169	41,580	27,059
	$41,160	$17,123	$41,583	$26,977
Per limited partnership unit:
(Loss) income from continuing operations	$ (.98)	$ 2.39	$ (.37)	$ 2.34
(Loss) income from discontinued operations	(.01)	(5.59)	.56	(8.07)
Gain on sale of discontinued operations	121.11	53.29	121.11	84.67
Net income per limited partnership unit	$120.12	$ 50.09	$121.30	$ 78.94

Distributions per limited partnership unit	$ 70.68	$ --	$ 70.68	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'
	Units	Partners	Partners	Deficit

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2007	342,773	$ (7,366)	$ (3,725)	$(11,091)

Distributions to partners	--	(1,306)	(24,226)	(25,532)

Net income for the six
months ended June 30, 2008	--	3	41,580	41,583

Partners' (deficiency) capital at
June 30, 2008	342,773	$ (8,669)	$ 13,629	$ 4,960

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$41,583	$26,977
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,338	1,990
Amortization of loan costs	109	142
Casualty gains	(455)	(1,023)
Gain on sale of investment properties	(41,515)	(29,021)
Loss on extinguishment of debt	123	3,332
Change in accounts:
Receivables and deposits	(329)	(71)
Other assets	31	(117)
Accounts payable	19	(277)
Tenant security deposit liabilities	(164)	(39)
Accrued property taxes	(109)	(528)
Other liabilities	(401)	(95)
Due to affiliates	--	(152)
Net cash provided by operating activities	1,230	1,118
Cash flows from investing activities:
Net proceeds from sale of investment properties	53,299	33,631
Property improvements and replacements	(5,798)	(8,258)
Net withdrawals from restricted escrows	1,604	2,080
Insurance proceeds received	455	1,023
Net cash provided by investing activities	49,560	28,476
Cash flows from financing activities:
Payments on mortgage notes payable	(579)	(701)
Repayment of mortgage notes payable	(23,748)	(17,741)
Prepayment penalty paid	--	(3,054)
Advances from affiliates	2,304	1,685
Repayment of advances from affiliates	(2,304)	(3,257)
Distributions to partners	(24,522)	--
Net cash used in financing activities	(48,849)	(23,068)
Net increase in cash and cash equivalents	1,941	6,526
Cash and cash equivalents at beginning of period	1,346	518
Cash and cash equivalents at end of period	$ 3,287	$ 7,044

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

During the six months ended June 30, 2008, distributions payable to partners was adjusted by approximately $1,010,000 for non-cash activity.

Cash paid for interest, net of capitalized interest, was approximately $1,826,000 and $2,286,000 for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and 2007 approximately $1,377,000 and $1,359,000, respectively, of property improvements and replacements were included in accounts payable.  At December 31, 2007 and 2006 approximately $1,693,000 and $1,906,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at June 30, 2008 and 2007, respectively.

CONSOLIDATED CAPITAL PROPERTIES IV, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Organization: On April 25, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Consolidated Capital Properties IV, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of March 18, 2008, by and between the California partnership and the Delaware partnership.

Under the merger agreement, each unit of limited partnership interest in the California partnership was converted into an identical unit of limited partnership interest in the Delaware partnership and the general partnership interest in the California partnership previously held by the general partner was converted into a general partnership interest in the Delaware partnership. All interests in the Delaware partnership outstanding immediately prior to the merger were cancelled in the merger.

The voting and other rights of the limited partners provided for in the partnership agreement were not changed as a result of the merger. In the merger, the partnership agreement of the California partnership was adopted as the partnership agreement of the Delaware partnership, with the following changes: (i) references therein to the California Uniform Limited Partnership Act were amended to refer to the Delaware Revised Uniform Limited Partnership Act; (ii) a description of the merger was added; (iii) the name of the partnership was changed to “Consolidated Capital Properties IV, LP” and (iv) a provision was added that gives the general partner authority to establish different designated series of limited partnership interests that have separate rights with respect to specified partnership property, and profits and losses associated with such specified property.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments as discontinued operations as a result of the sale of the respective properties during June 2008.  The operations for the three and six months ended June 30, 2008 of these properties are included in (loss) income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. The accompanying consolidated statements of operations for the three and six months ended June 30, 2007 also include the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007. Citadel Apartments was sold on March 30, 2007. The Apartments and Lake Forest Apartments were both sold on April 3, 2007. The respective assets and liabilities of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments were classified as held for sale as of December 31, 2007 and the accompanying consolidated balance sheet has been restated for this classification as of this date.

Included in income (loss) from discontinued operations for the six months ended June 30, 2008 and 2007 are revenues and income (loss) for the three properties which sold during 2008 and the three properties which sold during 2007 as noted in the table below.

	2008	2008	2007	2007
Property	Income (Loss)	Revenues	Income (Loss)	Revenues

Citadel Apartments	$ --	$ --	$(1,066,000)	$ 450,000
Lake Forest Apartments	--	--	(1,128,000)	653,000
The Apartments	--	--	(1,050,000)	401,000
Foothill Place
Apartments	451,000	2,013,000	363,000	2,000,000
Citadel Village
Apartments	(123,000)	494,000	20,000	518,000
Village East Apartments	(127,000)	493,000	(19,000)	521,000
	$ 201,000	$ 3,000,000	$(2,880,000)	$ 4,543,000

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

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $487,000 and $546,000 for the six months ended June 30, 2008 and 2007 respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $565,000 and $908,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2008 and 2007, are construction management services provided by an affiliate of the General Partner of approximately $198,000 and $368,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note C), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $129,000 and $197,000 in redevelopment supervision fees during the six months ended June 30, 2008 and 2007, respectively, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $2,304,000 and $1,685,000 during the six months ended June 30, 2008 and 2007, respectively, to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue.  During the period ended June 30, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,345,000 which included approximately $41,000 of interest.  During the period ended June 30, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,347,000 which included approximately $90,000 of interest.  Interest on advances was charged at prime plus 2% which was 7.00% at June 30, 2008.  There were no advances outstanding at June 30, 2008 or December 31, 2007.  Interest expense was approximately $41,000 and $75,000 for the six months ended June 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the six months ended June 30, 2008 and 2007 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of June 30, 2008 and December 31, 2007, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At June 30, 2008 and December 31, 2007, approximately $2,906,000 and $1,896,000, respectively, of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $258,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $693,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $18,400,000 and the redevelopment is expected to be completed by the end of March 2009.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the six months ended June 30, 2008 additional costs of approximately $3,367,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the six months ended June 30, 2008, approximately $139,000 of construction period interest, $2,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment.  During the six months ended June 30, 2007, approximately $83,000 of construction period interest was capitalized related to the redevelopment.

Note D – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $940,000. Insurance proceeds of approximately $250,000, $234,000 and $455,000 were received during the three months ended June 30, 2007, the three months ended December 31, 2007 and the six months ended June 30, 2008 respectively. The Partnership recognized casualty gains of approximately $250,000 during the three and six months ended June 30, 2007, $484,000 during the year ended December 31, 2007 and $455,000 during the six months ended June 30, 2008 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units was approximately $160,000.  During the three months ended June 30, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $99,000 during the three months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership received additional insurance proceeds of approximately $49,000 during the fourth quarter of 2007 and recognized an additional casualty gain of approximately $49,000 for the fourth quarter of 2007.

In July 2006, 865 Bellevue suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units was approximately $1,012,000.  Insurance proceeds of approximately $657,000 were received during the three and six months ended June 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the six months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000. The Partnership received additional insurance proceeds of approximately $413,000 during the fourth quarter of 2007 and recognized an additional casualty gain of approximately $413,000 for the fourth quarter of 2007.

In March 2006, 865 Bellevue Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which was included in rental income during 2006. During the three months ended June 30, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which were recognized as a casualty gain during the three months ended June 30, 2007.

Note E – Sale of Investment Properties

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the six months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144 the operations of Citadel Apartments, income of approximately $26,000 including revenues of approximately $450,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the three months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, income of approximately $70,000, including revenues of approximately $653,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the three months ended June 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $9,000, including revenues of approximately $401,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2007.

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,655,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Foothill Place Apartments, income of approximately $451,000 and $363,000, including revenues of approximately $2,013,000 and $2,000,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,849,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Citadel Village Apartments, loss of approximately $123,000 and income of $20,000, including revenues of approximately $494,000 and $518,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,011,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Village East Apartments, losses of approximately $127,000 and $19,000, including revenues of approximately $493,000 and $521,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008 the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Arbours of Hermitage Apartments	96%	94%
Nashville, TN
Belmont Place (1)	90%	96%
Marietta, GA
865 Bellevue Apartments	86%	88%
Nashville, TN
Post Ridge Apartments	97%	95%
Nashville, TN
Rivers Edge Apartments	99%	98%
Auburn, WA

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $41,160,000 and $41,583,000, respectively, compared to net income of approximately $17,123,000 and $26,977,000 for the three and six months ended June 30, 2007, respectively.

The increase in net income for the three months ended June 30, 2008 is primarily due to an increase in the recognition of gain on sale of discontinued operations and a decrease in loss from discontinued operations partially offset by a decrease in the recognition of casualty gains and an increase in total expenses.   The increase in net income for the six months ended June 30, 2008 is primarily due to an increase in the recognition of gain on sale of discontinued operations, a decrease in loss from discontinued operations and an increase in total revenues partially offset by a decrease in the recognition of casualty gains and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments as discontinued operations as a result of the sale of the respective properties during June 2008.  The operations for the three and six months ended June 30, 2008 of these properties are included in (loss) income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. The accompanying consolidated statements of operations for the three and six months ended June 30, 2007 also include the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007. Citadel Apartments was sold on March 30, 2007. The Apartments and Lake Forest Apartments were both sold on April 3, 2007. The respective assets and liabilities of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments were classified as held for sale as of December 31, 2007 and the accompanying consolidated balance sheet has been restated for this classification as of this date.

Included in income (loss) from discontinued operations for the six months ended June 30, 2008 and 2007 are revenues and income (loss) for the three properties which sold during 2008 and the three properties which sold during 2007 as noted in the table below.

	2008	2008	2007	2007
Property	Income (Loss)	Revenues	Income (Loss)	Revenues

Citadel Apartments	$ --	$ --	$(1,066,000)	$ 450,000
Lake Forest Apartments	--	--	(1,128,000)	653,000
The Apartments	--	--	(1,050,000)	401,000
Foothill Place
Apartments	451,000	2,013,000	363,000	2,000,000
Citadel Village
Apartments	(123,000)	494,000	20,000	518,000
Village East Apartments	(127,000)	493,000	(19,000)	521,000
	$ 201,000	$ 3,000,000	$(2,880,000)	$ 4,543,000

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

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,655,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,849,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,011,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in loss from discontinued operations.

Total revenues increased for the six months ended June 30, 2008 due to an increase in rental income offset by a decrease in other income. Total revenues for the three months ended June 30, 2008 remained relatively constant for the comparable period. The increase in rental income is due to an increase in occupancy at three of the investment properties and an increase in the average rental rate at all five of the investment properties which more than offset the decrease in occupancy at two of the investment properties.  Other income decreased for the six months ended June 30, 2008 due to a decrease in utility reimbursements and lease cancellation fees at Belmont Place Apartments, a decrease in utility reimbursements at Post Ridge Apartments and River’s Edge Apartments and a decrease in interest income.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $940,000. Insurance proceeds of approximately $250,000, $234,000 and $455,000 were received during the three months ended June 30, 2007, the three months ended December 31, 2007 and the six months ended June 30, 2008 respectively. The Partnership recognized casualty gains of approximately $250,000 during the three and six months ended June 30, 2007, $484,000 during the year ended December 31, 2007 and $455,000 during the six months ended June 30, 2008 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In October 2006, Post Ridge Apartments suffered fire damage to two rental units.  The estimated cost to repair the damaged units was approximately $160,000.  During the three months ended June 30, 2007 the Partnership received approximately $99,000 of insurance proceeds related to this casualty.  The Partnership recognized a casualty gain of approximately $99,000 during the three months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. The Partnership received additional insurance proceeds of approximately $49,000 during the fourth quarter of 2007 and recognized an additional casualty gain of approximately $49,000 for the fourth quarter of 2007.

In July 2006, 865 Bellevue suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units was approximately $1,012,000.  Insurance proceeds of approximately $657,000 were received during the three and six months ended June 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the six months ended June 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000. The Partnership received additional insurance proceeds of approximately $413,000 during the fourth quarter of 2007 and recognized an additional casualty gain of approximately $413,000 for the fourth quarter of 2007.

In March 2006, 865 Bellevue Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $797,000 were received during the year ended December 31, 2006.  The Partnership recognized a casualty gain of approximately $797,000 during the year ended December 31, 2006 as the damaged assets were fully depreciated at the time of the casualty. The Partnership also received approximately $53,000 to cover lost rents which was included in rental income during 2006. During the three months ended June 30, 2007 the Partnership received additional insurance proceeds of approximately $80,000 related to this casualty which were recognized as a casualty gain during the three months ended June 30, 2007.

Total expenses increased for the six months ended June 30, 2008 due to increases in depreciation and operating expenses partially offset by a decrease in general and administrative expenses.  Property tax and interest expenses remained relatively constant for the comparable period.  Depreciation expense increased due to assets being placed into service at several of the investment properties over the past twelve months. Operating expense increased due to an increase in property expenses partially offset by a decrease in insurance and maintenance expenses. Property expense increased due to increases in payroll costs at Arbours of Hermitage Apartments and 865 Bellevue Apartments and due to increases in utility costs, payroll costs and washer/dryer expense at Post Ridge Apartments. Insurance expense decreased as a result of a decrease in hazard insurance premiums at three of the investment properties partially offset by an increase in general insurance premiums at one of the investment properties.  Maintenance expense decreased as a result of a decrease in repair costs at the investment properties.  Total expenses for the three months ended June 30, 2008 increased due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expense. Property tax expense remained relatively constant for the comparable period. Operating expense increased due to an increase in property expenses partially offset by a decrease in administrative expenses. Property expense increased due to increases in utility and payroll costs at Arbours of Hermitage Apartments, increases in payroll and benefit costs at 865 Bellevue Apartments and in utility costs at Post Ridge Apartments. Administrative expense decreased due to a decrease in legal expense at Post Ridge Apartments. Depreciation expense increased due to assets being placed into service, primarily at 865 Bellevue Apartments, over the past twelve months. Interest expense increased due to an increase in mortgage interest resulting from the addition of a second mortgage encumbering Post Ridge Apartments during the third quarter of 2007, an increase in interest on advances from AIMCO Properties, LP as a result of an increase in advances for the comparable periods partially offset by an increase in capitalized interest in connection with the redevelopment of one of the investment properties.

General and administrative expense decreased for both periods due to a decrease in management reimbursements as a result of the 2007 investment property sales.  Included in general and administrative expenses for the six months ended June 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $3,287,000 compared to approximately $7,044,000 at June 30, 2007. The increase in cash and cash equivalents of approximately $1,941,000 from December 31, 2007, is due to approximately $49,560,000 and $1,230,000 of cash provided by investing and operating activities, respectively, offset by approximately $48,849,000 of cash used in financing activities. Cash used in financing activities consisted of distributions to partners, repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Foothill Place Apartments, Citadel Village Apartments and Village East Apartments and monthly payments on mortgage loans partially offset by the receipt of advances from an affiliate of the General Partner. Cash provided by investing activities consisted of proceeds from the sales of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments, withdrawals from restricted escrows and insurance proceeds received partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Arbours of Hermitage Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $703,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of building replacements and improvements, exterior building painting and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the six months ended June 30, 2008, the Partnership completed approximately $58,000 of capital improvements at Belmont Place, consisting primarily of security equipment upgrades, outdoor lighting fixture replacements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $54,000 of capital improvements at Citadel Village Apartments, consisting primarily of fitness equipment and recreational facility upgrades and floor covering replacements. These improvements were funded from operating cash flow. On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party.

Foothill Place Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $835,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, plumbing upgrades, floor covering, appliance and countertop replacements, structural improvements, exterior painting and grounds lighting upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party.

865 Bellevue Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $3,367,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of redevelopment costs. These improvements were funded from operating cash flow, Partnership reserves and advances from AIMCO Properties, L.P. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007. The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $18,400,000 and the redevelopment is expected to be completed by the end of March 2009.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the six months ended June 30, 2008 additional costs of approximately $3,367,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances. During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the six months ended June 30, 2008, approximately $139,000 of construction period interest, $2,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $294,000 of capital improvements at Post Ridge Apartments, consisting primarily of appliance replacements, structural improvements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $21,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering replacements, washer/dryer replacements and dumpster enclosures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Village East Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $150,000 of capital improvements at Village East Apartments, consisting primarily of water heater replacements, floor covering replacements and recreational facility and grounds lighting upgrades.  These improvements were funded from operating cash flow.  On June 20, 2008, the Partnership sold Village East Apartments to a third party.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment project) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $49,721,000 matures at various dates between 2008 and 2034 with balloon payments of approximately $11,100,000, $8,964,000, $1,644,000 and $3,086,000 due in 2008, 2015, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership declared distributions of the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Sale (1)	$25,236	$70.68	$ --	$ --

(1)

Sale proceeds from the 2008 sales of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments.

In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately $296,000 and zero was distributed to the general partner of the majority owned sub-tier limited partnerships during the six months ended June 30, 2008 and 2007, respectively.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures and redevelopment costs, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008 the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL PROPERTIES IV, LP

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

10.137

Purchase and Sale Contract between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and the affiliated Selling Partnerships and Jackson Square Properties, LLC, a California limited liability company, dated March 10, 2008. (Incorporated by reference to Current Report on Form 8-K dated March 14, 2008)

10.138

Purchase and Sale Contract between CCP IV Associates, Ltd., a Texas limited partnership and the affiliated Selling Partnerships, and Hamilton Zanze and Company, a California corporation, dated April 2, 2008. (Citadel Village and Village East) (Incorporated by reference to Current Report on Form 8-K dated April 2, 2008).

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