Form 10-Q
period 2008-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2008-11-14
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

September 30,		December 31,
2008		2007
(Unaudited)		(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 6,582	$ 1,346
Receivables and deposits	811	686
Restricted escrows	--	1,615
Other assets	668	777
Investment properties:
Land	1,035	1,035
Buildings and related personal property	60,267	53,664
	61,302	54,699
Less accumulated depreciation	(32,796)	(30,979)
	28,506	23,720
Assets held for sale (Note A)	31,175	40,777
	$ 67,742	$ 68,921

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,124	$ 1,923
Tenant security deposit liabilities	259	435
Accrued property taxes	403	524
Other liabilities	524	861
Due to affiliates	173	--
Distributions payable (Note B)	2,906	1,896
Mortgage notes payable	27,755	28,079
Liabilities related to assets held for sale
(Note A)	22,624	46,294
	55,768	80,012

Partners' (Deficiency) Capital
General partners	(8,726)	(7,366)
Limited partners (342,773 units issued and
outstanding)	20,700	(3,725)
	11,974	(11,091)
	$ 67,742	$ 68,921

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 1,860	$ 1,657	$ 5,426	$ 4,914
Other income	196	265	627	733
Total revenues	2,056	1,922	6,053	5,647

Expenses:
Operating	1,273	1,212	3,452	3,124
General and administrative	144	148	501	606
Depreciation	841	497	2,023	1,152
Interest	370	375	1,058	1,044
Property taxes	130	136	387	394
Total expenses	2,758	2,368	7,421	6,320

Loss before casualty gain and discontinued
operations	(702)	(446)	(1,368)	(673)
Casualty gains (Note E)	90	--	545	1,018
(Loss) income from discontinued
operations (Notes A and F)	(814)	223	(535)	(2,612)
Gain on sale of discontinued
operations (Note F)	8,440	--	49,955	29,021
Net income (loss)	$ 7,014	$ (223)	$48,597	$26,754

Net (loss) allocated to general
partners	$ (57)	$ (9)	$ (54)	$ (91)
Net income (loss) allocated to
limited partners	7,071	(214)	48,651	26,845
	$ 7,014	$ (223)	$48,597	$26,754
Per limited partnership unit:
(Loss) income from continuing operations	$ (1.71)	$ (1.25)	$ (2.30)	$ .97
(Loss) income from discontinued operations	(2.28)	.62	(1.50)	(7.32)
Gain on sale of discontinued operations	24.62	--	145.73	84.67
Net income (loss) per limited
partnership unit	$ 20.63	$ (.63)	$141.93	$ 78.32

Distributions per limited partnership unit	$ --	$ --	$ 70.68	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'

Units

Partners

Partners

				Deficit

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2007	342,773	$(7,366)	$ (3,725)	$(11,091)

Distribution to partners	--	(1,306)	(24,226)	(25,532)

Net (loss) income for the nine months
ended September 30, 2008	--	(54)	48,651	48,597

Partners' (deficiency) capital at
September 30, 2008	342,773	$(8,726)	$ 20,700	$ 11,974

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 48,597	$ 26,754
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,530	3,108
Amortization of loan costs	131	201
Casualty gains	(545)	(1,056)
Gain on sale of investment properties	(49,955)	(29,021)
Loss on extinguishment of debt	972	3,332
Change in accounts:
Receivables and deposits	(125)	(226)
Other assets	51	25
Accounts payable	9	93
Tenant security deposit liabilities	(176)	(8)
Accrued property taxes	125	(533)
Other liabilities	(461)	(181)
Due to affiliates	--	(152)
Net cash provided by operating activities	2,153	2,336
Cash flows from investing activities:
Net proceeds from sale of investment properties	62,710	33,631
Property improvements and replacements	(8,991)	(12,413)
Net withdrawals from restricted escrows	--	3,415
Net deposits to restricted escrows	(1,905)	--
Deferred revenue	3,520	--
Insurance proceeds received	545	1,056
Net cash provided by investing activities	55,879	25,689
Cash flows from financing activities:
Payments on mortgage notes payable	(811)	(1,022)
Proceeds from mortgage notes payable	--	5,810
Repayment of mortgage notes payable	(26,825)	(19,507)
Loan costs and prepayment penalties paid	(811)	(3,147)
Advances from affiliate	2,477	1,685
Payments on advances from affiliate	(2,304)	(3,257)
Distributions to partners	(24,522)	--
Net cash used in financing activities	(52,796)	(19,438)
Net increase in cash and cash equivalents	5,236	8,587
Cash and cash equivalents at beginning of period	1,346	518
Cash and cash equivalents at end of period	$ 6,582	$ 9,105

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

Supplemental Disclosures of Cash Flow Information and Non-Cash Activities:

During the nine months ended September 30, 2008 distributions payable to partners was adjusted by approximately $1,010,000 for non-cash activity.

At September 30, 2008 and 2007 approximately $695,000 and $1,193,000, respectively, of property improvements and replacements were included in accounts payable. At December 31, 2007 and 2006 approximately $1,693,000 and $1,906,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements at September 30, 2008 and 2007, respectively.

Cash paid for interest, net of capitalized interest, was approximately $2,499,000 and $3,172,000 for the nine months ended September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments as discontinued operations as a result of the sale of the respective properties during 2008. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 have also been restated to reflect the operations of Belmont Place Apartments as discontinued operations as a result of the property being classified as held for sale at September 30, 2008. The Partnership entered into a sale contract on September 29, 2008 to sell Belmont Place Apartments to a third party, with an expected closing date of January 9, 2009. The operations for the three and nine months ended September 30, 2008 of these properties are included in loss from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 also include the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007. Citadel Apartments was sold on March 30, 2007. The Apartments and Lake Forest Apartments were both sold on April 3, 2007. The respective assets and liabilities of Rivers Edge Apartments, Belmont Place Apartments, Foothill Place Apartments, Citadel Village Apartments and Village East Apartments were classified as held for sale as of December 31, 2007 and the accompanying consolidated balance sheet has been restated for this classification as of this date. The respective assets and liabilities of Belmont Place Apartments are also classified as held for sale as of September 30, 2008.

Included in loss from discontinued operations for the nine months ended September 30, 2008 and 2007 are revenues and (loss) income for the one property which is held for sale at September 30, 2008, the four properties which sold during 2008 and the three properties which sold during 2007 as noted in the table below. Also included in (loss) income from discontinued operations for the nine months ended September 30, 2008 is income for Briar Bay Apartments, which sold during 2004, from receipt of real estate tax refunds during 2008 which had been under dispute.

	2008	2008	2007	2007
Property	Income (Loss)	Revenues	Income (Loss)	Revenues

Belmont Place Apartments	$ (106,000)	$ 3,156,000	$ (144,000)	$ 3,276,000
Rivers Edge Apartments	(627,000)	904,000	234,000	861,000
Foothill Place
Apartments	423,000	2,017,000	572,000	3,074,000
Citadel Village
Apartments	(137,000)	494,000	12,000	784,000
Village East Apartments	(163,000)	491,000	(41,000)	767,000
Citadel Apartments	--	--	(1,066,000)	450,000
Lake Forest Apartments	--	--	(1,122,000)	653,000
The Apartments	--	--	(1,057,000)	401,000
Briar Bay Apartments	75,000	75,000	--	--
	$ (535,000)	$ 7,137,000	$(2,612,000)	$10,266,000

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

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $655,000 and $788,000 for the nine months ended September 30, 2008 and 2007 respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $567,000 and $913,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the nine months ended September 30, 2008 and 2007, are construction management services provided by an affiliate of the General Partner of approximately $251,000 and $478,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note C), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $190,000 and $310,000 in redevelopment supervision fees during the nine months ended September 30, 2008 and 2007, respectively, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $2,477,000 and $1,685,000 during the nine months ended September 30, 2008 and 2007, respectively, to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue.  During the period ended September 30, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,345,000 which included approximately $41,000 of interest.  During the period ended September 30, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,347,000 which included approximately $90,000 of interest.  Interest on advances was charged at prime plus 2% which was 7.00% at September 30, 2008.  At September 30, 2008, there was approximately $173,000 of advances outstanding. There were no advances outstanding at December 31, 2007.  Interest expense was approximately $41,000 and $75,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, outstanding advances of $174,000, including accrued interest of $1,000, were repaid with proceeds from the sale of Rivers Edge Apartments.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the nine months ended September 30, 2008 and 2007 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of September 30, 2008 and December 31, 2007, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At September 30, 2008 and December 31, 2007, approximately $2,906,000 and $1,896,000, respectively, of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $350,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $693,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $18,900,000 and the redevelopment is expected to be completed by the end of March 2009.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the nine months ended September 30, 2008 additional costs of approximately $5,148,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the nine months ended September 30, 2008, approximately $164,000 of construction period interest, $4,000 of construction period operating costs and $17,000 of construction period taxes were capitalized related to the redevelopment.  During the nine months ended September 30, 2007, approximately $103,000 of construction period interest was capitalized related to the redevelopment.

Note D – Mortgage Financing

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000, $44,000 of which were capitalized during the nine months ended September 30, 2007 and are included in other assets on the accompanying consolidated balance sheet.

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

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,710,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which had a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate reset monthly.  The variable interest rate was to increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans were prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $49,000. During the nine months ended September 30, 2008, the mortgage encumbering Citadel Village Apartments was repaid with proceeds from the June 20, 2008 sale.

Note E – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $250,000, $234,000, $90,000 and $545,000 were received during the nine months ended September 30, 2007, the three months ended December 31, 2007 and the three and nine months ended September 30, 2008, respectively. The Partnership recognized casualty gains of approximately $250,000, $234,000, $90,000 and $545,000 during the nine months ended September 30, 2007, the three months ended December 31, 2007 and the three and nine months ended September 30, 2008, respectively, as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units. Insurance proceeds of approximately $33,000 were received during the three and nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $33,000, which is included in income (loss) from discontinued operations, during the three and nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty.

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

In July 2006, 865 Bellevue Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units was approximately $1,012,000.  Insurance proceeds of approximately $657,000 were received during the nine months ended September 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000. The Partnership received additional insurance proceeds of approximately $413,000 during the fourth quarter of 2007 and recognized an additional casualty gain of approximately $413,000 for the fourth quarter of 2007.

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

Note F – Sale of Investment Properties

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144 the operations of Citadel Apartments, loss of approximately $1,066,000 including revenues of approximately $450,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2007.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, loss of approximately $1,122,000, including revenues of approximately $653,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2007.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $1,057,000, including revenues of approximately $401,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2007.

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,655,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Foothill Place Apartments, income of approximately $423,000 and $572,000, including revenues of approximately $2,017,000 and $3,074,000 have been classified as income from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,849,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Citadel Village Apartments, loss of approximately $137,000 and income of approximately $12,000, including revenues of approximately $494,000 and $784,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,011,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Village East Apartments, losses of approximately $163,000 and $41,000, including revenues of approximately $491,000 and $767,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On September 29, 2008, the Partnership entered into a contract with a third party to sell Belmont Place Apartments for a purchase price of $35,200,000.  During the three months ended September, 30, 2008, the purchaser delivered a deposit of $3,520,000 which shall be credited against the purchase price at the time of closing, if not refunded before the closing date. The deposit is included as a restricted escrow in assets held for sale and deferred revenue in liabilities held for sale at September 30, 2008. In connection with the sale of Belmont Place Apartments, the Partnership or an affiliate of the Partnership will offer partial financing to the buyer. The partial financing will be in an amount equal to $2,250,000 and will accrue interest at a rate of 3.5% for the first three years and 4% each year thereafter until maturity. In accordance with SFAS No. 144, the operations of Belmont Place Apartments, losses of approximately $106,000 and $144,000, including revenues of approximately $3,156,000 and $3,276,000 have been classified as loss from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively as a result of the property being classified as held for sale at September 30, 2008.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,440,000 during the three months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Rivers Edge Apartments, loss of approximately $627,000 and income of approximately $234,000, including revenues of approximately $904,000 and $861,000 have been classified as (loss) income from discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

Note G – Subsequent Event

Subsequent to September 30, 2008, the Partnership declared a distribution of approximately $4,687,000 (approximately $4,500,000 to the limited partners or $13.13 per limited partnership unit) from proceeds from the September 30, 2008 sale of Rivers Edge Apartments.

Note H – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Arbours of Hermitage Apartments	96%	95%
Nashville, TN
865 Bellevue Apartments (1)	86%	91%
Nashville, TN
Post Ridge Apartments	97%	96%
Nashville, TN

(1)   The decrease in occupancy at 865 Bellevue Apartments is due to the ongoing redevelopment at the property. The project is expected to be completed in 2009.

The Partnership has one additional property, Belmont Place, which is classified as held for sale at September 30, 2008. The average occupancy of this property for the nine months ended September 30, 2008 and 2007 was 93% and 95% respectively.

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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $7,014,000 and $48,597,000, respectively, compared to a net loss of approximately $223,000 and net income of approximately $26,754,000 for the three and nine months ended September 30, 2007, respectively.

The increase in net income for the three months ended September 30, 2008 is primarily due to increases in the recognition of gain on sale of discontinued operations, the recognition of casualty gains and an increase in total revenues, partially offset by an increase in loss from discontinued operations and an increase in total expenses.   The increase in net income for the nine months ended September 30, 2008 is primarily due to an increase in the recognition of gain on sale of discontinued operations, a decrease in loss from discontinued operations and an increase in total revenues, partially offset by a decrease in the recognition of casualty gains and an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2007 have been restated to reflect the operations of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments as discontinued operations as a result of the sale of the respective properties during 2008. The consolidated statements of operations for the three and nine months ended September 30, 2007 have also been restated to reflect the operations of Belmont Place Apartments as discontinued operations as a result of the property being classified as held for sale at September 30, 2008. The Partnership entered into a sale contract on September 29, 2008 to sell Belmont Place Apartments to a third party, with an expected closing date of January 9, 2009. The operations for the three and nine months ended September 30, 2008 of these properties are included in (loss) income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008. The consolidated statements of operations for the three and nine months ended September 30, 2007 also include the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007. Citadel Apartments was sold on March 30, 2007. The Apartments and Lake Forest Apartments were both sold on April 3, 2007. The respective assets and liabilities of Rivers Edge Apartments, Belmont Place Apartments, Foothill Place Apartments, Citadel Village Apartments and Village East Apartments were classified as held for sale as of December 31, 2007 and the consolidated balance sheet has been restated for this classification as of this date. The respective assets and liabilities of Belmont Place Apartments are also classified as held for sale as of September 30, 2008.

Included in loss from discontinued operations for the nine months ended September 30, 2008 and 2007 are revenues and (loss) income for the one property which is held for sale at September 30, 2008, the four properties which sold during 2008 and the three properties which sold during 2007 as noted in the table below. Also included in (loss) income from discontinued operations for the nine months ended September 30, 2008 is income for Briar Bay Apartments, which sold during 2004, from receipt of real estate tax refunds during 2008 which had been under dispute.

	2008	2008	2007	2007
Property	Income (Loss)	Revenues	Income (Loss)	Revenues

Belmont Place Apartments	$ (106,000)	$ 3,156,000	$ (144,000)	$ 3,276,000
Rivers Edge Apartments	(627,000)	904,000	234,000	861,000
Foothill Place
Apartments	423,000	2,017,000	572,000	3,074,000
Citadel Village
Apartments	(137,000)	494,000	12,000	784,000
Village East Apartments	(163,000)	491,000	(41,000)	767,000
Citadel Apartments	--	--	(1,066,000)	450,000
Lake Forest Apartments	--	--	(1,122,000)	653,000
The Apartments	--	--	(1,057,000)	401,000
Briar Bay Apartments	75,000	75,000	--	--
	$ (535,000)	$ 7,137,000	$(2,612,000)	$10,266,000

On March 30, 2007, the Partnership sold Citadel Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $12,040,000 after payment of closing costs of approximately $210,000. The Partnership used approximately $5,447,000 to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $10,844,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,092,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,005,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144 the operations of Citadel Apartments, loss of approximately $1,066,000 including revenues of approximately $450,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2007.

On April 3, 2007, the Partnership sold Lake Forest Apartments to a third party for a gross sales price of $13,660,000. The net proceeds realized by the Partnership were approximately $13,486,000 after payment of closing costs of approximately $174,000. The Partnership used approximately $8,399,000 of the net proceeds to repay the first and second mortgages encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $11,702,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,192,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $1,061,000. The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Lake Forest Apartments, loss of approximately $1,122,000, including revenues of approximately $653,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2007.

On April 3, 2007, the Partnership also sold The Apartments to the same third party for a gross sales price of $8,211,000. The net proceeds realized by the Partnership were approximately $8,105,000 after payment of closing costs of approximately $106,000. The Partnership used approximately $3,895,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,475,000 during the nine months ended September 30, 2007 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $1,048,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the first mortgage of approximately $988,000. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of The Apartments, loss of approximately $1,057,000, including revenues of approximately $401,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2007.

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,655,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Foothill Place Apartments, income of approximately $423,000 and $572,000, including revenues of approximately $2,017,000 and $3,074,000 have been classified as income from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,849,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Citadel Village Apartments, loss of approximately $137,000 and income of approximately $12,000, including revenues of approximately $494,000 and $784,000 have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,011,000 during the nine months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144, the operations of Village East Apartments, losses of approximately $163,000 and $41,000, including revenues of approximately $491,000 and $767,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

On September 29, 2008, the Partnership entered into a contract with a third party to sell Belmont Place Apartments for a purchase price of $35,200,000.  During the three months ended September, 30, 2008, the purchaser delivered a deposit of $3,520,000 which shall be credited against the purchase price at the time of closing, if not refunded before the closing date. The deposit is included as a restricted escrow in assets held for sale and deferred revenue in liabilities held for sale at September 30, 2008. In accordance with SFAS No. 144, the operations of Belmont Place Apartments, losses of approximately $106,000 and $144,000, including revenues of approximately $3,156,000 and $3,276,000 have been classified as loss from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively as a result of the property being classified as held for sale at September 30, 2008.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,440,000 during the three months ended September 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144, the operations of Rivers Edge Apartments, loss of approximately $627,000 and income of approximately $234,000, including revenues of approximately $904,000 and $861,000 have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.

Total revenues increased for both the three and nine months ended September 30, 2008 due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for the nine months ended September 30, 2008 is due to an increase in occupancy at two of the investment properties and an increase in the average rental rate at all three of the investment properties partially offset by a decrease in occupancy at one of the investment properties. The increase in rental income for the three months ended September 30, 2008 is due to an increase in the average rental rate at all three properties. Other income decreased for the nine months ended September 30, 2008 due to a decrease in interest income as a result of a decrease in average cash balances and decreases in cleaning and damage charges and pet fees at Arbours of Hermitage Apartments partially offset by increases in pet fees, application and lease cancellation fees, cleaning and damage fees, parking income and water/sewer reimbursements at 865 Bellevue Apartments. Other income decreased for the three months ended September 30, 2008 due to a decrease in interest income as a result of a decrease in average cash balances.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $250,000, $234,000, $90,000 and $545,000 were received during the nine months ended September 30, 2007, the three months ended December 31, 2007 and the three and nine months ended September 30, 2008, respectively. The Partnership recognized casualty gains of approximately $250,000, $234,000, $90,000 and $545,000 during the nine months ended September 30, 2007, the three months ended December 31, 2007 and the three and nine months ended September 30, 2008, respectively, as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units. Insurance proceeds of approximately $33,000 were received during the three and nine months ended September 30, 2007. The Partnership recognized a casualty gain of approximately $33,000, which is included in income (loss) from discontinued operations, during the three and nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty.

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

In July 2006, 865 Bellevue Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units was approximately $1,012,000.  Insurance proceeds of approximately $657,000 were received during the nine months ended September 30, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $589,000 during the nine months ended September 30, 2007 as the damaged assets were fully depreciated at the time of the casualty. Included in these casualty costs are capitalized interest costs of approximately $48,000, capitalized tax expenses of approximately $7,000 and capitalized operating costs of approximately $2,000. The Partnership received additional insurance proceeds of approximately $413,000 during the fourth quarter of 2007 and recognized an additional casualty gain of approximately $413,000 for the fourth quarter of 2007.

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

Total expenses increased for the nine months ended September 30, 2008 due to increases in depreciation and operating expenses, partially offset by a decrease in general and administrative expenses.  Property tax and interest expenses remained relatively constant for the comparable period.  Depreciation expense increased due to assets being placed into service at all three of the investment properties over the past twelve months. Operating expense increased due to increases in property, maintenance, advertising and management fee expenses partially offset by a decrease in insurance expense.  Property expense increased primarily due to an increase in payroll costs at 865 Bellevue Apartments.  Maintenance expense increased due to an increase in clean up costs associated with repairs and readying apartment units for renting at Arbours of Hermitage Apartments and Post Ridge Apartments.  Advertising expense increased due to increases in resident promotions and various advertising mediums at 865 Bellevue Apartments.  Management fee expense increased primarily due to the increase in rental income on which the fee is based at all three investment properties.  Insurance expense decreased due to decreases in hazard and umbrella premiums at all three investment properties.  Total expenses increased for the three months ended September 30, 2008 due to increases in depreciation and operating expenses. General and administrative, interest and property tax expenses remained relatively constant for the comparable period. Depreciation expense increased due to assets being placed into service at all three of the investment properties over the past twelve months.  Operating expense increased due to increases in maintenance, advertising and administrative expenses partially offset by a decrease in insurance expense.  Maintenance expense increased due to an increase in clean up costs associated with repairs and readying apartment units for renting at Arbours of Hermitage Apartments and Post Ridge Apartments.  Advertising expense increased due to increases in resident promotions and various advertising mediums at 865 Bellevue Apartments.  Administrative expenses increased due to an increase in legal expenses at Arbours of Hermitage Apartments related to settlement of a vendor dispute over payment of services rendered.  Insurance expense decreased due to decreases in hazard and umbrella premiums at all three investment properties.

General and administrative expense decreased for the nine months ended September 30, 2008 due to a decrease in management reimbursements as a result of the 2007 and 2008 investment property sales.  Included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $6,582,000 compared to approximately $9,105,000 at September 30, 2007. The increase in cash and cash equivalents of approximately $5,236,000 from December 31, 2007, is due to approximately $55,879,000 and $2,153,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $52,796,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments, the receipt of a good faith deposit for the potential sale of Belmont Place Apartments, and insurance proceeds received, partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of distributions to partners, repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Foothill Place Apartments, Citadel Village Apartments, Rivers Edge Apartments and Village East Apartments, payment of prepayment penalties and monthly payments on mortgage loans, partially offset by the receipt of advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Arbours of Hermitage Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $977,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of building replacements and improvements, exterior building painting and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $108,000 of capital improvements at Belmont Place Apartments, consisting primarily of security equipment upgrades, outdoor lighting fixture replacements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Belmont Place Apartments is classified as held for sale at September 30, 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Citadel Village Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $54,000 of capital improvements at Citadel Village Apartments, consisting primarily of fitness equipment and recreational facility upgrades and floor covering replacements. These improvements were funded from operating cash flow. On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party.

Foothill Place Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $835,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, plumbing upgrades, floor covering, appliance and countertop replacements, structural improvements, exterior painting and grounds lighting upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party.

865 Bellevue Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $5,148,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of redevelopment costs. These improvements were funded from operating cash flow, Partnership reserves and advances from AIMCO Properties, L.P. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007. The scope of the initial phase of the redevelopment project consists of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consists of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The revised estimated cost to complete both phases of the redevelopment project is approximately $18,900,000 and the redevelopment is expected to be completed by the end of March 2009.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the nine months ended September 30, 2008 additional costs of approximately $5,148,000 have been incurred. The Partnership expects to fund the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances. During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the nine months ended September 30, 2008, approximately $164,000 of construction period interest, $4,000 of construction period operating costs and $17,000 of construction period taxes were capitalized related to the redevelopment. Additional routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $684,000 of capital improvements at Post Ridge Apartments, consisting primarily of appliance replacements, structural improvements, gutter and roof replacements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $37,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering replacements, washer/dryer replacements and dumpster enclosures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. On September 30, 2008 the Partnership sold Rivers Edge Apartments to a third party.

Village East Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $150,000 of capital improvements at Village East Apartments, consisting primarily of water heater replacements, floor covering replacements and recreational facility and grounds lighting upgrades.  These improvements were funded from operating cash flow.  On June 20, 2008, the Partnership sold Village East Apartments to a third party.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and the redevelopment project) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $46,412,000, including $18,657,000 in mortgage indebtedness classified as held for sale, matures at various dates between 2008 and 2022 with balloon payments of approximately $11,100,000, $8,964,000, $1,644,000 and $3,086,000 due in 2008, 2015, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. The Partnership is exploring financing options with respect to the mortgage on 865 Bellevue which matures in December 2008. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership declared distributions of the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership

September 30, 2008

Unit

September 30, 2007

Unit

Sale (1)	$25,236	$70.68	$ --	$ --

(1)   Sale proceeds from the 2008 sales of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments.

In conjunction with the transfer of funds from their certain majority owned sub-tier limited partnerships to the Partnership, approximately $296,000 and zero was distributed to the general partner of the majority owned sub-tier limited partnerships during the nine months ended September 30, 2008 and 2007, respectively.

Subsequent to September 30, 2008, the Partnership declared a distribution of approximately $4,687,000 (approximately $4,500,000 to the limited partners or $13.13 per limited partnership unit) from proceeds from the September 30, 2008 sale of Rivers Edge Apartments.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
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

3.2         Eighth Amendment to The Limited Partnership Agreement of Consolidated Capital Properties IV, LP dated March 18, 2008.

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

10.137                      Purchase and Sale Contract between Foothill Chimney Associates Limited Partnership, a Georgialimited partnership, and the affiliated Selling Partnerships and Jackson Square Properties, LLC, a California limited liability company, dated March 10, 2008. (Incorporated by reference to Current Report on Form 8-K dated March 14, 2008)

10.138      Purchase and Sale Contract between CCP IV Associates, Ltd., a Texas limited partnership and the affiliated Selling Partnerships, and Hamilton Zanze and Company, a California corporation, dated April 2, 2008. (Citadel Village and Village East) (Incorporated by reference to Current Report on Form 8-K dated April 2, 2008).

10.139      Purchase and Sale Contract between ConCap River’s Edge Associates, Ltd., a Texas limited partnership and Hamilton Zanze and Company, a California corporation, dated August 18, 2008. (Incorporated by reference to Current Report on Form 8-K dated August 18, 2008)

10.140      Agreement for Purchase and Sale and Joint Escrow Instructions between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and affiliated Selling Partnership and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated September 29, 2008. (Incorporated by reference to Current Report on Form 8-K dated September 29, 2008)

10.141      First Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and affiliated Selling Partnership and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 2, 2008. (Incorporated by reference to Current Report on Form 8-K dated September 29, 2008)

10.142      First Amendment to Purchase and Sale Contract between ConCap River’s Edge Associates, Ltd., a Texas limited partnership, and Hamilton Zanze and Company, a California corporation, dated September 15, 2008. (Incorporated by reference to Current Report on Form 8-K dated September 30, 2008)

10.143      Second Amendment to Purchase and Sale Contract between ConCap River’s Edge Associates, Ltd., a Texas limited partnership, and Hamilton Zanze and Company, a California corporation, dated September 25, 2008. (Incorporated by reference to Current Report on Form 8-K dated September 30, 2008)

10.144      Third Amendment to Purchase and Sale Contract between ConCap River’s Edge Associates, Ltd., a Texas limited partnership, and Hamilton Zanze and Company, a California corporation, dated September 26, 2008. (Incorporated by reference to Current Report on Form 8-K dated September 30, 2008)

10.145      Second Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and affiliated Selling Partnership and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 6, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 21, 2008.)

10.146      Third Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Foothill Chimney Associates Limited Partnership, a Georgia limited partnership, and affiliated Selling Partnership and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated October 21, 2008. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 21, 2008.)

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