Form 10-K
period 2008-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2009-04-15
CIK 355804

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                         FORM 10-K

 (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2008

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

             Registrant's telephone number, including area code (864) 239-1000

                Securities registered pursuant to Section 12(b) of the Act:

                                           None

                Securities registered pursuant to Section 12(g) of the Act:

                           Units of Limited Partnership Interest

                                     (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's primary business and only industry segment is real estate related operations.  The Partnership is engaged in the business of operating and holding real estate properties for investment.  As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2008, the Partnership owned 3 income-producing properties (or interests therein), which are located in Tennessee.  Prior to 2007, the Partnership had disposed of 37 properties originally owned by the Partnership and during 2007 and 2008 sold 3 and 5 of its investment properties, respectively.  See "Item 2. Properties" for further information about the Partnership's remaining properties and the 2007 and 2008 sales.

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

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its partners on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

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

Item 2.     Properties

The Partnership originally acquired 48 properties of which twenty-five (25) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2008, the Partnership owned three (3) apartment complexes.  Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

Date of
Property	Purchase	Type of Ownership	Use

Arbours of Hermitage Apts. (1)	09/83	Fee ownership subject to	Apartment
Hermitage, Tennessee		a first mortgage	350 units
865 Bellevue Apts. (1)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to a first mortgage	326 units
Post Ridge Apts. (2)	07/82	Fee ownership subject	Apartment
Nashville, Tennessee		to first and second	150 units
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

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,664,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,904,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,025,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,409,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

On December 31, 2008, the Partnership sold Belmont Place to a third party for a gross sales price of $35,200,000.  The net proceeds realized by the Partnership were approximately $14,326,000 after payment of closing costs of approximately $53,000, the assumption of the mortgage of approximately $18,571,000 by the purchaser and financing of approximately $2,250,000 provided by the Partnership. The Partnership realized a gain on sale of discontinued operations of approximately $6,822,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations. In connection with the sale of Belmont Place, the Partnership provided $2,250,000 in partial financing to the purchaser (the “Seller Loan”).  Monthly payments of interest only commence February 1, 2009 through the Seller Loan’s November 1, 2034 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Belmont Place that was assumed by the purchaser in connection with the sale.  Interest on the Seller Loan will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)			(in thousands)

Arbours of Hermitage
Apartments	$ 19,680	$ 14,209	5-30 yrs	S/L	$ 4,634
865 Bellevue Apartments	35,945	13,890	5-30 yrs	S/L	20,376
Post Ridge Apartments	7,809	5,662	5-30 yrs	S/L	2,222

Total	$ 63,434	$ 33,761			$ 27,232

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance	Stated			Balance
	At	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (b)
	(in thousands)				(in thousands)
Arbours of Hermitage
Apartments	$10,432	5.06% (a)	30 yrs	09/15	$ 8,964
865 Bellevue
Apartments	11,078	5.20% (a)	30 yrs	01/09	11,078
Post Ridge Apartments
1st mortgage	4,052	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,067	5.93% (a)	30 yrs	01/20	1,644

Totals	$27,629				$24,772

(a)            Fixed rate mortgage.

(b)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000 which were capitalized and are included in other assets on the consolidated balance sheets.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,709,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 was 6.01% per annum, and resets monthly.  The variable interest rate was to increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $64,000. During the year ended December 31, 2008, the mortgage encumbering Citadel Village Apartments was repaid with proceeds from the June 20, 2008 sale.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering one of its investment properties, Village East Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of $2,000,000, with a new mortgage loan in the principal amount of $3,100,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company.  The Secured Credit Facility had a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on January 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $3,100,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 was 6.01% per annum, and resets monthly.  The variable interest rate was to increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership and Registrant. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans were prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership and Registrant, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $65,000. During the year ended December 31, 2008, the mortgage encumbering Village East Apartments was repaid with proceeds from the June 20, 2008 sale.

On January 12, 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P., an affiliate of the General Partner (the “Affiliate Loan”).  These loan proceeds were then used to pay in full the existing mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000 and matured on January 12, 2009.  The Affiliate Loan was unsecured and bore interest at 6.0%.  This loan was repaid with proceeds from the permanent loan obtained in February 2009 on 865 Bellevue Apartments.

On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan issued on January 12, 2009.  In accordance with the terms of the loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs. Events of default include nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2008 and 2007 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Arbours of Hermitage Apartments	$ 8,729	$ 8,352	96%	95%
865 Bellevue Apartments (1)	10,460	8,587	86%	89%
Post Ridge Apartments	10,364	9,936	96%	97%

(1)   The decrease in occupancy at 865 Bellevue Apartments is due to the redevelopment at the property.  The redevelopment was complete at December 31, 2008.

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the year ended December 31, 2008 additional costs of approximately $6,866,000 have been incurred. The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the related assets. During the year ended December 31, 2008, approximately $185,000 of construction period interest, $5,000 of construction period operating costs and $19,000 of construction period taxes were capitalized related to the redevelopment.  During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment.

As noted under "Item 1. Business", the real estate industry is highly competitive.  All of the properties are subject to competition from other residential apartment complexes in the area.  The General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were:

	2008	2008
	Billing	Rate
	(in thousands)

Arbours of Hermitage Apartments	$220	4.0%
865 Bellevue Apartments	241	4.0%
Post Ridge Apartments	109	4.0%

Capital Improvements

Arbours of Hermitage Apartments

During the year ended December 31, 2008, the Partnership completed approximately $1,187,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of building replacement and improvements, exterior painting, floor covering replacements and cabinet upgrades. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Belmont Place

During the year ended December 31, 2008, the Partnership completed approximately $142,000 of capital improvements at Belmont Place Apartments, consisting primarily of security equipment upgrades, outdoor lighting fixture replacements and floor covering replacements. These improvements were funded from operating cash flow. On December 31, 2008, the Partnership sold Belmont Place Apartments to a third party.

Citadel Village Apartments

During the year ended December 31, 2008, the Partnership completed approximately $54,000 of capital improvements at Citadel Village Apartments, consisting primarily of fitness equipment and recreational facility upgrades and floor covering replacements. These improvements were funded from operating cash flow. On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party.

Foothill Place Apartments

During the year ended December 31, 2008, the Partnership completed approximately $835,000 of capital improvements at Foothill Place Apartments, consisting primarily of recreational facility improvements, plumbing upgrades, floor covering, appliance and countertop replacements, structural improvements, exterior painting and grounds lighting upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party.

865 Bellevue (formerly known as Knollwood Apartments)

During the year ended December 31, 2008, the Partnership completed approximately $6,866,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of redevelopment costs. These improvements were funded from operating cash flow, Partnership reserves and advances from AIMCO Properties, L.P. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the year ended December 31, 2008 additional costs of approximately $6,866,000 have been incurred. The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the related assets. During the year ended December 31, 2008, approximately $185,000 of construction period interest, $5,000 of construction period operating costs and $19,000 of construction period taxes were capitalized related to the redevelopment.  During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment.

Post Ridge Apartments

During the year ended December 31, 2008, the Partnership completed approximately $887,000 of capital improvements at Post Ridge Apartments, consisting primarily of appliance replacements, exterior painting, structural improvements, gutter and roof replacements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Rivers Edge Apartments

During the year ended December 31, 2008, the Partnership completed approximately $37,000 of capital improvements at Rivers Edge Apartments, consisting primarily of floor covering replacements, washer/dryer replacements and dumpster enclosures. These improvements were funded from operating cash flow. On September 30, 2008 the Partnership sold Rivers Edge Apartments to a third party.

Village East Apartments

During the year ended December 31, 2008, the Partnership completed approximately $150,000 of capital improvements at Village East Apartments, consisting primarily of water heater replacements, floor covering replacements and recreational facility and grounds lighting upgrades.  These improvements were funded from operating cash flow.  On June 20, 2008, the Partnership sold Village East Apartments to a third party.

Capital expenditures will be incurred only if cash is available from operations, advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances, and Partnership reserves.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market for the Partnership's limited partnership units (the “Units”) exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	5,110 as of December 31, 2008

There were 342,773 Units outstanding at December 31, 2008, of which affiliates of the General Partner owned 237,778.50 Units or approximately 69.37%.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2008

Unit

December 31, 2007

Unit

Sale(1)	$29,923	$83.80	$7,300	$20.45

(1)   2007 is comprised of sales proceeds from the March 2007 sale of Citadel Apartments and the April 2007 sale of The Apartments.  2008 is comprised of sales proceeds from the June 2008 sales of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments and the September 2008 sale of Rivers Edge Apartments.  See “Note D-Distributions” included in “Item 8. Financial Statements and Supplementary Data” for distributions payable to the General Partner and Special Limited Partners.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $354,000 and zero, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2008 and 2007, respectively.

Subsequent to December 31, 2008, the Partnership declared distributions of approximately $13,442,000 (approximately $12,905,000 or $37.65 per limited partnership unit) from proceeds from the December 31, 2008 sale of Belmont Place Apartments and approximately $6,520,000 (approximately $6,259,000 to the limited partners or $18.26 per limited partnership unit) from proceeds from the February 2009 mortgage financing of 865 Bellevue Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2009 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.50 Units in the Partnership representing 69.37% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income was approximately $54,601,000 for the year ended December 31, 2008 compared to approximately $27,638,000 for the year ended December 31, 2007. The increase in net income is primarily due to the recognition of a gain on sale of discontinued operations, a decrease in loss from discontinued operations and an increase in total revenues partially offset by an increase in total expenses and a decrease in the recognition of casualty gains.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the year ended December 31, 2007 have been restated to reflect the operations of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during 2008. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments was sold on December 31, 2008.  In addition, the consolidated balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of these 5 properties as held for sale due to their sales during 2008.  The consolidated statements of operations for the year ended December 31, 2007 also includes the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of its respective properties during 2007.  Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007.

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

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,664,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,904,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,025,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,409,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

On December 31, 2008, the Partnership sold Belmont Place to a third party for a gross sales price of $35,200,000.  The net proceeds realized by the Partnership were approximately $14,326,000 after payment of closing costs of approximately $53,000, the assumption of the mortgage of approximately $18,571,000 by the purchaser and financing of approximately $2,250,000 provided by the Partnership.  The Partnership realized a gain on sale of discontinued operations of approximately $6,822,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations. In connection with the sale of Belmont Place, the Partnership provided $2,250,000 in partial financing to the purchaser (the “Seller Loan”).  Monthly payments of interest only commence February 1, 2009 through the Seller Loan’s November 1, 2034 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Belmont Place that was assumed by the purchaser in connection with the sale.  Interest on the Seller Loan will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

Included in loss from discontinued operations for the years ended December 31, 2008 and 2007 are revenues and (loss) income for the five properties which sold during 2008 and the three properties which sold during 2007. Also included in (loss) income from discontinued operations for the year ended December 31, 2008 is income for Briar Bay Apartments, which sold during 2004, from receipt of real estate tax refunds during 2008 which had been under dispute.

Year Ended December 31, 2008
			Loss on	(Loss) income
			extinguishment	from discontinued
Property	Revenues	Expenses	of debt	operations

Belmont Place Apartments	$4,247	$(4,112)	$ (102)	$ 33
Rivers Edge Apartments	904	(682)	(849)	(627)
Foothill Place
Apartments	2,017	(1,567)	(21)	429
Citadel Village
Apartments	494	(597)	(49)	(152)
Village East Apartments	491	(598)	(53)	(160)
Citadel Apartments	--	--	--	--
Lake Forest Apartments	--	--	--	--
The Apartments	--	--	--	--
Briar Bay Apartments	75	--	--	75
	$8,228	$(7,556)	$(1,074)	$ (402)

Year Ended December 31, 2007
				Loss on	(Loss) income
			Casualty	extinguishment	from discontinued
Property	Revenues	Expenses	gain	of debt	operations

Belmont Place
Apartments	$ 4,340	$ (4,525)	$ --	$ --	$ (185)
Rivers Edge
Apartments	1,160	(891)	33	--	302
Foothill Place
Apartments	4,188	(3,310)	--	--	878
Citadel Village
Apartments	1,051	(1,049)	--	--	2
Village East
Apartments	1,067	(1,117)	--	--	(50)
Citadel
Apartments	457	(424)	--	(1,092)	(1,059)
Lake Forest
Apartments	653	(583)	--	(1,192)	(1,122)
The Apartments	401	(410)	--	(1,048)	(1,057)
	$13,317	$(12,309)	$ 33	$(3,332)	$(2,291)

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units.  Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2007.  The Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.  The casualty gain is included in loss from discontinued operations.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $545,000 were received during the years ended December 31, 2007 and 2008, respectively. The Partnership recognized casualty gains of approximately $484,000 and $545,000 during the years ended December 31, 2007 and 2008, respectively as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

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

In July 2006, 865 Bellevue Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $1,012,000 which was covered by insurance proceeds.  Insurance proceeds of approximately $1,070,000 were received during the year ended December 31, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $1,002,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.

In March 2006, 865 Bellevue Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $317,000 and $797,000 were received during the year ended December 31, 2007 and 2006, respectively.  The Partnership recognized casualty gains of approximately $317,000 and $797,000 during the year ended December 31, 2007 and 2006, respectively, as the damaged assets were fully depreciated at the time of the casualty.

Total revenues increased for the year ended December 31, 2008 due to an increase in rental income partially offset by a decrease in other income.  Rental income increased due to increases in the average rental rates at all three investment properties and in occupancy at Arbours of Hermitage Apartments partially offset by a decrease in occupancy at 865 Bellevue Apartments and Post Ridge Apartments.  Other income decreased primarily due to a decrease in interest income as a result of a decrease in average cash balances, partially offset by an increase in parking income at 865 Bellevue Apartments.

Total expenses increased for the year ended December 31, 2008 due to increases in depreciation, operating, interest and property tax expenses partially offset by a decrease in general and administrative expenses.  Depreciation expense increased due to assets being placed into service at all three of the investment properties over the past twelve months.  Operating expense increased due to increases in washer/dryer rental expenses, salaries and commissions, advertising expenses and management fees primarily at 865 Bellevue Apartments.  In addition operating expenses increased due to increases in clean up costs associated with repairing apartment units affected by fire and water damage as discussed above and as a result of additional expenses incurred in connection with the redevelopment of 865 Bellevue Apartments as a result of the general contractor’s unsatisfactory performance under the terms of the redevelopment contract. Interest expense increased due to the additional mortgage at Post Ridge Apartments during 2007 as well as an increase in interest on the first mortgage at Post Ridge Apartments which was recast in 2007.  Property tax expense increased primarily due to an increase in the assessed value of 865 Bellevue Apartments.

General and administrative expenses decreased for the year ended December 31, 2008 primarily due to a decrease in management reimbursements as a result of the 2007 and 2008 investment property sales. Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 the Partnership had cash and cash equivalents of approximately $15,047,000 compared to approximately $1,346,000 at December 31, 2007. The increase in cash and cash equivalents of approximately $13,701,000 from December 31, 2007 is due to approximately $68,748,000 of cash provided by investing activities and approximately $2,063,000 of cash provided by operating activities, partially offset by approximately $57,110,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sales of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments, withdrawals from restricted escrows and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Foothill Place Apartments, Citadel Village Apartments, Rivers Edge Apartments and Village East Apartments, payment of prepayment penalties and monthly payments on mortgage loans, partially offset by the receipt of advances from an affiliate of the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $3,106,000 and $1,720,000 during the years ended December 31, 2008 and 2007, respectively, to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments.  During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,518,000 which included approximately $41,000 of interest.  During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,382,000 which included approximately $90,000 of interest.  Interest on advances was charged at prime plus 2% which was 5.25% at December 31, 2008.  Interest expense was approximately $47,000 and $76,000 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there were approximately $635,000 of advances and related accrued interest outstanding. At December 31, 2007, there were no advances or associated interest owed to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced funds of approximately $11,125,000 to the Partnership to repay the mortgage encumbering 865 Bellevue Apartments.  Also, subsequent to December 31, 2008, outstanding advances and accrued interest of approximately $11,836,000 were repaid with proceeds from the sale of Belmont Place Apartments and the permanent loan obtained on 865 Bellevue Apartments, as discussed below.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the year ended December 31, 2008 additional costs of approximately $6,866,000 have been incurred. The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the year ended December 31, 2008, approximately $185,000 of construction period interest, $5,000 of construction period operating costs and $19,000 of construction period taxes were capitalized related to the redevelopment.  During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment.

The Partnership has no other material commitments for property improvements and replacements, however certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $27,629,000 matures at various dates between 2009 and 2022 with balloon payments of approximately $11,078,000, $8,964,000, $1,644,000 and $3,086,000 due in 2009, 2015, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000 which were capitalized and are included in other assets on the consolidated balance sheets.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,709,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 is due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 was 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $64,000 which were capitalized and are included in asset held for sale on the consolidated balance sheets. During the year ended December 31, 2008, the mortgage encumbering Citadel Village Apartments was repaid with proceeds from the June 20, 2008 sale.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering one of its investment properties, Village East Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of $2,000,000, with a new mortgage loan in the principal amount of $3,100,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company.  The Secured Credit Facility has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on January 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $3,100,000 is due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 was 6.01% per annum, and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership and Registrant. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership and Registrant, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $65,000 which were capitalized and are included in assets held for sale on the consolidated balance sheets. During the year ended December 31, 2008, the mortgage encumbering Village East Apartments was repaid with proceeds from the June 20, 2008 sale.

On January 12, 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P., an affiliate of the General Partner (the “Affiliate Loan”).  These loan proceeds were then used to pay in full the existing mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000 and matured on January 12, 2009.  The Affiliate Loan was unsecured and bore interest at 6.0%.  This loan was repaid with proceeds from the permanent loan obtained in February 2009 on 865 Bellevue Apartments.

On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan issued on January 12, 2009.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2008

Unit

December 31, 2007

Unit

Sale(1)	$29,923	$83.80	$7,300	$20.45

(1)   2007 is comprised of sales proceeds from the March 2007 sale of Citadel Apartments and the April 2007 sale of The Apartments.  2008 is comprised of sales proceeds from the June 2008 sales of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments and the September 2008 sale of Rivers Edge Apartments.  See “Note D-Distributions” included in “Item 8. Financial Statements and Supplementary Data” for distributions payable to the General Partner and Special Limited Partners.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately $354,000 and zero, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2008 and 2007, respectively.

Subsequent to December 31, 2008, the Partnership declared distributions of approximately $13,442,000 (approximately $12,905,000 or $37.65 per limited partnership unit) from proceeds from the December 31, 208 sale of Belmont Place Apartments and approximately $6,520,000 (approximately $6,259,000 to the limited partners or $18.26 per limited partnership unit) from proceeds from the February 2009 mortgage financing of 865 Bellevue Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2009 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.50 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV, LP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties IV, LP

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV, LP as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV, LP at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 14, 2009

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 15,047	$ 1,346
Receivables and deposits	425	686
Restricted escrows (Note A)	12	1,615
Other assets	495	777
Note receivable (Note J)	1,512	--
Investment properties (Notes: C, E, F and G):
Land	1,035	1,035
Buildings and related personal property	62,399	53,664
	63,434	54,699
Less accumulated depreciation	(33,761)	(30,979)
	29,673	23,720
Assets held for sale (Note A)	--	40,777
	$ 47,164	$ 68,921

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 1,745	$ 1,923
Tenant security deposit liabilities	160	142
Accrued property taxes	570	524
Other liabilities	449	861
Due to affiliates (Note B)	285	--
Distributions payable (Note D)	3,093	1,896
Mortgage notes payable (Note C)	27,629	28,079
Liabilities related to assets held for sale
(Note A)	--	46,587
	33,931	80,012

Partners' (Deficiency) Capital
General partners	(9,006)	(7,366)
Limited partners (342,773 units issued and
outstanding)	22,239	(3,725)
	13,233	(11,091)
	$ 47,164	$ 68,921

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 7,281	$ 6,636
Other income	824	1,004
Total revenues	8,105	7,640

Expenses:
Operating	4,835	4,329
General and administrative	655	780
Depreciation	2,988	1,713
Interest	1,441	1,379
Property taxes	552	482
Total expenses	10,471	8,683

Loss before casualty gain and discontinued operations	(2,366)	(1,043)
Casualty gains (Note H)	545	1,951
Loss from discontinued operations (Notes A and F)	(402)	(2,291)
Gain on sale of discontinued operations (Note F)	56,824	29,021
Net income	$54,601	$27,638

Net loss allocated to general partners	$ (89)	$ (55)
Net income allocated to limited partners	54,690	27,693
	$54,601	$27,638
Per limited partnership unit:
(Loss) income from continuing operations	$ (5.10)	$ 2.54
Loss from discontinued operations	(1.13)	(6.41)
Gain on sale of discontinued operations	165.78	84.67
Net income per limited partnership unit	$159.55	$ 80.80

Distributions per limited partnership unit	$ 83.80	$ 20.45

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2006	342,773	$ (7,019)	$(24,410)	$(31,429)

Net (loss) income for the year
ended December 31, 2007	--	(55)	27,693	27,638

Distributions to partners (Note D)	--	(292)	(7,008)	(7,300)

Partners' deficit at
December 31, 2007	342,773	(7,366)	(3,725)	(11,091)

Net (loss) income for the year
ended December 31, 2008	--	(89)	54,690	54,601

Distributions to partners (Note D)	--	(1,551)	(28,726)	(30,277)

Partners' (deficiency) capital at
December 31, 2008	342,773	$ (9,006)	$ 22,239	$ 13,233

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 54,601	$ 27,638
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,495	4,304
Amortization of loan costs	152	257
Casualty gains	(545)	(1,989)
Gain on sale of investment properties	(56,824)	(29,021)
Loss on extinguishment of debt	1,074	3,332
Change in accounts:
Receivables and deposits	261	(35)
Other assets	206	251
Accounts payable	(125)	(351)
Tenant security deposit liabilities	(275)	8
Accrued property taxes	(75)	(533)
Other liabilities	(616)	2
Due to affiliates	(266)	(152)
Net cash provided by operating activities	2,063	3,711
Cash flows from investing activities:
Net proceeds from sale of investment properties	77,036	33,631
Property improvements and replacements	(10,436)	(16,067)
Net withdrawals from restricted escrows	1,603	3,299
Insurance proceeds received	545	1,989
Net cash provided by investing activities	68,748	22,852
Cash flows from financing activities:
Payments on mortgage notes payable	(1,023)	(1,318)
Proceeds from mortgage notes payable	--	8,909
Repayment of mortgage notes payable	(26,825)	(21,507)
Loan costs and prepayment penalties paid	(811)	(3,239)
Advances from affiliate	3,106	1,720
Payments on advances from affiliate	(2,477)	(3,292)
Distributions to partners	(29,080)	(7,008)
Net cash used in financing activities	(57,110)	(25,735)
Net increase in cash and cash equivalents	13,701	828
Cash and cash equivalents at beginning of period	1,346	518
Cash and cash equivalents at end of period	$ 15,047	$ 1,346

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,244	$ 4,067

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 1,493	$ 1,693
Distributions included in distributions payable	1,197	292
Note Receivable, net of discount included in
other assets	1,512	--
Assumption of mortgage by buyer	18,571	--
Property improvements and replacement refund
included in due to affiliates	(78)	--

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties.  The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date.  As of December 31, 2008, the Partnership operates 3 residential properties which are located in Tennessee.

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

Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships, and its 99% limited partnership interest in Post Ridge Associates, Ltd., Concap River’s Edge Associates, Ltd., and Foothill Chimney Associates, L.P.  The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership.  All significant interpartnership balances have been eliminated.

Basis of Presentation:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2007 has been restated to reflect the operations of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during 2008. The operations for the year ended December 31, 2008 of these properties are included in (loss) income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place sold on December 31, 2008. The consolidated statements of operations for the year ended December 31, 2007 also include the operations of Citadel Apartments, The Apartments and Lake Forest Apartments as discontinued operations as a result of the sale of the respective properties during 2007. The operations for the year ended December 31, 2007 of these properties are included in (loss) income from discontinued operations. Citadel Apartments was sold on March 30, 2007.  The Apartments and Lake Forest Apartments were both sold on April 3, 2007. The respective assets and liabilities of Rivers Edge Apartments, Belmont Place Apartments, Foothill Place Apartments, Citadel Village Apartments and Village East Apartments were classified as held for sale as of December 31, 2007 and the consolidated balance sheet has been restated for this classification as of this date.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

Included in loss from discontinued operations for the years ended December 31, 2008 and 2007 are revenues and (loss) income for the five properties which sold during 2008 and the three properties which sold during 2007. Also included in (loss) income from discontinued operations for the year ended December 31, 2008 is income for Briar Bay Apartments, which sold during 2004, from receipt of real estate tax refunds during 2008 which had been under dispute.

Year Ended December 31, 2008
			Loss on	Loss (income)
			extinguishment	from discontinued
Property	Revenues	Expenses	of debt	operations

Belmont Place Apartments	$4,247	$(4,112)	$ (102)	$ 33
Rivers Edge Apartments	904	(682)	(849)	(627)
Foothill Place
Apartments	2,017	(1,567)	(21)	429
Citadel Village
Apartments	494	(597)	(49)	(152)
Village East Apartments	491	(598)	(53)	(160)
Citadel Apartments	--	--	--	--
Lake Forest Apartments	--	--	--	--
The Apartments	--	--	--	--
Briar Bay Apartments	75	--	--	75
	$8,228	$(7,556)	$(1,074)	$(402)

Year Ended December 31, 2007
				Loss on	(Loss) Income
			Casualty	extinguishment	from discontinued
Property	Revenues	Expenses	gain	of debt	operations

Belmont Place
Apartments	$ 4,340	$ (4,525)	$ --	$ --	$ (185)
Rivers Edge
Apartments	1,160	(891)	33	--	302
Foothill Place
Apartments	4,188	(3,310)	--	--	878
Citadel Village
Apartments	1,051	(1,049)	--	--	2
Village East
Apartments	1,067	(1,117)	--	--	(50)
Citadel
Apartments	450	(424)	--	(1,092)	(1,059)
Lake Forest
Apartments	653	(583)	--	(1,192)	(1,122)
The Apartments	401	(410)	--	(1,048)	(1,057)
	$13,317	$(12,309)	$ 33	$ (3,332)	$(2,291)

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $14,543,000 and $532,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow: In connection with the refinancing of 865 Bellevue Apartments in November of 2005, the lender required the establishment of an escrow account for the purposes of renovations to be done on the property to be maintained by the lender. At December 31, 2008 and 2007, the total reserve balance was approximately zero and $1,307,000, respectively. Such funds were released as the repairs were completed.

In connection with the January 2007 casualty at Arbours of Hermitage Apartments, the mortgage lender held the insurance proceeds received until such time as the repairs were completed. At December 31, 2008 and 2007 the lender was holding approximately zero and $308,000, respectively.

In connection with the 2007 additional financing obtained on Post Ridge Apartments, the lender requires monthly deposits of approximately $3,800 to a replacement reserve account.  At December 31, 2008 and 2007, the replacement reserve account balance was approximately $12,000 and zero, respectively.

Investments in Real Estate:  Investment properties consists of three apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2008 and 2007, the Partnership capitalized interest of $206,000 and $240,000, property taxes of $21,000 and $25,000 and operating costs of $6,000 and $10,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Deferred Costs: Loan costs of approximately $591,000 for both December 31, 2008 and 2007 net of accumulated amortization of approximately $277,000 and $200,000 are included in other assets at December 31, 2008 and 2007, respectively.  Loan costs of approximately $610,000, less accumulated amortization of approximately $272,000, are included in assets held for sale at December 31, 2007.  The loan costs are amortized over the terms of the related loan agreements.  Amortization of loan costs is included in interest expense and (loss) income from discontinued operations in the accompanying consolidated statements of operations and was approximately $152,000 and $257,000 for the years ended December 31, 2008 and 2007, respectively.  Amortization expense is expected to be approximately $30,000 in 2009 through 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments, including the mortgages encumbering 865 Bellevue Apartments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

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

Advertising Costs: Advertising costs of approximately $449,000 and $552,000 in 2008 and 2007, respectively, are expensed as incurred and are included in operating expense and (loss) income from discontinued operations.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $810,000 and $1,032,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expense and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $700,000 and $1,059,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of investment properties.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $293,000 and $524,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note G), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $255,000 and $396,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment properties.  At December 31, 2008 approximately $18,000 of accountable administrative expenses were owed and are included in due to affiliates.  No amounts were owed at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $3,106,000 and $1,720,000 during the years ended December 31, 2008 and 2007, respectively, to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments.  During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,518,000 which included approximately $41,000 of interest.  During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,382,000 which included approximately $90,000 of interest.  Interest on advances was charged at prime plus 2% which was 5.25% at December 31, 2008.  Interest expense was approximately $47,000 and $76,000 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there was approximately $635,000 of advances and related accrued interest outstanding. At December 31, 2007, there were no advances or associated interest owed to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced funds of approximately $11,125,000 to the Partnership to repay the mortgage  and associated accrued interest encumbering 865 Bellevue Apartments.  Subsequent to December 31, 2008, outstanding advances and accrued interest of approximately $11,836,000, were repaid with proceeds from the sale of Belmont Place Apartments and the permanent loan obtained on 865 Bellevue Apartments. See Note K – Subsequent Events.

During 2007 and 2008 the Partnership was charged approximately $368,000 of costs associated with the redevelopment of 865 Bellevue Apartments, by an affiliate of the General Partner.  During 2009 it was determined that these charges should not have been charged to or paid by the Partnership.  At December 31, 2008 a receivable of approximately $368,000 was established for the refund of these costs which had been capitalized.  This receivable was collected subsequent to December 31, 2008.  The receivable of $368,000 was included as a reduction of due to affiliates at December 31, 2008.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, respectively, the Partnership paid AIMCO and its affiliates approximately $248,000 and $693,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal Balance At December 31,		Monthly				Principal
			Payment				Balance
			Including	Interest			Due At
			Interest	Stated	Period	Maturity
Property	2008	2007		Rate	Amortized	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Arbours of
Hermitage
Apartments	$10,432	$10,627	$ 59	5.06% (a)	30 yrs	09/15	$ 8,964
865 Bellevue
Apartments	11,078	11,261	64	5.20% (a)	30 yrs	01/09 (b)	11,078

Post Ridge
Apartments
1st mortgage	4,052	4,097	26	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,067	2,094	13	5.93% (a)	30 yrs	01/20	1,644

Totals	$27,629	$28,079	$ 162				$24,772

(a)Fixed rate mortgage.

(b)See Note K – Subsequent Events

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2009 and 2022 with balloon payments of approximately $11,078,000, $8,964,000, $1,644,000, and $3,086,000 due in 2009, 2015, 2020 and 2022, respectively. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On August 31, 2007, the Partnership obtained an additional mortgage loan in the principal amount of $2,100,000 on its investment property Post Ridge Apartments, located in Nashville, Tennessee.  The additional mortgage bears interest at 5.93% per annum and requires monthly payments of principal and interest of approximately $12,500 beginning October 1, 2007, through the January 1, 2020 maturity date.  The additional mortgage has a balloon payment of approximately $1,644,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to January 1, 2021, during which period the additional mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the additional mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with obtaining the additional loan, the Partnership incurred loan costs of approximately $56,000 which were capitalized and are included in other assets on the accompanying consolidated balance sheets.

In connection with the new additional mortgage loan, the Partnership also agreed to certain modifications on the existing first and second mortgage loans encumbering Post Ridge Apartments.  The modification includes consolidating the existing loans, an interest rate of 6.665% per annum, monthly payments of principal and interest of approximately $26,400, commencing October 1, 2007 through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,086,000 is due.  The previous terms for the first mortgage were an interest rate of 6.63% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $34,000 through the maturity date, at which date the loan was scheduled to be fully amortized.  The previous terms for the second mortgage were an interest rate of 7.04% per annum through the maturity date of January 1, 2022 and monthly payments of approximately $3,000 through the maturity date, at which date a balloon payment of approximately $173,000 was due.  The Partnership may prepay the modified mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering one of its investment properties, Citadel Village Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,766,000, with a new mortgage loan in the principal amount of approximately $3,709,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,710,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 was 6.01% per annum, and resets monthly.  The variable interest rate was to increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreased below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $64,000. During the year ended December 31, 2008, the mortgage encumbering Citadel Village Apartments was repaid with proceeds from the June 20, 2008 sale.

On November 30, 2007, the Partnership refinanced the mortgage debt encumbering one of its investment properties, Village East Apartments, located in Colorado Springs, Colorado. The refinancing replaced the existing mortgage debt, which at the time of refinancing had a principal balance of $2,000,000, with a new mortgage loan in the principal amount of $3,100,000. The new loan was refinanced under a secured real estate credit facility ("Secured Credit Facility") with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company.  The Secured Credit Facility had a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on January 1, 2008, through the October 1, 2010 maturity date, at which date the entire principal balance of $3,100,000 was due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78%, which rate at December 31, 2007 was 6.01% per annum, and resets monthly.  The variable interest rate was to increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the general partner of the Partnership and Registrant. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans were prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Partnership and Registrant, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing. In connection with refinancing the existing mortgage, the Partnership incurred loan costs of approximately $65,000. During the year ended December 31, 2008, the mortgage encumbering Village East Apartments was repaid with proceeds from the June 20, 2008 sale.

Future annual principal payments required under the terms of the mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$11,328
2010	281
2011	296
2012	313
2013	330
Thereafter	15,081
Total	$27,629

Note D - Distributions

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately $354,000 and zero was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2008 and 2007, respectively.

During 2008, the Partnership declared distributions of approximately $29,923,000 (approximately $28,726,000 to the limited partners or $83.80 per limited partnership unit) consisting of sale proceeds from the 2008 sales of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments. Approximately $1,197,000 of these distributions from proceeds is payable at December 31, 2008 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

During 2007, the Partnership declared distributions of approximately $7,300,000 (approximately $7,008,000 to the limited partners or $20.45 per limited partnership unit) consisting of sales proceeds from the 2007 sales of Citadel Apartments and The Apartments in 2007. Approximately $292,000 of these distributions from proceeds is payable at December 31, 2007 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

In years prior to 2007 the Partnership distributed various amounts from the proceeds of property sales and refinancings. At December 31, 2008, approximately $1,604,000 of these distributions from proceeds is payable to the General Partner and Special Limited Partners as the distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Arbours of Hermitage
Apartments	$10,432	$ 547	$ 8,574	$10,559
865 Bellevue Apartments	11,078	345	7,065	28,535
Post Ridge Apartments	6,119	143	2,498	5,168
Totals	$27,629	$ 1,035	$ 18,137	$44,262

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Arbours of Hermitage
Apartments	$ 547	$ 19,133	$ 19,680	$ 14,209	1973	09/83	5-30
865 Bellevue Apartments	345	35,600	35,945	13,890	1972	07/82	5-30
Post Ridge Apartments	143	7,666	7,809	5,662	1972	07/82	5-30

Totals	$ 1,035	$ 62,399	$ 63,434	$ 33,761

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	(in thousands)
	2008	2007
Investment Properties
Balance at beginning of year	$ 54,699	$139,880
Additions	10,158	15,854
Property dispositions	(205)	(30,744)
Assets held for sale	(1,218)	(70,291)
Balance at end of year	$ 63,434	$ 54,699

Accumulated Depreciation
Balance at beginning of year	$ 30,979	$ 82,834
Additions charged to expense	4,495	4,304
Property dispositions	(205)	(26,306)
Assets held for sale	(1,508)	(29,853)
Balance at end of year	$ 33,761	$ 30,979

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007, is approximately $67,756,000 and $133,909,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007, is approximately $40,524,000 and $70,338,000, respectively.

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

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,664,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,904,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,025,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,409,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

On December 31, 2008, the Partnership sold Belmont Place to a third party for a gross sales price of $35,200,000.  The net proceeds realized by the Partnership were approximately $14,326,000 after payment of closing costs of approximately $53,000, the assumption of the mortgage of approximately $18,571,000 by the purchaser and financing of approximately $2,250,000 provided by the Partnership. The Partnership realized a gain on sale of discontinued operations of approximately $6,822,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in loss from discontinued operations. In connection with the sale of Belmont Place, the Partnership provided $2,250,000 in partial financing to the purchaser (the “Seller Loan”).  Monthly payments of interest only commence February 1, 2009 through the Seller Loan’s November 1, 2034 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Belmont Place that was assumed by the purchaser in connection with the sale.  Interest on the Seller Loan will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.

Note G – Redevelopment of Properties

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the year ended December 31, 2008 additional costs of approximately $6,866,000 have been incurred. The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses are being capitalized and will be depreciated over the remaining life of the property. During the year ended December 31, 2008, approximately $185,000 of construction period interest, $5,000 of construction period operating costs and $19,000 of construction period taxes were capitalized related to the redevelopment.  During the year ended December 31, 2007, approximately $162,000 of construction period interest, $6,000 of construction period operating costs and $13,000 of construction period taxes were capitalized related to the redevelopment.

Note H – Casualty Events

In December 2006, Rivers Edge Apartments suffered wind and water damage to some of its rental units.  Insurance proceeds of approximately $33,000 were received during the year ended December 31, 2007.  The Partnership recognized a casualty gain of approximately $33,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.  The casualty gain is included in loss from discontinued operations.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $545,000 were received during the years ended December 31, 2007 and 2008, respectively. The Partnership recognized casualty gains of approximately $484,000 and $545,000 during the years ended December 31, 2007 and 2008, respectively as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

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

In July 2006, 865 Bellevue Apartments suffered fire damage to eighteen rental units.  The estimated cost to repair the damaged units is approximately $1,012,000 which was covered by insurance proceeds.  Insurance proceeds of approximately $1,070,000 were received during the year ended December 31, 2007 of which approximately $68,000 was to cover lost rents. The Partnership recognized a casualty gain of approximately $1,002,000 during the year ended December 31, 2007 as the damaged assets were fully depreciated at the time of the casualty.

In March 2006, 865 Bellevue Apartments suffered water and fire damage to eighteen rental units.  Insurance proceeds of approximately $317,000 and $797,000 were received during the year ended December 31, 2007 and 2006, respectively.  The Partnership recognized casualty gains of approximately $317,000 and $797,000 during the year ended December 31, 2007 and 2006, respectively, as the damaged assets were fully depreciated at the time of the casualty.

Note I - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	2008	2007

Net income as reported	$54,601	$27,638
(Deduct) add:
Deferred revenue and other
liabilities	(136)	(10)
Depreciation differences	(1,525)	(310)
Accrued expenses	(31)	5
Other	(197)	(95)
Gain on casualty/
disposition/foreclosure	(583)	(1,984)
Gain/loss on sale of property	(455)	356

Federal taxable income	$51,674	$25,600
Federal taxable income per
Limited Partnership unit	$144.72 (1)	$ 71.70 (2)

(1)   For 2008, the Federal taxable income per Limited Partnership Unit reflects allocation of the gain on sale of property in accordance with the partnership agreement.

(2)   For 2007 allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss or income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (liabilities) for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net assets (liabilities) as reported	$ 13,233	$(11,091)
Land and buildings	4,582	8,919
Accumulated depreciation	(6,763)	(9,506)
Syndication fees	18,871	18,871
Other	5,807	5,591
Net assets - Federal tax basis	$ 35,730	$ 12,784

Note J – Note Receivable

In connection with the sale of Belmont Place in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commence February 1, 2009 through November 1, 2034, which is consistent with the maturity of the senior mortgage loan on Belmont Place that was assumed by the purchaser in connection with the sale. The entire principal balance of the note is due at maturity.  Interest on the note will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5%, which will be amortized over the term of the note.  Future annual interest payments to be collected and annual discount amortization subsequent to December 31, 2008 are as follows (in thousands):

	Annual Interest	Annual Discount	Total Interest Income
2009	$ 72	$ 19	$ 91
2010	79	22	101
2011	79	23	102
2012	89	14	103
2013	90	14	104
Thereafter	1,882	646	2,528
Total	$ 2,291	$ 738	$ 3,029

Note K – Subsequent Events

On January 12, 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P., an affiliate of the General Partner (the “Affiliate Loan”).  These loan proceeds were then used to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000 and matured on January 12, 2009.  The Affiliate Loan is unsecured and bears interest at 6.0%.

On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan issued on January 12, 2009. In accordance with the terms of the loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs. Events of default include nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

Subsequent to December 31, 2008, the Partnership declared distributions of approximately $13,442,000 (approximately $12,905,000 or $37.65 per limited partnership unit) from proceeds from the December 31, 2008 sale of Belmont Place Apartments and approximately $6,520,000 (approximately $6,259,000 to the limited partners or $18.26 per limited partnership unit) from proceeds from the February 2009 mortgage financing of 865 Bellevue Apartments.

Note L - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

Item 9a(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9b.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Consolidated Capital Properties IV, LP (the "Registrant" or "Partnership") has no directors or officers. ConCap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2008, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	67,033.5	19.56%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	29,612.5	8.64%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	141,132.5	41.17%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC  29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

Beneficial Owners of CEI

As of December 31, 2008, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

	Number of	Percent
Name and Address	CEI Shares	Of Total
Insignia Properties Trust ("IPT")	100,000	100%
55 Beattie Place, Greenville, SC 29602

Effective February 26, 1999, IPT was merged with and into AIMCO.  As of December 31, 2008, AIMCO owns 51% of the outstanding common shares of beneficial interest of IPT.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $810,000 and $1,032,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expense and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $700,000 and $1,059,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of investment properties.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of investment properties for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $293,000 and $524,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note G), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $225,000 and $396,000 in redevelopment supervision fees during the years ended December 31, 2008 and 2007, respectively, which are included in investment properties.  At December 31, 2008 approximately $18,000 of accountable administrative expenses were owed and are included in due to affiliates.  No amounts were owed at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $3,106,000 and $1,720,000 during the years ended December 31, 2008 and 2007, respectively, to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments.  During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,518,000 which included approximately $41,000 of interest.  During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,382,000 which included approximately $90,000 of interest.  Interest on advances was charged at prime plus 2% which was 5.25% at December 31, 2008.  Interest expense was approximately $47,000 and $76,000 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there was approximately $635,000 of advances and related accrued interest outstanding. At December 31, 2007, there were no advances or associated interest owed to AIMCO Properties, L.P.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced funds of approximately $11,125,000 to the Partnership to repay the mortgage encumbering Belmont Place Apartments.  Subsequent to December 31, 2008, outstanding advances and accrued interest of approximately $11,836,000, were repaid with proceeds from the sale of Belmont Place Apartments and the permanent loan obtained on 85 Bellevue Apartments.

During 2007 and 2008 the Partnership was charged approximately $368,000 of costs associated with the redevelopment of 865 Bellevue Apartments, by an affiliate of the General Partner.  During 2009 it was determined that these charges should not have been charged to or paid by the Partnership.  At December 31, 2008 a receivable of approximately $368,000 was established for the refund of these costs which had been capitalized.  This receivable was collected subsequent to December 31, 2008.  The receivable of $368,000 was included as a reduction of due to affiliates at December 31, 2008.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, respectively, the Partnership paid AIMCO and its affiliates approximately $248,000 and $693,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.50 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $132,000 and $123,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $56,000 and $58,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 15, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: April 15, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: April 15, 2009
Stephen B. Waters

CONSOLIDATED CAPITAL PROPERTIES IV, LP

EXHIBIT INDEX

Exhibit

3           Certificate of Limited Partnership, as amended to date.

3.1         Seventh Amendment to The Limited Partnership Agreement of Consolidated Capital Properties IV, dated October 15, 2006 (Incorprorated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

3.2         Eighth Amendment to The Limited Partnership Agreement of Consolidated Capital Properties IV, LP dated March 18, 2008. (Incorporated by reference to the Current Report on Form 10-Q dated November 14, 2008).

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

10.147                        Fourth Amendment to Agreement for Purchase and Saleand Joint Escrow Instructions between Foothill Chimney Associates Limited Partnership, a Georgia Limited Partnership, and affiliated Selling Partnership and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated December 16, 2008.  (Incorporated by reference to Current Report on Form 8-K dated December 19, 2008)

10.148                        Promissory Note between Foothill Chimney Limited Partnership, a Georgia limited partnership, and Belmont Place Apartments, LLC, a Delaware limited liability company, dated December 31, 2008.  (Incorporated by reference to Current Report on Form 8-K dated December 31, 2008)

10.149                        Multifamily Note between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and CCP IV Knollwood, LLC, a Delaware limited liability company, dated February 19, 2009.  (Incorporated by reference to Current Report on Form 8-K dated February 19, 2009)

10.150                        Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and CCP IV Knollwood, LLC, a Delaware limited liability company, dated February 19, 2009.  (Incorporated by reference to Current Report on Form 8-K dated February 19, 2009)

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