Form 10-Q
period 2009-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2009-05-15
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,513	$ 15,047
Receivables and deposits	393	425
Restricted escrows	4	12
Other assets	982	495
Note receivable (Note E)	1,515	1,512
Investment properties (Notes C and D):
Land	1,035	1,035
Buildings and related personal property	62,744	62,399
	63,779	63,434
Less accumulated depreciation	(34,743)	(33,761)
	29,036	29,673
	$ 33,443	$ 47,164

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 413	$ 1,745
Tenant security deposit liabilities	147	160
Accrued property taxes	156	570
Other liabilities	549	449
Due to affiliates (Note B)	--	285
Distributions payable (Note B)	3,892	3,093
Mortgage notes payable (Note F)	35,851	27,629
	41,008	33,931

Partners' (Deficiency) Capital
General partners	(9,838)	(9,006)
Limited partners (342,773 units issued and
outstanding)	2,273	22,239
	(7,565)	13,233
	$ 33,443	$ 47,164

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,896	$ 1,774
Other income	222	199
Total revenues	2,118	1,973

Expenses:
Operating	1,128	1,033
General and administrative	118	153
Depreciation	1,087	564
Interest	463	338
Property taxes	158	132
Total expenses	2,954	2,220

Loss before casualty gain and discontinued operations	(836)	(247)
Casualty gain (Note D)	--	455
Income from discontinued operations (Note A)	--	215
Net (loss) income	$ (836)	$ 423

Net (loss) income allocated to general partners	$ (33)	$ 17
Net (loss) income allocated to limited partners	(803)	406
	$ (836)	$ 423
Per limited partnership unit:
(Loss) income from continuing operations	$ (2.34)	$ ..58
Income from discontinued operations	--	..60
Net (loss) income per limited partnership unit	$ (2.34)	$ 1.18

Distributions per limited partnership unit	$ 55.91	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' (deficiency) capital
at December 31, 2008	342,773	$ (9,006)	$ 22,239	$ 13,233

Distributions to partners		(799)	(19,163)	(19,962)

Net loss for the three
months ended March 31, 2009	--	(33)	(803)	(836)

Partners' (deficiency) capital
at March 31, 2009	342,773	$ (9,838)	$ 2,273	$ (7,565)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (836)	$ 423
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,087	1,249
Amortization of loan costs	9	55
Amortization of discount on note receivable	(3)	--
Casualty gain	--	(455)
Change in accounts:
Receivables and deposits	32	(374)
Other assets	(274)	(246)
Accounts payable	67	131
Tenant security deposit liabilities	(13)	28
Accrued property taxes	(414)	(230)
Other liabilities	100	(173)
Due to affiliates	344	16
Net cash provided by operating activities	99	424

Cash flows from investing activities:
Property improvements and replacements	(1,849)	(3,312)
Net withdrawals from restricted escrows	8	1,160
Insurance proceeds received	--	455
Net cash used in investing activities	(1,841)	(1,697)

Cash flows from financing activities:
Payments on mortgage notes payable	(50)	(300)
Repayment of mortgage note payable	(11,078)	--
Proceeds from mortgage note payable	19,350	--
Loan costs paid	(222)	--
Advances from affiliates	11,125	923
Payments on advances from affiliates	(11,754)	--
Distributions to partners	(19,163)	--
Net cash (used in) provided by financing
activities	(11,792)	623

Net decrease in cash and cash equivalents	(13,534)	(650)

Cash and cash equivalents at beginning of period	15,047	1,346
Cash and cash equivalents at end of period	$ 1,513	$ 696

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 345	$ 904
Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable, at March 31, 2009 and 2008	$ 94	$ 1,037
Distributions included in distributions payable	799	--
Property improvements and replacements included in accounts
payable at December 31, 2008 and 2007	1,493	1,693

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during 2008.  The consolidated statement of operations for the three months ended March 31, 2008 also includes the operations of Foothill Place Apartments as discontinued operations as it was classified as held for sale at March 31, 2008.  The operations for the quarter ended March 31, 2008 of these properties are included in income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments was sold on December 31, 2008.

Included in income from discontinued operations for the quarter ended March 31, 2008 are revenues and (loss) income for the five properties which sold during 2008.  The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended March 31, 2008
			(Loss) income
			from discontinued
Property	Revenues	Expenses	operations

Belmont Place Apartments	$1,020	$(1,087)	$ (67)
Rivers Edge Apartments	300	(222)	78
Foothill Place Apartments	1,115	(902)	213
Citadel Village Apartments	265	(267)	(2)
Village East Apartments	267	(274)	(7)
	$2,967	$(2,752)	$ 215

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $243,000 for the three months ended March 31, 2009 and 2008 respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $141,000 and $333,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties at March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $27,000 and $167,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note C), an affiliate of the General Partner is to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $61,000 and $68,000 in redevelopment supervision fees during the three months ended March 31, 2009 and 2008, respectively, which are included in investment properties. No amounts were owed for accountable administrative expenses at March 31, 2009. At December 31, 2008, approximately $18,000 of accountable administrative expenses was owed and was included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $11,125,000 and $923,000 during the three months ended March 31, 2009 and 2008, respectively, to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments during the three months ended March 31, 2008.  During the period ended March 31, 2009, the Partnership repaid AIMCO Properties, L.P., approximately $11,836,000 which included approximately $82,000 of interest.  The Partnership did not make any payments during the three months ended March 31, 2008.  Interest on the 2009 advance was charged at 6.00%, while interest on the remaining advances was charged at prime plus 2%. Interest expense was approximately $76,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively. At December 31, 2008, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $635,000 and is included in due to affiliates.  No such balances were outstanding at March 31, 2009.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

During 2007 and 2008 the Partnership was charged approximately $368,000 of costs associated with the redevelopment of 865 Bellevue Apartments, by an affiliate of the General Partner.  During the three months ended March 31, 2009 it was determined that these charges should not have been charged to or paid by the Partnership.  At December 31, 2008 a receivable of approximately $368,000 was established for the refund of these costs which had been capitalized. The receivable of $368,000 was included as a reduction of due to affiliates at December 31, 2008.  This receivable was collected during the three months ended March 31, 2009.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  There were no such special management fees paid or earned during the three months ended March 31, 2009 and 2008 as there were no operating distributions during this time. Subsequent to March 31, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners subsequent to March 31, 2009.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of March 31, 2009 and December 31, 2008, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At March 31, 2009 and December 31, 2008, approximately $3,892,000 and $3,093,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $136,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $248,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.    During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the three months ended March 31, 2008 and the year ended December 31, 2008 additional costs of approximately $1,378,000 and $6,866,000 were incurred. The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the three months ended March 31, 2008, approximately $68,000 of construction period interest, $1,000 of construction period operating costs and $4,000 of construction period real estate taxes were capitalized related to the redevelopment. There were no construction period expenses capitalized for the three months ended March 31, 2009.

Note D – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $455,000 were received during the year ended December 31, 2007 and the three months ended March 31, 2008 respectively. The Partnership recognized casualty gains of approximately $484,000 and $455,000 during the year ended December 31, 2007 and the three months ended March 31, 2008 as the damaged assets were fully depreciated at the time of the casualty. The Partnership received an additional $90,000 of insurance proceeds related to this casualty during the three months ended September 30, 2008.  No additional insurance proceeds are expected to be received related to this casualty.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units is approximately $219,000.  During the three months ended March 31, 2009, the Partnership incurred approximately $57,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $177,000 were received subsequent to March 31, 2009. The Partnership expects to recognize a casualty gain of approximately $177,000 during the second quarter of 2009 as the damaged assets were fully depreciated at the time of the casualty. Additional insurance proceeds are expected to be received related to this casualty.

Note E – Note Receivable

In connection with the sale of Belmont Place in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commenced February 1, 2009 and continue through November 1, 2034, which is consistent with the maturity of the senior mortgage loan on Belmont Place that was assumed by the purchaser in connection with the sale. The entire principal balance of the note is due at maturity. Interest on the note will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale, the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5%.  The discount will be amortized over the term of the note.  At March 31, 2009 and December 31, 2008 the discount on the note receivable was approximately $735,000 and $738,000, respectively.

Note F – Mortgage Financing

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan. In connection with obtaining the loan, the Partnership incurred loan costs of approximately $222,000 which were capitalized during the three months ended March 31, 2009 and are included in other assets on the consolidated balance sheet.

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

Note G – Subsequent Event

Subsequent to March 31, 2009, the Partnership declared an operating distribution of approximately $1,076,000 (approximately $1,033,000 to the limited partners or $3.01 per limited partnership unit).  Approximately $93,000 in special management fees were paid to the General Partner as a result of this operating distribution.

Note H - Contingencies

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the three months ended March 31, 2009 the Partnership incurred approximately $122,000 related to mold removal in connection with repairs to apartment units with respect to the Partnership’s three remaining investment properties.  As of December 31, 2008 the Partnership had incurred approximately $1,559,000 related to mold removal in connection with repairs to the same three apartment properties.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Arbours of Hermitage Apartments (1)	94%	97%
Nashville, TN
865 Bellevue Apartments (2)	90%	87%
Nashville, TN
Post Ridge Apartments (3)	94%	98%
Nashville, TN

(1)    The decrease in occupancy at Arbours of Hermitage Apartments is due to residents losing jobs and a weakening of the local economy.

(2)  The increase in occupancy at 865 Bellevue Apartments is due to the redevelopment at the property being complete at December 31, 2008 and units being available for rent during the three months ended March 31, 2009.

(3)   The decrease in occupancy at Post Ridge Apartments is due to a number of residents moving out to purchase homes and a weakening of the local economy.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $836,000, compared to net income of approximately $423,000 for the three months ended March 31, 2008.  The increase in net loss is primarily due to an increase in total expenses, a decrease in the recognition of casualty gain and a decrease in income from discontinued operations partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during 2008.  The consolidated statement of operations for the three months ended March 31, 2008 also includes the operations of Foothill Place Apartments as discontinued operations as it was classified as held for sale at March 31, 2008.  The operations for the quarter ended March 31, 2008 of these properties are included in income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments was sold on December 31, 2008.

Included in income from discontinued operations for the quarter ended March 31, 2008 are revenues and (loss) income for the five properties which sold during 2008.  The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended March 31, 2008
			(Loss) income
			from discontinued
Property	Revenues	Expenses	operations

Belmont Place Apartments	$1,020	$(1,087)	$ (67)
Rivers Edge Apartments	300	(222)	78
Foothill Place Apartments	1,115	(902)	213
Citadel Village Apartments	265	(267)	(2)
Village East Apartments	267	(274)	(7)
	$2,967	$(2,752)	$ 215

Total expenses increased for the three months ended March 31, 2009 due to an increase in depreciation expense, interest expense, operating expense and property tax expense, partially offset by a decrease in general and administrative expense. Depreciation expense increased due to assets being placed into service at all of the investment properties over the past year, especially 865 Bellevue Apartments as a result of the completion of its redevelopment.  Interest expense increased due to an increase in advances received from AIMCO Properties, L.P. during the comparable periods and a decrease in capitalized interest related to the redevelopment of 865 Bellevue Apartments.  Operating expense increased due to increases in maintenance expense, insurance expense and management fee expense, partially offset by a decrease in advertising expense.  Maintenance expense increased due to increases in clean up costs associated with repairing apartment units affected by fire and water damage as discussed above.  Insurance expense increased due to an increase in insurance premiums at all three investment properties.  Management fee expense increased due to an increase in rental income at 865 Bellevue Apartments upon which the fee is based.  Adverstising expense decreased due to decreases in move in gifts and national print and periodical advertising, primarily at 865 Bellevue Apartments.  Property tax expense increased due to increases in the assessed value of both 865 Bellevue Apartments and Arbours of Hermitage Apartments.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $455,000 were received during the year ended December 31, 2007 and the three months ended March 31, 2008 respectively. The Partnership recognized casualty gains of approximately $484,000 and $455,000 during the year ended December 31, 2007 and the three months ended March 31, 2008 as the damaged assets were fully depreciated at the time of the casualty. The Partnership received an additional $90,000 of insurance proceeds related to this casualty during the three months ended September 30, 2008.  No additional insurance proceeds are expected to be received related to this casualty.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units is approximately $219,000.  During the three months ended March 31, 2009, the Partnership incurred approximately $57,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $177,000 were received subsequent to March 31, 2009. The Partnership expects to recognize a casualty gain of approximately $177,000 during the second quarter of 2009 as the damaged assets were fully depreciated at the time of the casualty.  Additional insurance proceeds are expected to be received related to this casualty.

Total revenues increased due to an increase in both rental income and other income. The increase in rental income is primarily due to an increase in the average rental rate at all three investment properties and an increase in occupancy at 865 Bellevue Apartments, partially offset by a decrease in occupancy at Post Ridge Apartments and Arbours of Hermitage Apartments. Other income increased due to an increase in lease cancellation fees and cleaning and damage fees, partially offset by a decrease in interest income.

General and administrative expense decreased due to a decrease in management reimbursements as a result of the 2008 investment property sales.  Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $1,513,000 compared to approximately $696,000 at March 31, 2008. The decrease in cash and cash equivalents of approximately $13,534,000 from December 31, 2008, is due to approximately $11,792,000 of cash used in financing activities, and approximately $1,841,000 of cash used in investing activities, partially offset by approximately $99,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, repayment of advances from an affiliate of the General Partner, the repayment of the debt encumbering 865 Bellevue Apartments, monthly payments on mortgage loans and payment of loan costs, partially offset by the receipt of advances from an affiliate of the General Partner and proceeds from the mortgage financing at 865 Bellevue Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Arbours of Hermitage Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $105,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of floor covering replacements, structural improvements and HVAC improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $96,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of floor covering and appliance replacements and building improvement costs. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $249,000 of capital improvements at Post Ridge Apartments, consisting primarily of HVAC replacements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $35,851,000 matures at various dates between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000 and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan. In connection with obtaining the loan, the Partnership incurred loan costs of approximately $222,000 which were capitalized during the three months ended March 31, 2009 and are included in other assets on the consolidated balance sheet.

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

The Partnership declared distributions of the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data).

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership

March 31, 2009

		Unit

March 31, 2008

				Unit

Sale (1)	$13,442	$37.65	$ --	$ --
Financing (2)	6,520	18.26	--	--
Total	$19,962	$55.91	$ --	$ --

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

Subsequent to March 31, 2009, the Partnership declared an operating distribution of approximately $1,076,000 (approximately $1,033,000 to the limited partners or $3.01 per limited partnership unit). Approximately $93,000 in special management fees were paid to the General Partner as a result of this operating distribution.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

3.2         Eight Amendment to the Limited Partnership Agreement of Consolidated Capital Properties IV, LP dated March 18, 2008. (Incorporated by reference to the Current Report on Form 10-Q dated November 14, 2008).

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

10.147                        Fourth Amendment to Agreement for Purchase and Sale and Joint Escrow Instructions between Foothill Chimney Associates Limited Partnership, a Georgia Limited Partnership, and affiliated Selling Partnership and JRK Property Holdings, Inc., a California corporation and JRK Birchmont Advisors, LLC, a Delaware limited liability company, dated December 16, 2008.  (Incorporated by reference to Current Report on Form 8-K dated December 19, 2008)

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