Form 10-Q
period 2009-06-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2009-08-12
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 189	$ 15,047
Receivables and deposits	238	425
Restricted escrows	4	12
Other assets	894	495
Note receivable (Note F)	1,520	1,512
Investment properties:
Land	1,035	1,035
Buildings and related personal property	63,287	62,399
	64,322	63,434
Less accumulated depreciation	(35,837)	(33,761)
	28,485	29,673
	$ 31,330	$ 47,164

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 242	$ 1,745
Tenant security deposit liabilities	135	160
Accrued property taxes	312	570
Other liabilities	506	449
Due to affiliates (Note B)	--	285
Distributions payable (Note B)	3,892	3,093
Mortgage notes payable (Note G)	35,731	27,629
	40,818	33,931

Partners' (Deficiency) Capital
General partners	(9,915)	(9,006)
Limited partners (342,773 units issued and
outstanding)	427	22,239
	(9,488)	13,233
	$ 31,330	$ 47,164

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,884	$ 1,792	$ 3,780	$ 3,566
Other income	248	230	470	429
Total revenues	2,132	2,022	4,250	3,995

Expenses:
Operating	1,148	1,146	2,276	2,179
General and administrative	191	204	309	357
Depreciation	1,094	618	2,181	1,182
Interest	595	350	1,058	688
Property taxes	155	125	313	257
Total expenses	3,183	2,443	6,137	4,663

Loss before casualty gain and
discontinued operations	(1,051)	(421)	(1,887)	(668)
Casualty gains (Note D)	177	--	177	455
Income from discontinued operations
(Note A)	28	66	28	281
Gain on sale of discontinued
operations (Note E)	--	41,515	--	41,515
Net (loss) income	$ (846)	$ 41,160	$ (1,682)	$ 41,583

Net (loss) income allocated to general
partners	$ (34)	$ (14)	$ (67)	$ 3
Net (loss) income allocated to limited
partners	(812)	41,174	(1,615)	41,580
	$ (846)	$ 41,160	$ (1,682)	$ 41,583
Per limited partnership unit:
Loss from continuing operations	$ (2.45)	$ (1.18)	$ (4.79)	$ (.60)
Income from discontinued operations	.08	.19	.08	.79
Gain on sale of discontinued operations	--	121.11	--	121.11
Net (loss) income per limited
partnership unit	$ (2.37)	$ 120.12	$ (4.71)	$ 121.30

Distributions per limited partnership
unit	$ 3.01	$ 70.68	$ 58.92	$ 70.68

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'

Units

Partners

Partners

				Deficit

Original capital contributions	343,106	$ 1	$ 171,553	$ 171,554

Partners' (deficiency) capital
at December 31, 2008	342,773	$ (9,006)	$ 22,239	$ 13,233

Distributions to partners	--	(842)	(20,197)	(21,039)

Net loss for the six
months ended June 30, 2009	--	(67)	(1,615)	(1,682)

Partners' (deficiency) capital
at June 30, 2009	342,773	$ (9,915)	$ 427	$ (9,488)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,682)	$41,583
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	2,181	2,338
Amortization of loan costs	22	109
Amortization of discount on note receivable	(8)	--
Casualty gains	(177)	(455)
Gain on sale of investment properties	--	(41,515)
Loss on extinguishment of debt	--	123
Change in accounts:
Receivables and deposits	187	(329)
Other assets	(187)	31
Accounts payable	(69)	19
Tenant security deposit liabilities	(25)	(164)
Accrued property taxes	(258)	(109)
Other liabilities	57	(401)
Due to affiliates	344	--
Net cash provided by operating activities	385	1,230
Cash flows from investing activities:
Net proceeds from sale of investment properties	--	53,299
Property improvements and replacements	(2,427)	(5,798)
Net withdrawals from restricted escrows	8	1,604
Insurance proceeds received	177	455
Net cash (used in) provided by investing activities	(2,242)	49,560
Cash flows from financing activities:
Payments on mortgage notes payable	(170)	(579)
Repayment of mortgage notes payable	(11,078)	(23,748)
Proceeds from mortgage note payable	19,350	--
Loan costs paid	(234)	--
Advances from affiliates	11,224	2,304
Repayment of advances from affiliates	(11,853)	(2,304)
Distributions to partners	(20,240)	(24,522)
Net cash used in financing activities	(13,001)	(48,849)
Net (decrease) increase in cash and cash equivalents	(14,858)	1,941
Cash and cash equivalents at beginning of period	15,047	1,346
Cash and cash equivalents at end of period	$ 189	$ 3,287

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 928	$ 1,826

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable, at June 30, 2009 and 2008	$ 59	$ 1,377
Distributions included in distributions payable	799	1,010
Property improvements and replacements included in
accounts payable, at December 31, 2008 and 2007	1,493	1,693

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Organization: On April 25, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Consolidated Capital Properties IV, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of March 18, 2008, by and between the California partnership and the Delaware partnership. All references herein to the Partnership shall mean Consolidated Capital Properties IV, a California limited partnership, for all periods prior to April 25, 2008 and Consolidated Capital Properties IV, LP, a Delaware limited partnership, for all periods from and after April 25, 2008.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during the third and fourth quarters of 2008. The consolidated statements of operations for the three and six months ended June 30, 2008 also reflect the operations of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments as discontinued operations as a result of the sale of the respective properties during the second quarter of 2008.  The operations for the three and six months ended June 30, 2008 of these properties are included in income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments was sold on December 31, 2008.

Included in income from discontinued operations for the six months ended June 30, 2008 are revenues and (loss) income for the five properties which sold during 2008. Also included in income from discontinued operations for the six months ended June 30, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

Six Months Ended June 30, 2008
			(Loss) income
			from discontinued
Property	Revenues	Expenses	operations

Belmont Place Apartments	$2,076	$(2,163)	$ (87)
Rivers Edge Apartments	601	(434)	167
Foothill Place Apartments	2,013	(1,562)	451
Citadel Village Apartments	494	(617)	(123)
Village East Apartments	493	(620)	(127)
	$5,677	$(5,396)	$ 281

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $205,000 and $487,000 for the six months ended June 30, 2009 and 2008 respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $176,000 and $565,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations at June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $63,000 and $198,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note C), an affiliate of the General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $40,000 and $129,000 in redevelopment supervision fees during the six months ended June 30, 2009 and 2008, respectively, which are included in investment properties. No amounts were owed for accountable administrative expenses at June 30, 2009. At December 31, 2008, approximately $18,000 of accountable administrative expenses was owed and was included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $11,224,000 and $2,304,000 during the six months ended June 30, 2009 and 2008, respectively. The 2009 advances were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. The 2008 advances were made to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments during the six months ended June 30, 2008.  During the six months ended June 30, 2009, the Partnership repaid AIMCO Properties, L.P., approximately $11,935,000 which included approximately $82,000 of accrued interest. During the period ended June 30, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,345,000 which included approximately $41,000 of accrued interest. Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the remaining 2009 and 2008 advances was charged at a rate of prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2009 ranged from 9.94% to 11.19%. Interest expense was approximately $77,000 and $41,000 for the six months ended June 30, 2009 and 2008, respectively. At December 31, 2008, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $635,000 and is included in due to affiliates.  No such balances were outstanding at June 30, 2009.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2009, additional advances of approximately $180,000 were received from AIMCO Properties, L.P. to fund operating expenses.

During 2007 and 2008 the Partnership was charged approximately $368,000 of costs associated with the redevelopment of 865 Bellevue Apartments, by an affiliate of the General Partner.  During the first quarter of 2009 it was determined that these charges should not have been charged to or paid by the Partnership.  At December 31, 2008 a receivable of approximately $368,000 was established for the refund of these costs which had been capitalized. The receivable of $368,000 was included as a reduction of due to affiliates at December 31, 2008.  This receivable was collected during the first quarter of 2009.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  During the six months ended June 30, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners. There were no such special management fees paid or earned during the six months ended June 30, 2008.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of June 30, 2009 and December 31, 2008, the Partnership has distributed various amounts from the proceeds of property sales and refinancings.  At June 30, 2009 and December 31, 2008, approximately $3,892,000 and $3,093,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $182,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $248,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Redevelopment of Property

During August 2006, the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs were incurred.  During the six months ended June 30, 2008 and the year ended December 31, 2008 additional costs of approximately $3,367,000 and $6,866,000 were incurred. The redevelopment project was completed by December 31, 2008 at a total cost of $18,139,000.  The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2008, approximately $139,000 of construction period interest, $2,000 of construction period operating costs and $13,000 of construction period real estate taxes were capitalized related to the redevelopment. There were no construction period expenses capitalized for the six months ended June 30, 2009.

Note D – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $455,000 were received during the year ended December 31, 2007 and the six months ended June 30, 2008, respectively. The Partnership recognized casualty gains of approximately $484,000 and $455,000 during the year ended December 31, 2007 and the six months ended June 30, 2008 as the damaged assets were fully depreciated at the time of the casualty. The Partnership received an additional $90,000 of insurance proceeds related to this casualty during the three months ended September 30, 2008.  No additional insurance proceeds are expected to be received related to this casualty.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units is approximately $219,000.  During the six months ended June 30, 2009, the Partnership incurred approximately $57,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $177,000 were received during the six months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $177,000 during the six months ended June 30, 2009 as the damaged assets were fully depreciated at the time of the casualty.  Additional insurance proceeds are expected to be received related to this casualty.

Note E – Sale of Investment Properties

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,655,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,849,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,011,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in income from discontinued operations.

Note F – Note Receivable

In connection with the sale of Belmont Place in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commenced February 1, 2009 and continue through November 1, 2034, which is consistent with the maturity of the senior mortgage loan on Belmont Place that was assumed by the purchaser in connection with the sale. The entire principal balance of the note is due at maturity. Interest on the note will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale, the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5%.  The discount will be amortized over the term of the note.  At June 30, 2009 and December 31, 2008 the discount on the note receivable was approximately $730,000 and $738,000, respectively.

Note G – Mortgage Financing

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized during the six months ended June 30, 2009 and are included in other assets on the consolidated balance sheet.

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

Note H – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note I – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the six months ended June 30, 2009 the Partnership incurred approximately $296,000 related to mold removal in connection with repairs to apartment units at the Partnership’s three remaining investment properties.  As of December 31, 2008 the Partnership had incurred approximately $1,559,000 related to mold removal in connection with repairs to the same three apartment properties.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Arbours of Hermitage Apartments (1)	93%	96%
Nashville, TN
865 Bellevue Apartments (2)	90%	86%
Nashville, TN
Post Ridge Apartments	95%	97%
Nashville, TN

(1)    The decrease in occupancy at Arbours of Hermitage Apartments is due to residents losing jobs and a weakening of the local economy.

(2)  The increase in occupancy at 865 Bellevue Apartments is due to the redevelopment at the property being complete at December 31, 2008 and units being available for rent during the six months ended June 30, 2009.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $846,000 and $1,682,000, respectively, compared to net income of approximately $41,160,000 and $41,583,000, for the three and six months ended June 30, 2008, respectively.  The increase in net loss for the three months ended June 30, 2009 is primarily due to a decrease in the recognition of gain on sale of discontinued operations, a decrease in income from discontinued operations and an increase in total expenses partially offset by an increase in the recognition of casualty gains and an increase in total revenues.  The increase in net loss for the six months ended June 30, 2009 is primarily due to a decrease in the recognition of gain on sale of discontinued operations, a decrease in income from discontinued operations, an increase in total expenses and a decrease in the recognition of casualty gains partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2008 have been restated to reflect the operations of Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during the third and fourth quarters of 2008. The consolidated statements of operations for the three and six months ended June 30, 2008 also reflect the operations of Foothill Place Apartments, Citadel Village Apartments and Village East Apartments as discontinued operations as a result of the sale of the respective properties during the second quarter of 2008.  The operations for the three and six months ended June 30, 2008 of these properties are included in income from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments was sold on December 31, 2008.

Included in income from discontinued operations for the six months ended June 30, 2008 are revenues and (loss) income for the five properties which sold during 2008. Also included in income from discontinued operations for the six months ended June 30, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2008 (in thousands):

Six Months Ended June 30, 2008
			(Loss) income
			from discontinued
Property	Revenues	Expenses	operations

Belmont Place Apartments	$2,076	$(2,163)	$ (87)
Rivers Edge Apartments	601	(434)	167
Foothill Place Apartments	2,013	(1,562)	451
Citadel Village Apartments	494	(617)	(123)
Village East Apartments	493	(620)	(127)
	$5,677	$(5,396)	$ 281

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,655,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,849,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,011,000 during the three months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in income from discontinued operations.

Total expenses increased for both the three and six months ended June 30, 2009 due to increases in depreciation expense, interest expense and property tax expense, partially offset by a decrease in general and administrative expense. For the six months ended June 30, 2009, an increase in operating expenses also contributed to the increase in total expenses. Operating expenses remained relatively constant for the three months ended June 30, 2009. Depreciation expense increased due to assets being placed into service at all of the investment properties over the past year, especially 865 Bellevue Apartments as a result of the completion of its redevelopment.  Interest expense increased due to an increase in advances received from AIMCO Properties, L.P. during the comparable periods, a decrease in capitalized interest related to the redevelopment of 865 Bellevue Apartments, and the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009.  Operating expense increased for the six month period due to increases in maintenance, insurance and management fee expense, partially offset by a decrease in advertising expense.  Maintenance expense increased due to increases in clean up and mold removal costs associated with repairing apartment units affected by fire and water damage, as discussed below, and increased costs associated with contract services at 865 Bellevue Apartments. Insurance expense increased due to an increase in insurance premiums at two of the investment properties.  Management fee expense increased due to an increase in rental income, primarily at 865 Bellevue Apartments upon which the fee is based.  Advertising expense decreased due to decreases in move in gifts at 865 Bellevue Apartments and national print and periodical advertising at all three investment properties.  Property tax expense increased due to an increase in the assessed value of 865 Bellevue Apartments.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The estimated cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $455,000 were received during the year ended December 31, 2007 and the six months ended June 30, 2008, respectively. The Partnership recognized casualty gains of approximately $484,000 and $455,000 during the year ended December 31, 2007 and the six months ended June 30, 2008 as the damaged assets were fully depreciated at the time of the casualty. The Partnership received an additional $90,000 of insurance proceeds related to this casualty during the three months ended September 30, 2008.  No additional insurance proceeds are expected to be received related to this casualty.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units is approximately $219,000.  During the six months ended June 30, 2009, the Partnership incurred approximately $57,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $177,000 were received during the six months ended June 30, 2009. The Partnership recognized a casualty gain of approximately $177,000 during the three and six months ended June 30, 2009 as the damaged assets were fully depreciated at the time of the casualty.  Additional insurance proceeds are expected to be received related to this casualty.

Total revenues increased for both the three and six months ended June 30, 2009 due to increases in both rental income and other income. The increase in rental income for the three months ended June 30, 2009 is primarily due to an increase in the average rental rate at 865 Bellevue Apartments. The increase in rental income for the six months ended June 30, 2009 is primarily due to an increase in the average rental rate and occupancy at 865 Bellevue Apartments. Other income increased for the three months ended June 30, 2009 due to an increase in lease cancellation fees and cleaning and damage fees. Other income increased for the six months ended June 30, 2009 due to increases in utility reimbursements and lease cancellation fees, primarily at 865 Bellevue Apartments, cleaning and damage fees, and interest income earned on the note receivable partially offset by a decrease in interest income earned on cash balances as a result of lower average balances and a decrease in the interest rate.

General and administrative expense decreased for both the three and six months ended June 30, 2009 due to a decrease in management reimbursements as a result of the 2008 investment property sales partially offset by the payment of a special management fee earned in connection with the operating distribution paid during the three months ended June 30, 2009.  Included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $189,000 compared to approximately $3,287,000 at June 30, 2008. The decrease in cash and cash equivalents of approximately $14,858,000 from December 31, 2008, is due to approximately $13,001,000 of cash used in financing activities and approximately $2,242,000 of cash used in investing activities, partially offset by approximately $385,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, repayment of advances from an affiliate of the General Partner, the repayment of the debt encumbering 865 Bellevue Apartments, monthly payments on mortgage loans and payment of loan costs, partially offset by the receipt of advances from an affiliate of the General Partner and proceeds from the mortgage financing at 865 Bellevue Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received and withdrawals from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Arbours of Hermitage Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $327,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of floor covering replacements, structural improvements and HVAC improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $86,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of floor covering, furniture and appliance replacements and building improvement costs. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $580,000 of capital improvements at Post Ridge Apartments, consisting primarily of HVAC replacements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $35,731,000 matures at various dates between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000 and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively.  The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates.  If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized during the six months ended June 30, 2009 and are included in other assets on the consolidated balance sheet.

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

The Partnership declared distributions of the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership

June 30, 2009

		Unit

June 30, 2008

				Unit

Sale (1)	$13,442	$37.65	$ --	$ --
Sale (2)	--	--	25,236	70.68
Financing (3)	6,520	18.26	--	--
Operations	1,077	3.01	--	--
Total	$21,039	$58.92	$25,236	$70.68

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Sale proceeds from the 2008 sale of Foothills Place Apartments, Citadel Village Apartments and Village East Apartments.

(3)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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