Form 10-K
period 2009-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2010-04-09
CIK 355804

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                         FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI").  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership's primary business and only industry segment is real estate related operations.  The Partnership is engaged in the business of operating and holding real estate properties for investment.  As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2009, the Partnership owned 3 income-producing properties (or interests therein), which are located in Tennessee.  Prior to 2008, the Partnership had disposed of 40 properties originally owned by the Partnership and during 2008 sold 5 of its investment properties. See "Item 2. Properties" for further information about the Partnership's remaining properties and the 2008 sales.

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

Item 2.     Properties

The Partnership originally acquired 48 properties of which twenty-five (25) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2009, the Partnership owned three (3) apartment complexes.  Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

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

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,664,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,904,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,025,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,409,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On December 31, 2008, the Partnership sold Belmont Place Apartments to a third party for a gross sales price of $35,200,000.  The net proceeds realized by the Partnership were approximately $14,326,000 after payment of closing costs of approximately $53,000, the assumption of the mortgage of approximately $18,571,000 by the purchaser and financing of approximately $2,250,000 provided by the Partnership. The Partnership realized a gain on sale of discontinued operations of approximately $6,822,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income (loss) from discontinued operations.

In connection with the sale of Belmont Place, the Partnership provided $2,250,000 in partial financing to the purchaser (the “Seller Loan”).  Monthly payments of interest only commenced February 1, 2009 through the Seller Loan’s November 1, 2034 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Belmont Place that was assumed by the purchaser in connection with the sale.  Interest on the Seller Loan will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Arbours of Hermitage
Apartments	$ 19,721	$ 14,306	5-30 yrs	S/L	$ 4,482
865 Bellevue Apartments	36,271	17,132	5-30 yrs	S/L	16,407
Post Ridge Apartments	8,671	6,074	5-30 yrs	S/L	2,679

Total	$ 64,663	$ 37,512			$ 23,568

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance	Stated			Balance
	At	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (b)
	(in thousands)				(in thousands)
Arbours of Hermitage
Apartments	$10,258	5.06% (a)	30 yrs	09/15	$ 8,964
865 Bellevue
Apartments	19,184	6.34% (a)	30 yrs	03/19	16,373
Post Ridge Apartments
1st mortgage	4,004	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,039	5.93% (a)	30 yrs	01/20	1,644

Totals	$35,485				$30,067

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

On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan issued on January 12, 2009. In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized during 2009 and are included in other assets on the consolidated balance sheet at December 31, 2009. In accordance with the terms of the loan agreement, payment of the loan may be accelerated at the option of the lender if an event of default, as defined in the loan agreement, occurs. Events of default include nonpayment of monthly principal and interest by the due date; nonpayment of the matured balance of the loan on the maturity date; and the occurrence of any breach or default in the performance of any of the covenants or agreements made by the Partnership.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2009 and 2008 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Arbours of Hermitage Apartments	$ 8,637	$ 8,729	95%	96%
865 Bellevue Apartments (1)	10,942	10,460	91%	86%
Post Ridge Apartments	10,104	10,364	95%	96%

(1)   The increase in occupancy at 865 Bellevue Apartments is due to the redevelopment at the property being complete at December 31, 2008 and units being available for rent during the year ended December 31, 2009.

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the year ended December 31, 2008 additional costs of approximately $6,866,000 were incurred. The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the related assets. During the year ended December 31, 2008, approximately $185,000 of construction period interest, $5,000 of construction period operating costs and $19,000 of construction period taxes were capitalized related to the redevelopment. There were no construction period expenses capitalized for the year ended December 31, 2009.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were:

	2009	2009
	Billing	Rate
	(in thousands)

Arbours of Hermitage Apartments	$234	3.6%
865 Bellevue Apartments	218	3.6%
Post Ridge Apartments	100	3.6%

Capital Improvements

Arbours of Hermitage Apartments

During the year ended December 31, 2009, the Partnership completed approximately $659,000 of capital improvements at Arbours of Hermitage Apartments consisting primarily of floor covering replacements, structural improvements, water heater replacements, kitchen and bath upgrades and HVAC improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the year ended December 31, 2009, the Partnership completed approximately $326,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of floor covering, furniture and appliance replacements and building improvement costs. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2009, the Partnership completed approximately $863,000 of capital improvements at Post Ridge Apartments, consisting primarily of HVAC replacements, fencing replacements, parking lot and fire safety improvements, floor covering replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow and replacement reserves.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After these arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market for the Partnership's limited partnership units (the “Units”) exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	5,093 as of December 31, 2009

There were 342,773 Units outstanding at December 31, 2009, of which affiliates of the General Partner owned 237,778.50 Units or approximately 69.37%.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2009

		Unit

December 31, 2008

				Unit

Sale(1)	$13,442	$37.65	$ --	$ --
Sale(2)	--	--	29,923	83.80
Financing (3)	6,520	18.26	--	--
Operations	1,077	3.01	--	--
Total	$21,039	$58.92	$29,923	$83.80

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Sale proceeds from the 2008 sales of Foothills Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments.

(3)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately zero and $354,000 was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2009 and 2008, respectively.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2010 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.50 Units in the Partnership representing 69.37% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2009 was approximately $3,502,000 compared to net income of approximately $54,601,000, for the year ended December 31, 2008.  The increase in net loss for the year ended December 31, 2009 is primarily due to a decrease in the recognition of gain on sale of discontinued operations, an increase in total expenses and a decrease in the recognition of casualty gains, partially offset by an increase in income from discontinued operations and an increase in total revenues.

The consolidated statement of operations for the year ended December 31, 2008 reflects the operations of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during 2008. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments was sold on December 31, 2008.

Included in loss from discontinued operations for the year ended December 31, 2008 are revenues and (loss) income for the five properties which sold during 2008. Also included in loss from discontinued operations for the year ended December 31, 2008 is income for Briar Bay Apartments, which sold during 2004, from receipt of real estate tax refunds during 2008 which had been under dispute. Included in income from discontinued operations for the year ended December 31, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2008 (in thousands):

Year Ended December 31, 2008
			Loss on	(Loss) income
			extinguishment	from discontinued
Property	Revenues	Expenses	of debt	operations

Belmont Place Apartments	$4,247	$(4,112)	$ (102)	$ 33
Rivers Edge Apartments	904	(682)	(849)	(627)
Foothill Place
Apartments	2,017	(1,567)	(21)	429
Citadel Village
Apartments	494	(597)	(49)	(152)
Village East Apartments	491	(598)	(53)	(160)
Briar Bay Apartments	75	--	--	75
	$8,228	$(7,556)	$(1,074)	$ (402)

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,664,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,904,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,025,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs.   The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,409,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On December 31, 2008, the Partnership sold Belmont Place Apartments to a third party for a gross sales price of $35,200,000.  The net proceeds realized by the Partnership were approximately $14,326,000 after payment of closing costs of approximately $53,000, the assumption of the mortgage of approximately $18,571,000 by the purchaser and financing of approximately $2,250,000 provided by the Partnership.  The Partnership realized a gain on sale of discontinued operations of approximately $6,822,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income (loss) from discontinued operations. In connection with the sale of Belmont Place, the Partnership provided $2,250,000 in partial financing to the purchaser (the “Seller Loan”).  Monthly payments of interest only commenced February 1, 2009 through the Seller Loan’s November 1, 2034 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Belmont Place that was assumed by the purchaser in connection with the sale.  Interest on the Seller Loan will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.

Total expenses increased for the year ended December 31, 2009 due to increases in depreciation and interest expense, partially offset by decreases in operating and general and administrative expense. Property tax expense remained relatively constant for the comparable period. Depreciation expense increased due to assets being placed into service at all of the investment properties over the past year. Interest expense increased due to an increase in advances received from AIMCO Properties, L.P., an increase in the mortgage obtained on 865 Bellevue Apartments during February 2009, a decrease in capitalized interest related to the redevelopment of 865 Bellevue Apartments, and interest incurred in connection with the escheatment of unclaimed distributions during 2009. Operating expense decreased due to decreases in legal fees associated with a vendor settlement at Arbours of Hermitage Apartments, and advertising costs at all three investment properties partially offset by increases in clean up and mold removal costs associated with repairing apartment units affected by fire and wind damage, as discussed below, and an increase in insurance premiums at the investment properties.

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $545,000 were received during the years ended December 31, 2007 and 2008, respectively. The Partnership recognized a casualty gain of approximately $484,000 and $545,000 during the years ended December 31, 2007 and 2008, respectively, as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units was approximately $195,000.  During the year ended December 31, 2009, the Partnership incurred approximately $37,500 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $235,000 were received during the year ended December 31, 2009, including approximately $14,000 for lost rents which is included in rental income and approximately $26,000 for emergency expenses which is included in operating expense. The Partnership recognized a casualty gain of approximately $195,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,500.  During the year ended December 31, 2009, the Partnership incurred approximately $13,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $9,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,165,000, including approximately $50,000 of clean up costs. The Partnership anticipates recognizing a casualty gain during the first quarter of 2010 as the damaged assets were fully depreciated at the time of the casualty. Subsequent to December 31, 2009, insurance proceeds of approximately $812,000 were received related to this casualty.

Total revenues increased for the year ended December 31, 2009 due to increases in both rental income and other income. The increase in rental income for the year ended December 31, 2009 is primarily due to an increase in the average rental rate and occupancy at 865 Bellevue Apartments. Other income increased for the year ended December 31, 2009 due to an increase in utility reimbursements at all of the Partnership’s investment properties and interest income earned on the note receivable, partially offset by a decrease in interest income earned on cash balances as a result of lower average balances and a decrease in the interest rate.

General and administrative expense decreased for the year ended December 31, 2009 due to a decrease in management reimbursements and audit fees as a result of the 2008 investment property sales, partially offset by the payment of a special management fee earned in connection with the operating distribution paid during the year ended December 31, 2009.  Included in general and administrative expenses for the years ended December 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $99,000 compared to approximately $15,047,000 at December 31, 2008. The decrease is due to approximately $13,057,000 of cash used in financing activities and approximately $3,119,000 of cash used in investing activities, partially offset by approximately $1,228,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, repayment of advances from an affiliate of the General Partner, the repayment of the debt encumbering 865 Bellevue Apartments, monthly payments on mortgage loans and payment of loan costs, partially offset by the receipt of advances from an affiliate of the General Partner and proceeds from the mortgage financing at 865 Bellevue Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by withdrawals from restricted escrows and insurance proceeds received.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $11,719,000 and $3,106,000 during the years ended December 31, 2009 and 2008, respectively. The 2009 advances were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. The 2008 advances were made to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments.  During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P., approximately $12,245,000 which included approximately $87,000 of accrued interest. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,518,000 which included approximately $41,000 of accrued interest.Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the remaining 2009 and 2008 advances was charged at a rate of prime plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances during the yearendedDecember 31, 2009 ranged from 9.94% to 11.19%. Interest expense was approximately $82,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $191,000 and $635,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to the year ended December 31, 2009, the General Partner advanced the Partnership approximately $1,054,000 to fund operating expenses and real estate taxes at the three investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its investment properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected in the short term.

The Partnership anticipates that exclusive of capital improvements, casualty repairs due to the November 2009 fire at Arbours of Hermitage Apartments and repayment of amounts accrued and payable to affiliates, operating cash flows in 2010 will be generally sufficient for the Partnership to meet its current obligations in 2010 including 2010 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $35,485,000 matures at various dates between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000 and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively.  The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized as of December 31, 2009 and are included in other assets on the consolidated balance sheet.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2009

		Unit

December 31, 2008

				Unit

Sale(1)	$13,442	$37.65	$ --	$ --
Sale(2)	--	--	29,923	83.80
Financing (3)	6,520	18.26	--	--
Operations	1,077	3.01	--	--
Total	$21,039	$58.92	$29,923	$83.80

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Sale proceeds from the 2008 sales of Foothills Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments.

(3)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

In conjunction with the transfer of funds from their certain majority-owned sub-tier limited partnerships to the Partnership, approximately zero and $354,000, was distributed to the general partner of the majority owned sub-tier limited partnerships during the years ended December 31, 2009 and 2008, respectively.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2010 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.50 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV, LP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties IV, LP

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV, LP as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV, LP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 9, 2010

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 99	$ 15,047
Receivables and deposits	253	425
Restricted escrows (Note A)	8	12
Other assets	605	495
Note receivable (Note J)	1,531	1,512
Investment properties (Notes: C, E, F and G):
Land	1,035	1,035
Buildings and related personal property	63,628	62,399
	64,663	63,434
Less accumulated depreciation	(37,512)	(33,761)
	27,151	29,673
	$ 29,647	$ 47,164

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 152	$ 1,745
Tenant security deposit liabilities	108	160
Accrued property taxes	552	570
Other liabilities	575	449
Due to affiliates (Note B)	191	285
Distributions payable (Note D)	3,892	3,093
Mortgage notes payable (Note C)	35,485	27,629
	40,955	33,931

Partners' (Deficiency) Capital
General partners	(9,988)	(9,006)
Limited partners (342,773 units issued and
outstanding)	(1,320)	22,239
	(11,308)	13,233
	$ 29,647	$ 47,164

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2009	2008
Revenues:
Rental income	$ 7,517	$ 7,281
Other income	954	824
Total revenues	8,471	8,105

Expenses:
Operating	4,650	4,835
General and administrative	435	655
Depreciation	4,370	2,988
Interest	2,206	1,441
Property taxes	544	552
Total expenses	12,205	10,471

Loss before casualty gain and discontinued operations	(3,734)	(2,366)
Casualty gains (Note H)	204	545
Income (loss) from discontinued operations (Notes A and F)	28	(402)
Gain on sale of discontinued operations (Note F)	--	56,824
Net (loss) income	$(3,502)	$54,601

Net loss allocated to general partners	$ (140)	$ (89)
Net (loss) income allocated to limited partners	(3,362)	54,690
	$(3,502)	$54,601
Per limited partnership unit:
Loss from continuing operations	$ (9.89)	$ (5.10)
Income (loss) from discontinued operations	0.08	(1.13)
Gain on sale of discontinued operations	--	165.78
Net (loss) income per limited partnership unit	$ (9.81)	$159.55

Distributions per limited partnership unit	$ 58.92	$ 83.80

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' (deficiency) capital at
December 31, 2007	342,773	$ (7,366)	$ (3,725)	$(11,091)

Net (loss) income for the year
ended December 31, 2008	--	(89)	54,690	54,601

Distributions to partners (Note D)	--	(1,551)	(28,726)	(30,277)

Partners' (deficiency) capital at
December 31, 2008	342,773	(9,006)	22,239	13,233

Net loss for the year
ended December 31, 2009	--	(140)	(3,362)	(3,502)

Distributions to partners (Note D)	--	(842)	(20,197)	(21,039)

Partners' (deficiency) capital at
December 31, 2009	342,773	$ (9,988)	$ (1,320)	$(11,308)

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (3,502)	$ 54,601
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	4,370	4,495
Amortization of loan costs	93	152
Amortization of discount on note receivable	(19)	--
Casualty gains	(204)	(545)
Gain on sale of investment properties	--	(56,824)
Loss on extinguishment of debt	--	1,074
Change in accounts:
Receivables and deposits	172	261
Other assets	31	206
Accounts payable	(114)	(125)
Tenant security deposit liabilities	(52)	(275)
Accrued property taxes	(18)	(75)
Other liabilities	126	(616)
Due to affiliates	345	(266)
Net cash provided by operating activities	1,228	2,063
Cash flows from investing activities:
Net proceeds from sale of investment properties	--	77,036
Property improvements and replacements	(3,327)	(10,436)
Net withdrawals from restricted escrows	4	1,603
Insurance proceeds received	204	545
Net cash (used in) provided by investing activities	(3,119)	68,748
Cash flows from financing activities:
Payments on mortgage notes payable	(416)	(1,023)
Proceeds from mortgage note payable	19,350	--
Repayment of mortgage notes payable	(11,078)	(26,825)
Loan costs and prepayment penalties paid	(234)	(811)
Advances from affiliate	11,719	3,106
Payments on advances from affiliate	(12,158)	(2,477)
Distributions to partners	(20,240)	(29,080)
Net cash used in financing activities	(13,057)	(57,110)
Net (decrease) increase in cash and cash equivalents	(14,948)	13,701
Cash and cash equivalents at beginning of period	15,047	1,346
Cash and cash equivalents at end of period	$ 99	$ 15,047

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,004	$ 3,244

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 14	$ 1,493
Distributions included in distributions payable	799	1,197
Note receivable, net of discount included in
other assets	--	1,512
Assumption of mortgage by buyer	--	18,571
Property improvements and replacement refund
included in due to affiliates	--	(78)

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties.  The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. As of December 31, 2009, the Partnership operates 3 residential properties which are located in Tennessee.

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

Subsequent Event:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Basis of Presentation:  The consolidated statement of operations for the year ended December 31, 2008 reflects the operations of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments, Rivers Edge Apartments and Belmont Place Apartments as discontinued operations as a result of the sale of the respective properties during 2008. The operations for the year ended December 31, 2008 of these properties are included in income (loss) from discontinued operations. Foothill Place Apartments was sold on June 6, 2008.  Citadel Village Apartments and Village East Apartments were both sold on June 20, 2008. Rivers Edge Apartments was sold on September 30, 2008 and Belmont Place Apartments sold on December 31, 2008.

Included in loss from discontinued operations for the year ended December 31, 2008 are revenues and income (loss) for the five properties which sold during 2008. Also included in loss from discontinued operations for the year ended December 31, 2008 is income for Briar Bay Apartments, which sold during 2004, from receipt of real estate tax refunds during 2008 which had been under dispute. Included in income from discontinued operations for the year ended December 31, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 (in thousands):

Year Ended December 31, 2008
			Loss on	(Loss) income
			extinguishment	from discontinued
Property	Revenues	Expenses	of debt	operations

Belmont Place Apartments	$4,247	$(4,112)	$ (102)	$ 33
Rivers Edge Apartments	904	(682)	(849)	(627)
Foothill Place
Apartments	2,017	(1,567)	(21)	429
Citadel Village
Apartments	494	(597)	(49)	(152)
Village East Apartments	491	(598)	(53)	(160)
Briar Bay Apartments	75	--	--	75
	$8,228	$(7,556)	$(1,074)	$(402)

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $7,000 and $14,543,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow: In connection with the 2007 additional financing obtained on Post Ridge Apartments, the lender requires monthly deposits of approximately $3,800 to a replacement reserve account.  At December 31, 2009 and 2008, the replacement reserve account balance was approximately $8,000 and $12,000, respectively.

Investments in Real Estate:  Investment properties consists of three apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. There were no construction period expenses capitalized for the year ended December 31, 2009. During the year ended December 31, 2008, the Partnership capitalized interest of approximately $206,000, property taxes of approximately $21,000 and operating costs of approximately $6,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

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

Deferred Costs: Loan costs of approximately $686,000 and $591,000 for the years ended December 31, 2009 and 2008 net of accumulated amortization of approximately $232,000 and $277,000 are included in other assets at December 31, 2009 and 2008, respectively. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements. As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets. The Partnership’s term expires December 31, 2011, which is prior to the maturity of the mortgage notes payable. The General Partner unsuccessfully pursued extending the Partnership term. Therefore, the Partnership determined that the loan costs should be amortized over the remaining life of the Partnership. Prior to the change in estimate, the loan costs would have been fully amortized in 2022, the dates the mortgage notes payable mature. The effect of this change was to increase 2009 amortization expense by $44,000, increase 2009 net loss by $44,000, and increase net loss per limited partnership unit by $.12. Amortization of loan costs is included in interest expense and (loss) income from discontinued operations in the accompanying consolidated statements of operations and was approximately $93,000 and $152,000 for the years ended December 31, 2009 and 2008, respectively. Amortization expense is expected to be approximately $227,000 in 2010 and 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for income (losses) and distributions of distributable cash from operations to be allocated generally 96% to the Limited Partners and 4% to the General Partner. Gain on sale of investment properties is allocated among the partners in accordance with the terms of the Partnership Agreement.

Net (Loss) Income Per Limited Partnership Unit: Net (loss) income per Limited Partnership Unit is computed by dividing net (loss) income allocated to the Limited Partners by the number of Units outstanding. Per Unit information has been computed based on the number of Units outstanding at the beginning of each year.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $157,000 and $449,000 in 2009 and 2008, respectively, are expensed as incurred and are included in operating expense and income (loss) from discontinued operations.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $409,000 and $810,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expense and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $249,000 and $700,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $112,000 and $293,000, respectively. Additionally, in connection with the redevelopment project (as discussed in Note G), an affiliate of the General Partner was to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $37,000 and $255,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment properties.  At December 31, 2008 approximately $18,000 of accountable administrative expenses were owed and are included in due to affiliates.  No amounts were owed at December 31, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $11,719,000 and $3,106,000 during the years ended December 31, 2009 and 2008, respectively. The 2009 advances were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. The 2008 advances were made to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments.  During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P., approximately $12,245,000 which included approximately $87,000 of accrued interest. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,518,000 which included approximately $41,000 of accrued interest.Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the remaining 2009 and 2008 advances was charged at a rate of prime plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances during the yearendedDecember 31, 2009 ranged from 9.94% to 11.19%. Interest expense was approximately $82,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $191,000 and $635,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to the year ended December 31, 2009, the General Partner advanced the Partnership approximately $1,054,000 to fund operating expenses and real estate taxes at the three investment properties.

During 2008 the Partnership was charged approximately $368,000 of costs associated with the redevelopment of 865 Bellevue Apartments, by an affiliate of the General Partner.  During 2009 it was determined that these charges should not have been charged to or paid by the Partnership.  At December 31, 2008 a receivable of approximately $368,000 was established for the refund of these costs which had been capitalized.  This receivable was collected during the year ended December 31, 2009.  The receivable of $368,000 was included as a reduction of due to affiliates at December 31, 2008.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  During the year ended December 31, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners. There were no such special management fees paid or earned during the year ended December 31, 2008.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, respectively, the Partnership paid AIMCO and its affiliates approximately $185,000 and $248,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal Balance At
			Monthly				Principal
			Payment	Interest			Balance
	December 31,		Including	Stated	Period	Maturity	Due At
Property	2009	2008	Interest	Rate	Amortized	Date (1)	Maturity
	(in thousands)		(in thousands)			(in thousands)
Arbours of
Hermitage
Apartments	$10,258	$10,432	$ 59	5.06% (a)	30 yrs	09/15	$ 8,964
865 Bellevue
Apartments	19,184	11,078	120	6.34% (a)	30 yrs	03/19	16,373

Post Ridge
Apartments
1st mortgage	4,004	4,052	26	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,039	2,067	13	5.93% (a)	30 yrs	01/20	1,644

Totals	$35,485	$27,629	$ 218				$30,067

(a)Fixed rate mortgage.

(1)   Maturity date of the mortgage notes payable extends past the termination date of the Partnership which is December 31, 2011.

The notes payable represent borrowings on the properties purchased by the Partnership. The notes are non-recourse, and are collateralized by deeds of trust on the investment properties. The notes mature between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000, and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively. Various mortgages require prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized as of December 31, 2009 and are included in other assets on the consolidated balance sheet.

While the Partnership termination date is December 31, 2011 scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009, are as follows (in thousands):

2010	$ 514
2011	545
2012	578
2013	613
2014	650
Thereafter	32,585
Total	$35,485

Note D - Distributions

In conjunction with the transfer of funds from certain majority-owned sub-tier limited partnerships to the Partnership, approximately zero and $354,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2009 and 2008, respectively.

During 2009, the Partnership declared distributions of approximately $19,962,000 (approximately $19,163,000 to the limited partners or $55.91 per limited partnership unit) consisting of sale proceeds from the 2008 sales of Belmont Place Apartments and refinance proceeds from 865 Bellevue Apartments. Approximately $799,000 of these distributions from proceeds is payable at December 31, 2009 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. During 2009, the Partnership also declared an operating distribution of approximately $1,077,000 (approximately $1,033,000 to the limited partners or $3.01 per limited partnership unit).

During 2008, the Partnership declared distributions of approximately $29,923,000 (approximately $28,726,000 to the limited partners or $83.80 per limited partnership unit) consisting of sale proceeds from the 2008 sales of Foothill Place Apartments, Citadel Village Apartments, Village East Apartments and Rivers Edge Apartments. Approximately $1,197,000 of these distributions from proceeds is payable at both December 31, 2009 and 2008 to the General Partner and Special Limited Partners as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

In years prior to 2008 the Partnership distributed various amounts from the proceeds of property sales and refinancings. At both December 31, 2009 and 2008, approximately $1,896,000 of these distributions from proceeds is payable to the General Partner and Special Limited Partners as the distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Arbours of Hermitage
Apartments	$10,258	$ 547	$ 8,574	$10,600
865 Bellevue Apartments	19,184	345	7,065	28,861
Post Ridge Apartments	6,043	143	2,498	6,030
Totals	$35,485	$ 1,035	$ 18,137	$45,491

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Arbours of Hermitage
Apartments	$ 547	$ 19,174	$ 19,721	$ 14,306	1973	09/83	5-30
865 Bellevue Apartments	345	35,926	36,271	17,132	1972	07/82	5-30
Post Ridge Apartments	143	8,528	8,671	6,074	1972	07/82	5-30

Totals	$ 1,035	$ 63,628	$ 64,663	$ 37,512

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	(in thousands)
	2009	2008
Investment Properties
Balance at beginning of year	$ 63,434	$ 54,699
Additions	1,848	10,158
Property dispositions	(619)	(205)
Assets held for sale	--	(1,218)
Balance at end of year	$ 64,663	$ 63,434

Accumulated Depreciation
Balance at beginning of year	$ 33,761	$ 30,979
Additions charged to expense	4,370	4,495
Property dispositions	(619)	(205)
Assets held for sale	--	(1,508)
Balance at end of year	$ 37,512	$ 33,761

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008, is approximately $68,566,000 and $67,756,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008, is approximately $44,998,000 and $40,524,000, respectively.

Note F – Sale of Investment Properties

On June 6, 2008, the Partnership sold Foothill Place Apartments to a third party for a gross sales price of $40,750,000. The net proceeds realized by the Partnership were approximately $40,194,000 after payment of closing costs of approximately $556,000. The Partnership used approximately $16,938,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $31,664,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $21,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On June 20, 2008, the Partnership sold Citadel Village Apartments to a third party for a gross sales price of $6,750,000.  The net proceeds realized by the Partnership were approximately $6,676,000 after payment of closing costs of approximately $74,000. The Partnership used approximately $3,710,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $4,904,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $49,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On June 20, 2008, the Partnership sold Village East Apartments to a third party for a gross sales price of $6,500,000.  The net proceeds realized by the Partnership were approximately $6,429,000 after payment of closing costs of approximately $71,000. The Partnership used approximately $3,100,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $5,025,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $53,000 due to the write-off of unamortized loan costs. The loss on extinguishment of debt is included in income (loss)from discontinued operations.

On September 30, 2008, the Partnership sold Rivers Edge Apartments to a third party for a gross sales price of $9,850,000.  The net proceeds realized by the Partnership were approximately $9,411,000 after payment of closing costs of approximately $439,000. The Partnership used approximately $3,077,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $8,409,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $849,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage encumbering Rivers Edge Apartments of approximately $811,000.  The loss on extinguishment of debt is included in income (loss) from discontinued operations.

On December 31, 2008, the Partnership sold Belmont Place Apartments to a third party for a gross sales price of $35,200,000.  The net proceeds realized by the Partnership were approximately $14,326,000 after payment of closing costs of approximately $53,000, the assumption of the mortgage of approximately $18,571,000 by the purchaser and financing of approximately $2,250,000 provided by the Partnership. The Partnership realized a gain on sale of discontinued operations of approximately $6,822,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $102,000 due to the write-off of unamortized loan costs.  The loss on extinguishment of debt is included in income (loss) from discontinued operations. In connection with the sale of Belmont Place, the Partnership provided $2,250,000 in partial financing to the purchaser (the “Seller Loan”).  Monthly payments of interest only commenced February 1, 2009 through the Seller Loan’s November 1, 2034 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Belmont Place that was assumed by the purchaser in connection with the sale.  Interest on the Seller Loan will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.

Note G – Redevelopment of Property

During August 2006 the Partnership commenced with a phased redevelopment project for 865 Bellevue Apartments. The initial phase of the redevelopment project was initially estimated to cost approximately $7,500,000 and to be completed by the middle of 2007.  The scope of the initial phase of the redevelopment project consisted of modifications to the electrical wiring, replacement of HVAC and water heaters, new siding, roof replacements, windows and doors, clubhouse renovations and major landscaping. During the year ended December 31, 2007, the Partnership commenced with the second phase of the redevelopment project.  The scope of the second phase of the redevelopment project consisted of the addition of 34 garages, a gated entry, renovations to the clubhouse, pool, leasing and business center, tennis courts, new playground equipment and renovations to apartment kitchens, baths and living spaces.  The redevelopment project was completed at December 31, 2008 at a total cost of $18,139,000.  During the years ended December 31, 2006 and 2007, approximately $3,245,000 and $8,028,000, respectively, of redevelopment costs had been incurred.  During the year ended December 31, 2008 additional costs of approximately $6,866,000 were incurred. The Partnership funded the redevelopment from operations, proceeds received in connection with the sales and financings of other investment properties and advances from AIMCO Properties, L.P, an affiliate of the General Partner, although AIMCO Properties, L.P. was not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  During the construction period, certain expenses were capitalized and are being depreciated over the remaining life of the property. During the year ended December 31, 2008, approximately $185,000 of construction period interest, $5,000 of construction period operating costs and $19,000 of construction period taxes were capitalized related to the redevelopment.

Note H – Casualty Events

In January 2007, Arbours of Hermitage Apartments suffered fire damage to eight rental units. The cost to repair the units was approximately $1,039,000. Insurance proceeds of approximately $484,000 and $545,000 were received during the years ended December 31, 2007 and 2008, respectively. The Partnership recognized casualty gains of approximately $484,000 and $545,000 during the years ended December 31, 2007 and 2008, respectively, as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units was approximately $195,000.  During the year ended December 31, 2009, the Partnership incurred approximately $37,500 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $235,000 were received during the year ended December 31, 2009, including approximately $14,000 for lost rents which is included in rental income and approximately $26,000 for emergency expenses which is included in operating expense. The Partnership recognized a casualty gain of approximately $195,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,500.  During the year ended December 31, 2009, the Partnership incurred approximately $13,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $9,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,165,000, including approximately $50,000 of clean up costs. The Partnership anticipates recognizing a casualty gain during the first quarter of 2010 as the damaged assets were fully depreciated at the time of the casualty. Subsequent to December 31, 2009, insurance proceeds of approximately $812,000 were received related to this casualty.

Note I - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the consolidated financial statements and Federal taxable income allocated to the partners in the Partnership's information return for the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	2009	2008

Net (loss) income as reported	$(3,502)	$54,601
(Deduct) add:
Deferred revenue and other
liabilities	6	(136)
Depreciation differences	(104)	(1,525)
Accrued expenses	(24)	(31)
Other	(243)	(197)
Gain on casualty/disposition	(204)	(583)
Gain/loss on sale of property	--	(455)

Federal taxable (loss) income	$(4,071)	$51,674
Federal taxable (loss) income per
Limited Partnership unit	$(11.40)	$144.72 (1)

(1)   For 2008, the Federal taxable income per Limited Partnership Unit reflects allocation of the gain on sale of property in accordance with the partnership agreement.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net (liabilities) assets as reported	$(11,308)	$ 13,233
Land and buildings	3,903	4,582
Accumulated depreciation	(7,486)	(6,763)
Syndication fees	18,871	18,871
Other	7,439	5,807
Net assets - Federal tax basis	$ 11,419	$ 35,730

Note J – Note Receivable

In connection with the sale of Belmont Place Apartments in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commenced February 1, 2009 and will continue through November 1, 2034, which is consistent with the maturity of the senior mortgage loan on Belmont Place Apartments that was assumed by the purchaser in connection with the sale. The entire principal balance of the note is due at maturity.  Interest on the note will be payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5% which will be amortized over the term of the note.

Future annual interest payments to be collected and annual discount amortization subsequent to December 31, 2009 are as follows (in thousands):

	Annual Interest	Annual Discount	Total Interest Income
2010	$ 79	$ 22	$ 101
2011	79	23	102
2012	89	14	103
2013	90	14	104
2014	90	15	105
Thereafter	1,792	631	2,423
Total	$ 2,219	$ 719	$ 2,938

Note K - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After these arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During the year ended December 31, 2009, the Partnership incurred approximately $732,000 related to mold removal in connection with repairs to apartment units at the Partnership’s three remaining investment properties. As of December 31, 2008, the Partnership had incurred approximately $1,559,000 related to the mold removal in connection with repairs to the same three apartment properties. The Partnership may incur future expenses related to mold removal in some of its apartment units in connection with other repairs or renovations. The Partnership cannot estimate the amount, if any, of these future costs. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2009, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	67,033.5	19.56%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	29,612.5	8.64%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	141,132.5	41.17%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. and IPLP Acquisition I, LLC are indirectly, ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC  29601.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   Beneficial Owners of Management

Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

Beneficial Owners of CEI

As of December 31, 2009, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

	Number of	Percent
Name and Address	CEI Shares	Of Total
AIMCO/IPT, Inc	100,000	100%
4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237

As of December 31, 2009, AIMCO owns 100% of the outstanding common shares of beneficial interest of AIMCO/IPT, Inc.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $409,000 and $810,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expense and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $249,000 and $700,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties and gain on sale of investment properties.  The portion of these reimbursements included in investment properties and gain on sale of investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $112,000 and $293,000, respectively. Additionally, in connection with the redevelopment project at 865 Bellevue Apartments, an affiliate of the General Partner was to receive a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $37,000 and $255,000 in redevelopment supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment properties.  At December 31, 2008 approximately $18,000 of accountable administrative expenses were owed and are included in due to affiliates.  No amounts were owed at December 31, 2009.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $11,719,000 and $3,106,000 during the years ended December 31, 2009 and 2008, respectively. The 2009 advances were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. The 2008 advances were made to assist with the payment of real estate taxes and operations for several investment properties and redevelopment draws for 865 Bellevue Apartments.  During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P., approximately $12,245,000 which included approximately $87,000 of accrued interest. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P., approximately $2,518,000 which included approximately $41,000 of accrued interest.Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the remaining 2009 and 2008 advances was charged at a rate of prime plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances during the yearendedDecember 31, 2009 ranged from 9.94% to 11.19%. Interest expense was approximately $82,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the amount of outstanding loans and accrued interest owed to AIMCO Properties, L.P. was approximately $191,000 and $635,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to the year ended December 31, 2009, the General Partner advanced the Partnership approximately $1,054,000 to fund operating expenses and real estate taxes at the three investment properties.

During 2008 the Partnership was charged approximately $368,000 of costs associated with the redevelopment of 865 Bellevue Apartments, by an affiliate of the General Partner.  During 2009 it was determined that these charges should not have been charged to or paid by the Partnership.  At December 31, 2008 a receivable of approximately $368,000 was established for the refund of these costs which had been capitalized.  This receivable was collected during the year ended December 31, 2009.  The receivable of $368,000 was included as a reduction of due to affiliates at December 31, 2008.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  During the year ended December 31, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners. There were no such special management fees paid or earned during the year ended December 31, 2008.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, respectively, the Partnership paid AIMCO and its affiliates approximately $185,000 and $248,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $56,000 and $132,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $29,000 and $56,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit Index

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior Vice	Date: April 9, 2010
John Bezzant	President

/s/Steven D. Cordes	Director and Senior	Date: April 9, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 9, 2010
Stephen B. Waters	Accounting

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

10.148                        Promissory Note between Foothill Chimney Limited Partnership, a Georgia limited partnership, and Belmont Place Apartments, LLC, a Delawarelimited liability company, dated December 31, 2008.  (Incorporated by reference to Current Report on Form 8-K dated December 31, 2008)

10.149                        Multifamily Note between Keycorp Real Estate Capital Markets, Inc., an Ohiocorporation and CCP IV Knollwood, LLC, a Delaware limited liability company, dated February 19, 2009.  (Incorporated by reference to Current Report on Form 8-K dated February 19, 2009)

10.150                        Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Keycorp Real Estate Capital Markets, Inc., an Ohiocorporation and CCP IV Knollwood, LLC, a Delaware limited liability company, dated February 19, 2009.  (Incorporated by reference to Current Report on Form 8-K dated February 19, 2009)

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