Form 10-Q
period 2010-09-30
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2010-11-15
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 220	$ 99
Receivables and deposits	360	253
Restricted escrows (Note C)	424	8
Other assets	490	605
Note receivable (Note D)	1,546	1,531
Investment properties:
Land	1,035	1,035
Buildings and related personal property	64,995	63,628
	66,030	64,663
Less accumulated depreciation	(40,773)	(37,512)
	25,257	27,151
	$ 28,297	$ 29,647

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 311	$ 152
Tenant security deposit liabilities	122	108
Accrued property taxes	415	552
Other liabilities	576	575
Due to affiliates (Note B)	1,184	191
Distributions payable (Note B)	3,892	3,892
Mortgage notes payable (Note E)	35,102	35,485
	41,602	40,955

Partners' Deficit
General partners	(10,068)	(9,988)
Limited partners (342,763 units issued and
outstanding)	(3,237)	(1,320)
	(13,305)	(11,308)
	$ 28,297	$ 29,647

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$ 1,860	$ 1,895	$ 5,566	$ 5,675
Other income	270	230	812	700
Total revenues	2,130	2,125	6,378	6,375

Expenses:
Operating	1,135	1,231	3,433	3,507
General and administrative	57	65	201	374
Depreciation	1,100	1,090	3,331	3,271
Interest	623	550	1,842	1,608
Property taxes	96	156	379	469
Total expenses	3,011	3,092	9,186	9,229

Loss before casualty gain and discontinued
operations	(881)	(967)	(2,808)	(2,854)
Casualty gains (Note C)	13	18	811	195
Income from discontinued operations
(Note A)	--	--	--	28
Net loss	$ (868)	$ (949)	$(1,997)	$(2,631)

Net loss allocated to general
partners (4%)	$ (35)	$ (38)	$ (80)	$ (105)
Net loss allocated to limited
partners (96%)	(833)	(911)	(1,917)	(2,526)
	$ (868)	$ (949)	$(1,997)	$(2,631)
Per limited partnership unit:
Loss from continuing operations	$ (2.43)	$ (2.66)	$ (5.59)	$ (7.45)
Income from discontinued operations	--	--	--	0.08
Net loss per limited partnership unit	$ (2.43)	$ (2.66)	$ (5.59)	$ (7.37)

Distributions per limited partnership unit	$ --	$ --	$ --	$ 58.92

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited			Total
	Partnership	General	Limited	Partners'

Units

Partners

Partners

				Deficit

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit at
December 31, 2009	342,763	$ (9,988)	$ (1,320)	$(11,308)

Net loss for the nine
months ended September 30, 2010	--	(80)	(1,917)	(1,997)

Partners' deficit at
September 30, 2010	342,763	$(10,068)	$ (3,237)	$(13,305)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (1,997)	$ (2,631)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	3,331	3,271
Amortization of loan costs	171	36
Amortization of discount on note receivable	(15)	(14)
Casualty gains	(811)	(195)
Change in accounts:
Receivables and deposits	(107)	205
Restricted escrows	(36)	--
Other assets	(56)	(77)
Accounts payable	(42)	(114)
Tenant security deposit liabilities	14	(42)
Accrued property taxes	(137)	(102)
Other liabilities	1	76
Due to affiliates	65	344
Net cash provided by operating activities	381	757
Cash flows from investing activities:
Property improvements and replacements	(1,236)	(2,741)
Net withdrawals from (deposits to) restricted escrows	4	(3)
Insurance proceeds received	427	195
Net cash used in investing activities	(805)	(2,549)
Cash flows from financing activities:
Payments on mortgage notes payable	(383)	(292)
Proceeds from mortgage notes payable	--	19,350
Repayment of mortgage notes payable	--	(11,078)
Loan costs paid	--	(234)
Advances from affiliate	1,189	11,430
Payments on advances from affiliate	(261)	(12,059)
Distributions to partners	--	(20,240)
Net cash provided by (used in) financing activities	545	(13,123)

Net increase (decrease) in cash and cash equivalents	121	(14,915)
Cash and cash equivalents at beginning of period	99	15,047
Cash and cash equivalents at end of period	$ 220	$ 132

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,601	$ 1,470

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable at September 30, 2010 and 2009	$ 215	$ 19
Distributions included in distributions payable	--	799
Property improvements and replacements included in
accounts payable at December 31, 2009 and 2008	14	1,493
Insurance proceeds held by lender in escrow	384	--

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The consolidated statement of operations for the nine months ended September 30, 2009 includes income from discontinued operations of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. Belmont Place Apartments was sold to a third party in December 2008.

Investment Property

On September 27, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Arbours of Hermitage Apartments, which was projected to close during the fourth quarter of 2010 for approximately $17,000,000. On November 4, 2010, the purchaser terminated the sales contract according to the terms of the contract. The Partnership has determined that certain held for sale criteria have not been met at September 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $307,000 and $309,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $175,000 and $194,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties at September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $63,000 and $85,000, respectively. Additionally, in connection with a redevelopment project that was completed in December 2008, an affiliate of the General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $37,000 in redevelopment supervision fees during the nine months ended September 30, 2009, which are included in investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,189,000 and $11,430,000 during the nine months ended September 30, 2010 and 2009, respectively. The advances received during the nine months ended September 30, 2010 were made to assist with the payment of real estate taxes, operations for all of the Partnership’s investment properties and capital expenditures at two of its investment properties. The advances received during the nine months ended September 30, 2009 were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. During the nine months ended September 30, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $276,000, which included approximately $15,000 of accrued interest. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $12,145,000, which included approximately $86,000 of interest. Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the 2010 and the remaining 2009 advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. The interest rate on outstanding advances at September 30, 2010 was 11.19%. Interest expense was approximately $80,000 for both the nine months ended September 30, 2010 and 2009. At September 30, 2010 and December 31, 2009, the amount of outstanding loans and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,184,000 and $191,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, the Partnership repaid the entire balance of advances and accrued interest with proceeds from the collection of the note receivable related to the December 2008 sale of Belmont Place (see Note D – Note Receivable).

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  During the nine months ended September 30, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners. There were no special management fees paid or earned during the nine months ended September 30, 2010.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

As of September 30, 2010 and December 31, 2009, the Partnership has distributed various amounts from the proceeds of property sales and refinancings. At September 30, 2010 and December 31, 2009, approximately $3,892,000 of these distributions from proceeds are payable to the General Partner and special limited partners as these distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $181,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $185,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units was approximately $195,000.  During the nine months ended September 30, 2009, the Partnership incurred approximately $37,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $235,000 were received during the nine months ended September 30, 2009, including approximately $14,000 for lost rents which is included in rental income and approximately $26,000 for emergency expenses which is included in operating expense. The Partnership recognized a casualty gain of approximately $18,000 and $195,000 during the three and nine months ended September 30, 2009, respectively, as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,000.  During the nine months ended September 30, 2009, the Partnership incurred approximately $13,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $9,000 were received during the fourth quarter of 2009. The Partnership recognized a casualty gain of approximately $9,000 during the fourth quarter of 2009 as the damaged assets were fully depreciated at the time of the casualty. During the nine months ended September 30, 2010, the Partnership recognized an additional casualty gain of approximately $4,000 due to the receipt of additional insurance proceeds.

In September 2009, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms and flooding.  The cost to repair the damage was approximately $18,000. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $15,000 related to this casualty and recognized a casualty gain of approximately $15,000 as the damaged assets were fully depreciated at the time of the casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,350,000, including approximately $36,000 of clean up costs and $104,000 for lost rents. During the nine months ended September 30, 2010, the Partnership incurred approximately $36,000 of clean up costs which are included in operating expense and are offset by insurance proceeds.  Insurance proceeds of approximately $812,000 were received during the nine months ended September 30, 2010, which included approximately $36,000 for clean-up costs. Insurance proceeds received of approximately $384,000 are currently held in escrow with the mortgage lender. The Partnership recognized a casualty gain of approximately $776,000 during the nine months ended September 30, 2010 as the damaged assets were fully depreciated at the time of the casualty. The Partnership anticipates receiving additional proceeds related to this casualty during 2010.

In January 2010, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms. The cost to repair the damage was approximately $18,000. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $4,000 and $7,000, respectively, related to this casualty and recognized a casualty gain of approximately $4,000 and $7,000, respectively, as the damaged assets were fully depreciated at the time of the casualty.

During May 2010, all of the Partnership’s investment properties incurred damages from a severe rain storm. The damages at 865 Bellevue Apartments consist of water leaks in several of the apartment units. The initial estimate of the cost to repair the units and improve drainage was approximately $29,000 at June 30, 2010, and was revised to $2,000 at September 30, 2010 which is included in operating expenses. No additional insurance proceeds are expected to be received related to this casualty. The damages at Arbours of Hermitage Apartments consist of water leaks and downed trees. The initial estimate of the cost to repair the units and clean up the landscaping damage was approximately $45,000 at June 30, 2010, and was revised to approximately $21,000 at September 30, 2010. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $7,000 related to this casualty and recognized a casualty gain of approximately $7,000 as the damaged assets were fully depreciated at the time of the casualty. The Partnership is currently working with its insurance carriers to determine if any additional insurance proceeds will be received. The damages at Post Ridge Apartments consist of water leaks to several of the apartment units, downed trees and land erosion. The initial estimate of the cost to repair the units and clean up the landscaping damage was approximately $465,000 at June 30, 2010, and was revised to approximately $45,000 at September 30, 2010. Additional costs of approximately $200,000 are expected to be incurred during the fourth quarter of 2010 related to addressing the land erosion. The Partnership will not receive any insurance proceeds for these additional costs. As of September 30, 2010 the Partnership had incurred $2,000 in capital expenditures and approximately $43,000 associated with the land erosion. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $41,000, of which approximately $39,000 is for costs associated with the land erosion and is included as an offset to operating expenses. The Partnership recognized a casualty gain of approximately $2,000 during the three and nine months September 30, 2010 as the damaged assets were fully depreciated at the time of the casualty.

Note D – Note Receivable

In connection with the sale of Belmont Place in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commenced February 1, 2009 and were to continue through November 1, 2034, which is consistent with the maturity of the senior mortgage loan on Belmont Place that was assumed by the purchaser in connection with the sale. The entire principal balance of the note was due at maturity. Interest on the note was payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale, the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5%. The discount was to be amortized over the term of the note. At September 30, 2010 and December 31, 2009, the unamortized discount on the note receivable was approximately $704,000 and $719,000, respectively. Subsequent to September 30, 2010, the Partnership received from the purchaser $2,250,000 plus accrued interest in full satisfaction of the note receivable.

Note E – Mortgage Financing

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty. The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which are included in other assets on the consolidated balance sheets.

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its note receivable as described in Note D above. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $37,852,000.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated. The parties arbitrated four “on-call” claims and obtained defense verdicts on all four. Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. During the nine months ended September 30, 2010, the Partnership incurred approximately $543,000 related to mold removal in connection with repairs to apartment units with respect to the Partnership’s investment properties. As of December 31, 2009, the Partnership had incurred approximately $2,291,000 related to mold removal in connection with repairs to apartment units at the same three apartment properties. The Partnership may incur future expenses related to mold removal in some of its apartment units in connection with other repairs or renovations. The Partnership cannot estimate the amount, if any, of these future costs. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Arbours of Hermitage Apartments	93%	94%
Nashville, TN
865 Bellevue Apartments (1)	97%	91%
Nashville, TN
Post Ridge Apartments	98%	96%
Nashville, TN

(1)    The General Partner attributes the increase in occupancy at 865 Bellevue Apartments to competitive pricing of units in the Nashville area.

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

Results of Operations

The Partnership recognized net losses of approximately $868,000 and $1,997,000 for the three and nine months ended September 30, 2010, respectively, compared to net losses of approximately $949,000 and $2,631,000 for the three and nine months ended September 30, 2009, respectively. The decrease in net loss for the three months ended September 30, 2010 is primarily due to a decrease in total expenses as total revenues and casualty gains were relatively constant for the three months ended September 30, 2010. The decrease in net loss for the nine months ended September 30, 2010 is primarily due to an increase in the recognition of casualty gains and a decrease in total expenses, partially offset by a decrease in income from discontinued operations. Total revenues remained relatively constant for the nine months ended September 30, 2010.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units.  The estimated cost to repair the damaged units was approximately $195,000.  During the nine months ended September 30, 2009, the Partnership incurred approximately $37,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $235,000 were received during the nine months ended September 30, 2009, including approximately $14,000 for lost rents which is included in rental income and approximately $26,000 for emergency expenses which is included in operating expense. The Partnership recognized a casualty gain of approximately $18,000 and $195,000 during the three and nine months ended September 30, 2009, respectively, as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,000.  During the nine months ended September 30, 2009, the Partnership incurred approximately $13,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $9,000 were received during the fourth quarter of 2009. The Partnership recognized a casualty gain of approximately $9,000 during the fourth quarter of 2009 as the damaged assets were fully depreciated at the time of the casualty. During the nine months ended September 30, 2010, the Partnership recognized an additional casualty gain of approximately $4,000 due to the receipt of additional insurance proceeds.

In September 2009, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms and flooding.  The cost to repair the damage was approximately $18,000. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $15,000 related to this casualty and recognized a casualty gain of approximately $15,000 as the damaged assets were fully depreciated at the time of the casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,350,000, including approximately $36,000 of clean up costs and $104,000 for lost rents. During the nine months ended September 30, 2010, the Partnership incurred approximately $36,000 of clean up costs which are included in operating expense and are offset by insurance proceeds.  Insurance proceeds of approximately $812,000 were received during the nine months ended September 30, 2010, which included approximately $36,000 for clean-up costs. Insurance proceeds received of approximately $384,000 are currently held in escrow with the mortgage lender. The Partnership recognized a casualty gain of approximately $776,000 during the nine months ended September 30, 2010 as the damaged assets were fully depreciated at the time of the casualty. The Partnership anticipates receiving additional proceeds related to this casualty during 2010.

In January 2010, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms. The cost to repair the damage was approximately $18,000. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $4,000 and $7,000, respectively, related to this casualty and recognized a casualty gain of approximately $4,000 and $7,000, respectively, as the damaged assets were fully depreciated at the time of the casualty.

During May 2010, all of the Partnership’s investment properties incurred damages from a severe rain storm. The damages at 865 Bellevue Apartments consist of water leaks in several of the apartment units. The initial estimate of the cost to repair the units and improve drainage was approximately $29,000 at June 30, 2010, and was revised to $2,000 at September 30, 2010 which is included in operating expenses. No additional insurance proceeds are expected to be received related to this casualty. The damages at Arbours of Hermitage Apartments consist of water leaks and downed trees. The initial estimate of the cost to repair the units and clean up the landscaping damage was approximately $45,000 at June 30, 2010, and was revised to approximately $21,000 at September 30, 2010. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $7,000 related to this casualty and recognized a casualty gain of approximately $7,000 as the damaged assets were fully depreciated at the time of the casualty. The Partnership is currently working with its insurance carriers to determine if any additional insurance proceeds will be received. The damages at Post Ridge Apartments consist of water leaks to several of the apartment units, downed trees and land erosion. The initial estimate of the cost to repair the units and clean up the landscaping damage was approximately $465,000 at June 30, 2010, and was revised to approximately $45,000 at September 30, 2010. Additional costs of approximately $200,000 are expected to be incurred during the fourth quarter of 2010 related to addressing the land erosion. The Partnership will not receive any insurance proceeds for these additional costs. As of September 30, 2010 the Partnership had incurred $2,000 in capital expenditures and approximately $43,000 associated with the land erosion. During the three and nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $41,000, of which approximately $39,000 is for costs associated with the land erosion and is included as an offset to operating expenses. The Partnership recognized a casualty gain of approximately $2,000 during the three and nine months September 30, 2010 as the damaged assets were fully depreciated at the time of the casualty.

Included in income from discontinued operations for the nine months ended September 30, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. Belmont Place Apartments was sold to a third party in December 2008.

Total revenues remained relatively constant for both the three and nine months ended September 30, 2010 as decreases in rental income were offset by increases in other income. The decrease in rental income for both the three and nine months ended September 30, 2010 is primarily due to decreases in the average rental rates at all of the investment properties, partially offset by increases in occupancy at 865 Bellevue Apartments and Post Ridge Apartments. The increase in other income for the three months ended September 30, 2010 is primarily due to increases in resident utility and trash service reimbursements at 865 Bellevue Apartments and Arbours of Hermitage Apartments. The increase in other income for the nine months ended September 30, 2010 is primarily due to an increase in utility and trash service reimbursements at all of the Partnership’s properties, partially offset by a decrease in lease cancellation fees at all of the Partnership’s investment properties.

Total expenses decreased for both the three and nine months ended September 30, 2010 due to decreases in operating, general and administrative and property tax expenses, partially offset by increases in depreciation and interest expenses. Operating expenses decreased for the three months ended September 30, 2010 due to decreases in salaries and related benefits at 865 Bellevue Apartments and Arbours of Hermitage Apartments and washer and dryer rental expenses at all three of the Partnership’s investment properties, partially offset by increases in clean up costs associated with the May 2010 storm damages at Post Ridge Apartments and clean up and repair costs associated with water damage at all of the Partnership’s properties.  Operating expenses decreased for the nine months ended September 30, 2010 due to decreases in salaries and related benefits at 865 Bellevue Apartments, washer and dryer rental expenses at all three of the Partnership’s investment properties and clean up costs associated with repairing apartment units affected by fire and water damage during 2009, partially offset by increases in utility and marketing costs and consulting fees related to real estate tax appeals at all three investment properties. Depreciation expense increased for the three months ended September 30, 2010 primarily due to assets being placed into service at Post Ridge Apartments and Arbours of Hermitage Apartments. Depreciation expense increased for the nine months ended September 30, 2010 due to assets placed into service at all of the Partnership’s investment properties over the past year.  Interest expense increased for the three months ended September 30, 2010 primarily due to increases in the outstanding advances due to AIMCO Properties, L.P. and additional loan cost amortization related to all of the Partnership’s mortgage loans. Interest expense increased for the nine months ended September 30, 2010 due to a higher debt balance as a result of the February 2009 refinancing of the mortgage encumbering 865 Bellevue Apartments and additional loan cost amortization related to all of the Partnership’s mortgage loans, partially offset by a decrease in the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009. The decrease in property tax expense for both periods is primarily due to the successful appeal of the assessed value of Post Ridge Apartments and Arbours of Hermitage Apartments. Also contributing to the decrease in property tax expense for the nine months ended September 30, 2010 is the receipt of refunds related to the successful appeal of the 2009 assessed value of all three investment properties.

General and administrative expenses decreased for both the three and nine months ended September 30, 2010 due to decreases in costs incurred with respect to investor communications, the annual audit and tax return preparation costs. The decrease in general and administrative expense for the nine month period was also due to the payment of a special management fee earned in connection with the 2009 operating distribution paid during the nine months ended September 30, 2009.  Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $220,000, compared to approximately $99,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $121,000 from December 31, 2009 is due to approximately $545,000 and $381,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $805,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the General Partner, partially offset by payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and withdrawals from restricted escrows.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,189,000 and $11,430,000 during the nine months ended September 30, 2010 and 2009, respectively. The advances received during the nine months ended September 30, 2010 were made to assist with the payment of real estate taxes, operations for all of the Partnership’s investment properties and capital expenditures at two of its investment properties. The advances received during the nine months ended September 30, 2009 were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. During the nine months ended September 30, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $276,000, which included approximately $15,000 of accrued interest. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $12,145,000, which included approximately $86,000 of interest. Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the 2010 and the remaining 2009 advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. The interest rate on outstanding advances at September 30, 2010 was 11.19%. Interest expense was approximately $80,000 for both the nine months ended September 30, 2010 and 2009. At September 30, 2010 and December 31, 2009, the amount of outstanding loans and associated accrued interest owed to AIMCO Properties, L.P. was approximately $1,184,000 and $191,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, the Partnership repaid the entire balance of advances and accrued interest with proceeds from the collection of the note receivable related to the December 2008 sale of Belmont Place (see Item 1. Financial Statements – Note D).

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

Arbours of Hermitage Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $803,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of water heaters, HVAC upgrades, kitchen and bath resurfacing, appliance and floor covering replacements and construction related to the fire damage discussed above. These improvements were funded from operating cash flow, advances from AIMCO Properties, L.P. and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $121,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $513,000 of capital improvements at Post Ridge Apartments, consisting primarily of kitchen and bath resurfacing, structural improvements, appliance and floor covering replacements and swimming pool upgrades. These improvements were funded from operating cash flow, advances from AIMCO Properties, L.P. and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements, operating cash flows for the remainder of 2010 will be generally sufficient for the Partnership to meet its current obligations for 2010 including 2010 debt service. Subsequent to September 30, 2010, the Partnership received payment of the note receivable related to the December 2008 sale of Belmont Place which proceeds were used to repay all amounts accrued and payable to affiliates and will also be used to cover casualty repairs due to the November 2009 fire at Arbours of Hermitage Apartments and the May 2010 rain storm at Post Ridge Apartments. If cash flows are insufficient for the Partnership to meet its obligations for 2010, the Partnership may request additional funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $35,102,000 matures at various dates between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000 and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which are included in other assets on the consolidated balance sheets.

The Partnership declared distributions of the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership

September 30, 2010

		Unit

September 30, 2009

				Unit

Sale (1)	$ --	$ --	$ 13,442	$ 37.65
Financing (2)	--	--	6,520	18.26
Operations	--	--	1,077	3.01
Total	$ --	$ --	$ 21,039	$ 58.92

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
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