Form 10-K
period 2010-12-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2011-03-28
CIK 355804

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C.  20549

                                         FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI").  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. The General Partner is currently evaluating its plans with respect to the Partnership’s three properties.

The Partnership's primary business and only industry segment is real estate related operations.  The Partnership is engaged in the business of operating and holding real estate properties for investment.  As of the close of fiscal year 1985, the Partnership had completed its property acquisition stage and had acquired 48 properties. At December 31, 2010 and 2009, the Partnership owned 3 income-producing properties (or interests therein), which are located in Tennessee.  Prior to 2009, the Partnership had disposed of 45 properties originally owned by the Partnership. See "Item 2. Properties" for further information about the Partnership's remaining properties.

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

Item 2.     Properties

The Partnership originally acquired 48 properties of which twenty-five (25) were sold, ten (10) were conveyed to lenders in lieu of foreclosure, and ten (10) were foreclosed upon by the lenders. As of December 31, 2010, the Partnership owned three (3) apartment complexes.  Additional information about the properties is found in "Item 8. Financial Statements and Supplementary Data".

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

On December 8, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Arbours of Hermitage Apartments for approximately $17,000,000. On January 19, 2011, the purchaser terminated the sale contract according to the terms of the contract. On January 28, 2011, the termination was rescinded and the sale contract was reinstated with a projected close during the first quarter of 2011. On March 1, 2011, the purchaser terminated the reinstated sale contract according to the terms of the contract. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Arbours of Hermitage
Apartments	$ 20,798	$ 14,977	5-30 yrs	S/L	$ 3,792
865 Bellevue Apartments	36,442	20,336	5-30 yrs	S/L	14,067
Post Ridge Apartments	9,435	6,565	5-30 yrs	S/L	2,881

Total	$ 66,675	$ 41,878			$ 20,740

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance	Stated			Balance
	At	Interest	Period	Maturity	Due At
Property	2010	Rate	Amortized	Date	Maturity (b)
	(in thousands)				(in thousands)
Arbours of Hermitage
Apartments	$10,059	5.06% (a)	30 yrs	09/15	$ 8,964
865 Bellevue
Apartments	18,951	6.34% (a)	30 yrs	03/19	16,373
Post Ridge Apartments
1st mortgage	3,952	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,009	5.93% (a)	30 yrs	01/20	1,644

Totals	$34,971				$30,067

(a)            Fixed rate mortgage.

(b)   See “Note C – Mortgage Notes Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized during the year ended December 31, 2009 and are included in other assets on the consolidated balance sheets.

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2010 and 2009 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009
Arbours of Hermitage Apartments	$ 8,343	$ 8,637	94%	95%
865 Bellevue Apartments (1)	10,188	10,942	97%	91%
Post Ridge Apartments (1)	9,744	10,104	98%	95%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2010 for each property were:

	2010	2010
	Billing	Rate
	(in thousands)

Arbours of Hermitage Apartments	$195	3.6%
865 Bellevue Apartments	204	3.6%
Post Ridge Apartments	88	3.6%

Capital Improvements

Arbours of Hermitage Apartments

During the year ended December 31, 2010, the Partnership completed approximately $1,135,000 of capital improvements at Arbours of Hermitage Apartments consisting primarily of water heaters, HVAC upgrades, kitchen and bath resurfacing, appliance and floor covering replacements and construction related to the fire damage discussed in “Item 8. Financial Statements and Supplementary Data – Note F”. These improvements were funded from operating cash flow, advances from AIMCO Properties, L.P. and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the year ended December 31, 2010, the Partnership completed approximately $171,000 of capital improvements at 865 Bellevue Apartments consisting primarily of water and sewer upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the year ended December 31, 2010, the Partnership completed approximately $765,000 of capital improvements at Post Ridge Apartments consisting primarily of kitchen and bath resurfacing, structural improvements, retaining wall construction, appliance and floor covering replacements and swimming pool replacement. These improvements were funded from operating cash flow, advances from AIMCO Properties, L.P. and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will be required to pay an additional amount of approximately $32,000 for settlement amounts to employees who worked at the Partnership’s investment properties for requiring the employees to respond to on-call emergencies and approximately $77,000 for plaintiffs’ attorneys’ fees.  These settlement amounts and attorneys’ fees totaling approximately $109,000 have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market for the Partnership's limited partnership units (the “Units”) exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	5,082 as of December 31, 2010

There were 342,759 Units outstanding at December 31, 2010, of which affiliates of the General Partner owned 237,778.50 Units or approximately 69.37%.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2010

		Unit

December 31, 2009

				Unit

Sale(1)	$ --	$ --	$13,442	$37.65
Financing (2)	--	--	6,520	18.26
Operations	--	--	1,077	3.01
Total	$ --	$ --	$21,039	$58.92

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any distributions to its partners in 2011 or subsequent periods. See "Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.50 Units in the Partnership representing 69.37% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net losses of approximately $2,218,000 and $3,502,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in net loss for the year ended December 31, 2010 is due to increases in total revenues and casualty gains and a decrease in total expenses, partially offset by an increase in loss from discontinued operations.

Total revenues increased for the year ended December 31, 2010 due to increases in interest and other income, partially offset by a decrease in rental income. The increase in interest income is primarily due to the Partnership’s collection of the note receivable related to the 2008 sale of Belmont Place prior to its maturity which resulted in the Partnership recognizing approximately $701,000 of interest income equal to the unamortized discount on the note at the time of collection (see Item 8. Financial Statements and Supplementary Data – Note H). The increase in other income is due to an increase in utility and trash service reimbursements at all of the Partnership’s investment properties, partially offset by a decrease in lease cancellation fees at all of the Partnership’s investment properties. The decrease in rental income is primarily due to decreases in the average rental rates at all of the Partnership’s investment properties, partially offset by increases in occupancy at 865 Bellevue Apartments and Post Ridge Apartments.

Total expenses decreased for the year ended December 31, 2010 due to decreases in operating, general and administrative and property tax expenses, partially offset by increases in depreciation and interest expenses. Operating expenses decreased due to decreases in salaries and related benefits and washer and dryer rental expenses at all of the Partnership’s investment properties, partially offset by increases in utility and telemarketing costs, consulting fees related to real estate tax appeals at all of the Partnership’s investment properties, clean up costs associated with the May 2010 storm damages at Post Ridge Apartments and clean up and repair costs associated with water damage at all of the Partnership’s investment properties. Property tax expense decreased due to a reduction in the assessed value of all of the Partnership’s investment properties in 2010. Also contributing to the decrease in property tax expense is the receipt of refunds related to the successful appeal of the 2009 assessed value of all of the Partnership’s investment properties. Depreciation expense increased primarily due to assets being placed into service at Post Ridge Apartments and Arbours of Hermitage Apartments over the past year. Interest expense increased due to a higher debt balance as a result of the February 2009 refinancing of the mortgage encumbering 865 Bellevue Apartments and additional loan cost amortization related to all of the Partnership’s mortgage loans, partially offset by a decrease in the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009.

General and administrative expenses decreased due to the payment of a special management fee earned in connection with the 2009 operating distribution paid during the year ended December 31, 2009 and decreases in costs incurred with respect to investor communications and the annual audit and tax return preparation costs. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement.

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units. The estimated cost to repair the damaged units was approximately $195,000. During the year ended December 31, 2009, the Partnership incurred approximately $37,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $235,000 were received during the year ended December 31, 2009, including approximately $14,000 for lost rents which is included in rental income and approximately $26,000 for emergency expenses which is included in operating expense. The Partnership recognized a casualty gain of approximately $195,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty.  No additional insurance proceeds are expected to be received related to this casualty.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,000.  During the year ended December 31, 2009, the Partnership incurred approximately $13,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $9,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2010, the Partnership recognized an additional casualty gain of approximately $4,000 due to the receipt of additional insurance proceeds.

In September 2009, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms and flooding.  The cost to repair the damage was approximately $18,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $15,000 related to this casualty and recognized a casualty gain of approximately $15,000 as the damaged assets were fully depreciated at the time of the casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,350,000, including approximately $41,000 of clean up costs and $104,000 for lost rents. During the year ended December 31, 2010, the Partnership incurred approximately $41,000 of clean up costs which are included in operating expense and are offset by insurance proceeds of approximately $36,000. Insurance proceeds of approximately $812,000 were received during the year ended December 31, 2010, which included approximately $36,000 for clean-up costs. Insurance proceeds received of approximately $181,000 are currently held in escrow with the mortgage lender. The Partnership recognized a casualty gain of approximately $776,000 during the year ended December 31, 2010 as the damaged assets were fully depreciated at the time of the casualty. The Partnership anticipates receiving additional proceeds related to this casualty during 2011.

In January 2010, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms. The cost to repair the damage was approximately $18,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $7,000 related to this casualty and recognized a casualty gain of approximately $7,000 as the damaged assets were fully depreciated at the time of the casualty.

During May 2010, all of the Partnership’s investment properties incurred damages from a severe rain storm. The damages at 865 Bellevue Apartments consist of water leaks in several of the apartment units. The cost to repair the units and improve drainage is approximately $2,000 which is included in operating expenses. No additional insurance proceeds are expected to be received related to this casualty. The damages at Arbours of Hermitage Apartments consist of water leaks and downed trees. The cost to repair the units and clean up the landscaping damage is approximately $20,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $19,000 related to this casualty and recognized a casualty gain of approximately $19,000 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty. The damages at Post Ridge Apartments consist of water leaks to several of the apartment units, downed trees and land erosion. The estimate of the cost to repair the units and clean up the landscaping damage is approximately $45,000 at December 31, 2010. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $45,000, of which approximately $43,000 is for costs associated with the repair of the damaged units and clean up of the landscaping damage and is included as an offset to operating expenses. The Partnership recognized a casualty gain of approximately $2,000 during the year ended December 31, 2010 as the damaged assets were fully depreciated at the time of the casualty. Additional costs of approximately $240,000 are expected to be incurred related to addressing the land erosion. The Partnership will not receive any insurance proceeds for these additional costs. As of December 31, 2010 the Partnership had incurred approximately $147,000 in capital expenditures and approximately $43,000 of costs included in operating expenses associated with the land erosion. The Partnership expects to incur the remaining $40,000 associated with remedying the land erosion during 2011.

Included in loss from discontinued operations for the year ended December 31, 2010 is approximately $109,000 for settlement and legal costs associated with Belmont Place and the settlement of legal proceedings, as discussed in Item 3 – Legal Proceedings for Belmont Place Apartments. Included in income from discontinued operations for the year ended December 31, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. Belmont Place Apartments was sold to a third party in December 2008.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $1,378,000, compared to approximately $99,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $1,279,000 from December 31, 2009 is due to approximately $1,175,000 and $808,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $704,000 of cash used in financing activities. Cash provided by investing activities consisted of collection of the note receivable related to the 2008 sale of Belmont Place and insurance proceeds received, partially offset by property improvements and replacements and deposits to restricted escrows. Cash used in financing activities consisted of payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the General Partner, partially offset by advances received from an affiliate of the General Partner.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,189,000 and $11,719,000 during the years ended December 31, 2010 and 2009, respectively. The advances received during the year ended December 31, 2010 were made to assist with the payment of real estate taxes and operations for all of the Partnership’s investment properties and capital expenditures at two of its investment properties. The advances received during the year ended December 31, 2009 were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. During the year ended December 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $1,465,000, which included approximately $86,000 of interest with operating cash flow and proceeds from the collection of the note receivable related to the December 2008 sale of Belmont Place (see “Item 8. Financial Statements and Supplementary Data – Note H”). During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $12,245,000, which included approximately $87,000 of interest. Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the 2010 and the remaining 2009 advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. Interest expense was approximately $85,000 and $82,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, the amount of outstanding loans and associated accrued interest owed to AIMCO Properties, L.P. was approximately $191,000 and is included in due to affiliates. There were no outstanding loans or accrued interest owed at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.  The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its investment properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected in the short term.

The Partnership anticipates that exclusive of capital improvements and casualty repairs due to the November 2009 fire at Arbours of Hermitage Apartments, operating cash flows in 2011 will be generally sufficient for the Partnership to meet its current obligations in 2011 including 2011 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2011, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $34,971,000 matures at various dates between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000 and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively. Since the Partnership’s term will expire on December 31, 2011 and the term cannot be extended, the General Partner is currently evaluating its plans with respect to the Partnership’s three properties. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized during the year ended of December 31, 2009 and are included in other assets on the consolidated balance sheets.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2010

		Unit

December 31, 2009

				Unit

Sale(1)	$ --	$ --	$13,442	$37.65
Financing (2)	--	--	6,520	18.26
Operations	--	--	1,077	3.01
Total	$ --	$ --	$21,039	$58.92

(1)   Sale proceeds from the 2008 sale of Belmont Place Apartments.

(2)   Financing proceeds from the 2009 financing of 865 Bellevue Apartments.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any distributions to its partners in 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL PROPERTIES IV, LP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties IV, LP

We have audited the accompanying consolidated balance sheets of Consolidated Capital Properties IV, LP as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties IV, LP at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note A to the consolidated financial statements, the Partnership Agreement provides for the Partnership to terminate December 31, 2011.  This raises substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2011

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 1,378	$ 99
Receivables and deposits	387	253
Restricted escrows (Note A)	196	8
Other assets	390	605
Note receivable (Note H)	--	1,531
Investment properties (Notes C and E):
Land	1,035	1,035
Buildings and related personal property	65,640	63,628
	66,675	64,663
Less accumulated depreciation	(41,878)	(37,512)
	24,797	27,151
	$ 27,148	$ 29,647

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 491	$ 152
Tenant security deposit liabilities	128	108
Accrued property taxes	487	552
Other liabilities	705	575
Due to affiliates (Note B)	--	191
Distributions payable (Note D)	3,892	3,892
Mortgage notes payable (Note C)	34,971	35,485
	40,674	40,955

Partners' Deficit
General partners	(10,077)	(9,988)
Limited partners	(3,449)	(1,320)
	(13,526)	(11,308)
	$ 27,148	$ 29,647

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended
	December 31,
	2010	2009
Revenues:
Rental income	$ 7,419	$ 7,517
Other income	970	863
Interest income (Note H)	788	91
Total revenues	9,177	8,471

Expenses:
Operating	4,520	4,650
General and administrative	282	435
Depreciation	4,425	4,370
Interest	2,432	2,206
Property taxes	450	544
Total expenses	12,109	12,205

Loss before casualty gain and discontinued operations	(2,932)	(3,734)
Casualty gains (Note F)	823	204
(Loss) income from discontinued operations (Notes A and I)	(109)	28
Net loss	$(2,218)	$(3,502)

Net loss allocated to general partners (4%)	$ (89)	$ (140)
Net loss allocated to limited partners (96%)	(2,129)	(3,362)
	$(2,218)	$(3,502)
Per limited partnership unit:
Loss from continuing operations	$ (5.90)	$ (9.89)
(Loss) income from discontinued operations	(.31)	0.08
Net loss per limited partnership unit	$ (6.21)	$ (9.81)

Distributions per limited partnership unit	$ --	$ 58.92

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' (deficiency) capital at
December 31, 2008	342,773	$ (9,006)	$ 22,239	$ 13,233

Abandoned units (Note A)	(10)	--	--	--

Net loss for the year
ended December 31, 2009	--	(140)	(3,362)	(3,502)

Distributions to partners (Note D)	--	(842)	(20,197)	(21,039)

Partners' deficit at
December 31, 2009	342,763	(9,988)	(1,320)	(11,308)

Abandoned units (Note A)	(4)	--	--	--

Net loss for the year
ended December 31, 2010	--	(89)	(2,129)	(2,218)

Partners' deficit at
December 31, 2010	342,759	$(10,077)	$ (3,449)	$(13,526)

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (2,218)	$ (3,502)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	4,425	4,370
Amortization of loan costs	227	93
Amortization of and early recognition of discount on
note receivable	(719)	(19)
Casualty gains	(823)	(204)
Change in accounts:
Receivables and deposits	(134)	172
Restricted escrows	(36)	--
Other assets	(12)	31
Accounts payable	14	(114)
Tenant security deposit liabilities	20	(52)
Accrued property taxes	(65)	(18)
Other liabilities	130	126
Due to affiliates	(1)	345
Net cash provided by operating activities	808	1,228
Cash flows from investing activities:
Property improvements and replacements	(1,746)	(3,327)
Net (deposits to) withdrawals from restricted escrows	(7)	4
Collection of note receivable	2,250	--
Insurance proceeds received	678	204
Net cash provided by (used in) investing activities	1,175	(3,119)
Cash flows from financing activities:
Payments on mortgage notes payable	(514)	(416)
Proceeds from mortgage note payable	--	19,350
Repayment of mortgage notes payable	--	(11,078)
Loan costs paid	--	(234)
Advances from affiliate	1,189	11,719
Payments on advances from affiliate	(1,379)	(12,158)
Distributions to partners	--	(20,240)
Net cash used in financing activities	(704)	(13,057)

Net increase (decrease) in cash and cash equivalents	1,279	(14,948)
Cash and cash equivalents at beginning of year	99	15,047
Cash and cash equivalents at end of year	$ 1,378	$ 99

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,109	$ 2,004

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 339	$ 14
Distributions included in distributions payable	--	799
Insurance proceeds held by lender in escrow	145	--

See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES IV, LP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties IV (the "Partnership" or "Registrant"), a California limited partnership, was formed on September 22, 1981, to operate and hold real estate properties.  The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"), a Delaware corporation. Additionally, the General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date. As of December 31, 2010, the Partnership operates three residential properties which are located in Tennessee. The General Partner is currently evaluating its plans with respect to the Partnership’s three properties.

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

Going Concern: The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2011 and the term cannot be extended, the General Partner is currently evaluating its plans with respect to the Partnership’s three properties. The 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Subsequent Event:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership, its wholly-owned partnerships, and its 99% limited partnership interest in Post Ridge Associates, Ltd. and Foothill Chimney Associates, L.P.  The Partnership may remove the general partner of its 99% owned partnerships; therefore, the partnerships are deemed controlled and therefore consolidated by the Partnership.  All significant interpartnership balances have been eliminated.

Basis of Presentation:  On December 8, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Arbours of Hermitage Apartments for approximately $17,000,000. On January 19, 2011, the purchaser terminated the sale contract according to the terms of the contract. On January 28, 2011, the termination was rescinded and the sale contract was reinstated with a projected close during the first quarter of 2011. On March 1, 2011, the purchaser terminated the reinstated sale contract according to the terms of the contract. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Included in loss from discontinued operations for the year ended December 31, 2010 is a loss of approximately $109,000 for settlement and legal costs associated with Belmont Place Apartments, as discussed in “Note I – Contingencies”. Included in income from discontinued operations for the year ended December 31, 2009 is income of approximately $28,000 from Belmont Place Apartments related to the collection of receivables deemed uncollectible at December 31, 2008. Belmont Place Apartments was sold to a third party in December 2008.

Reclassifications: Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,220,000 and $7,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: In connection with the 2007 additional financing obtained on Post Ridge Apartments, the lender requires monthly deposits of approximately $3,800 to a replacement reserve account.  At December 31, 2010 and 2009, the replacement reserve account balance was approximately $15,000 and $8,000, respectively.

Also included in restricted escrows at December 31, 2010 is approximately $181,000 of insurance proceeds held by the mortgage lender of Arbours of Hermitage Apartments for clean-up and reconstruction costs associated with the November 2009 fire at the property.

Investments in Real Estate:  Investment properties consists of three apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. There were no construction period expenses capitalized for the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

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

Deferred Costs: Loan costs of approximately $686,000 for each of the years ended December 31, 2010 and 2009 net of accumulated amortization of approximately $459,000 and $232,000 are included in other assets at December 31, 2010 and 2009, respectively. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements. As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets. The Partnership’s term expires December 31, 2011, which is prior to the maturity of the mortgage notes payable. The General Partner unsuccessfully pursued extending the Partnership term. Therefore, the Partnership determined that the loan costs should be amortized over the remaining life of the Partnership. Prior to the change in estimate, the loan costs would have been fully amortized in 2022, the dates the mortgage notes payable mature. Amortization of loan costs is included in interest expense in the accompanying consolidated statements of operations and was approximately $227,000 and $93,000 for the years ended December 31, 2010 and 2009, respectively. Amortization expense is expected to be approximately $227,000 in 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $36,698,000.

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

Abandoned Units: During 2010 and 2009, the number of limited partnership units decreased by 4 and 10 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising Costs: Advertising costs of approximately $165,000 and $157,000 in 2010 and 2009, respectively, are expensed as incurred and are included in operating expense.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $409,000 for both the years ended December 31, 2010 and 2009, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $233,000 and $249,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties at December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $85,000 and $112,000, respectively. Additionally, in connection with a redevelopment project at 865 Bellevue Apartments completed at December 31, 2008, an affiliate of the General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $37,000 in redevelopment supervision fees during the year ended December 31, 2009, which are included in investment properties. There were no redevelopment supervision fees charged during the year ended December 31, 2010.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,189,000 and $11,719,000 during the years ended December 31, 2010 and 2009, respectively. The advances received during the year ended December 31, 2010 were made to assist with the payment of real estate taxes and operations for all of the Partnership’s investment properties and capital expenditures at two of its investment properties. The advances received during the year ended December 31, 2009 were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. During the year ended December 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $1,465,000, which included approximately $86,000 of interest with operating cash flow and proceeds from the collection of the note receivable related to the December 2008 sale of Belmont Place (see Note H). During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $12,245,000, which included approximately $87,000 of interest. Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the 2010 and the remaining 2009 advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. Interest expense was approximately $85,000 and $82,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, the amount of outstanding loans and associated accrued interest owed to AIMCO Properties, L.P. was approximately $191,000 and is included in due to affiliates. There were no outstanding loans or accrued interest owed at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  During the year ended December 31, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners. There were no such special management fees paid or earned during the year ended December 31, 2010.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $229,000 and $185,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal Balance At
			Monthly				Principal
			Payment	Interest			Balance
	December 31,		Including	Stated	Period	Maturity	Due At
Property	2010	2009	Interest	Rate	Amortized	Date (b)	Maturity
	(in thousands)		(in thousands)			(in thousands)
Arbours of
Hermitage
Apartments	$10,059	$10,258	$ 59	5.06% (a)	30 yrs	09/15	$ 8,964
865 Bellevue
Apartments	18,951	19,184	120	6.34% (a)	30 yrs	03/19	16,373

Post Ridge
Apartments
1st mortgage	3,952	4,004	26	6.67% (a)	30 yrs	01/22	3,086
2nd mortgage	2,009	2,039	13	5.93% (a)	30 yrs	01/20	1,644

Totals	$34,971	$35,485	$ 218				$30,067

(a)   Fixed rate mortgage.

(b)   Maturity date of the mortgage notes payable extends past the termination date of the Partnership which is December 31, 2011.

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

In January 2009, the Partnership received a loan of approximately $11,125,000 from AIMCO Properties, L.P. (the “Affiliate Loan”) to pay in full the previous mortgage loan encumbering 865 Bellevue Apartments, which at the time of the payoff had a principal balance of approximately $11,078,000.  The Affiliate Loan was unsecured and bore interest at 6.0%.  On February 19, 2009, the Partnership obtained a mortgage loan in the principal amount of $19,350,000 on 865 Bellevue Apartments.  The mortgage loan bears interest at a fixed rate of 6.344% per annum, and requires monthly payments of principal and interest of approximately $120,000 beginning on April 1, 2009 through the mortgage loan’s March 1, 2019 maturity date. The mortgage loan has a balloon payment of approximately $16,373,000 due at maturity. The Partnership may prepay the mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty.  The Partnership used approximately $11,200,000 of the net proceeds received from the February 19, 2009 mortgage loan to pay in full the Affiliate Loan.  In connection with obtaining the loan, the Partnership incurred loan costs of approximately $234,000 which were capitalized during the year ended December 31, 2009 and are included in other assets on the consolidated balance sheets.

While the Partnership termination date is December 31, 2011 scheduled principal payments of the mortgage notes payable subsequent to December 31, 2010, are as follows (in thousands):

2011	$ 545
2012	578
2013	613
2014	650
2015	9,587
Thereafter	22,998
Total	$34,971

Note D - Distributions

During 2009, the Partnership declared distributions of approximately $19,962,000 (approximately $19,163,000 to the limited partners or $55.91 per limited partnership unit) consisting of sale proceeds from the 2008 sales of Belmont Place Apartments and 2009 refinance proceeds from 865 Bellevue Apartments. Approximately $799,000 of these distributions from proceeds is payable to the General Partner and Special Limited Partners at December 31, 2010 and 2009 as this portion is subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash. During 2009, the Partnership also declared an operating distribution of approximately $1,077,000 (approximately $1,033,000 to the limited partners or $3.01 per limited partnership unit). There were no distributions declared during 2010.

Prior to 2009 the Partnership distributed various amounts from the proceeds of property sales and refinancings. At both December 31, 2010 and 2009, approximately $3,093,000 of these distributions from proceeds is payable to the General Partner and Special Limited Partners as the distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Net Cost
			and	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Arbours of Hermitage
Apartments	$10,059	$ 547	$ 8,574	$11,677
865 Bellevue Apartments	18,951	345	7,065	29,032
Post Ridge Apartments	5,961	143	2,498	6,794
Totals	$34,971	$ 1,035	$ 18,137	$47,503

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)
Arbours of Hermitage
Apartments	$ 547	$ 20,251	$ 20,798	$ 14,977	1973	09/83	5-30
865 Bellevue Apartments	345	36,097	36,442	20,336	1972	07/82	5-30
Post Ridge Apartments	143	9,292	9,435	6,565	1972	07/82	5-30

Totals	$ 1,035	$ 65,640	$ 66,675	$ 41,878

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	(in thousands)
	2010	2009
Investment Properties
Balance at beginning of year	$ 64,663	$ 63,434
Additions	2,071	1,848
Property dispositions	(59)	(619)
Balance at end of year	$ 66,675	$ 64,663

Accumulated Depreciation
Balance at beginning of year	$ 37,512	$ 33,761
Additions charged to expense	4,425	4,370
Property dispositions	(59)	(619)
Balance at end of year	$ 41,878	$ 37,512

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009, is approximately $69,438,000 and $68,566,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009, is approximately $48,698,000 and $44,998,000, respectively.

Note F – Casualty Events

In December 2008, Arbours of Hermitage Apartments suffered fire damage to four rental units. The estimated cost to repair the damaged units was approximately $195,000. During the year ended December 31, 2009, the Partnership incurred approximately $37,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $235,000 were received during the year ended December 31, 2009, including approximately $14,000 for lost rents which is included in rental income and approximately $26,000 for emergency expenses which is included in operating expense. The Partnership recognized a casualty gain of approximately $195,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,000.  During the year ended December 31, 2009, the Partnership incurred approximately $13,000 in clean up costs, which are included in operating expense. Insurance proceeds of approximately $9,000 were received during the year ended December 31, 2009. The Partnership recognized a casualty gain of approximately $9,000 during the year ended December 31, 2009 as the damaged assets were fully depreciated at the time of the casualty. During the year ended December 31, 2010, the Partnership recognized an additional casualty gain of approximately $4,000 due to the receipt of additional insurance proceeds.

In September 2009, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms and flooding.  The cost to repair the damage was approximately $18,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $15,000 related to this casualty and recognized a casualty gain of approximately $15,000 as the damaged assets were fully depreciated at the time of the casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,350,000, including approximately $41,000 of clean up costs and $104,000 for lost rents. During the year ended December 31, 2010, the Partnership incurred approximately $41,000 of clean up costs which are included in operating expense and are offset by insurance proceeds of approximately $36,000. Insurance proceeds of approximately $812,000 were received during the year ended December 31, 2010, which included approximately $36,000 for clean-up costs. Insurance proceeds received of approximately $181,000 are currently held in escrow with the mortgage lender. The Partnership recognized a casualty gain of approximately $776,000 during the year ended December 31, 2010 as the damaged assets were fully depreciated at the time of the casualty. The Partnership anticipates receiving additional proceeds related to this casualty during 2011.

In January 2010, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms. The cost to repair the damage was approximately $18,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $7,000 related to this casualty and recognized a casualty gain of approximately $7,000 as the damaged assets were fully depreciated at the time of the casualty.

During May 2010, all of the Partnership’s investment properties incurred damages from a severe rain storm. The damages at 865 Bellevue Apartments consist of water leaks in several of the apartment units. The cost to repair the units and improve drainage is approximately $2,000 which is included in operating expenses. No additional insurance proceeds are expected to be received related to this casualty. The damages at Arbours of Hermitage Apartments consist of water leaks and downed trees. The cost to repair the units and clean up the landscaping damage is approximately $20,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $19,000 related to this casualty and recognized a casualty gain of approximately $19,000 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty. The damages at Post Ridge Apartments consist of water leaks to several of the apartment units, downed trees and land erosion. The estimate of the cost to repair the units and clean up the landscaping damage is approximately $45,000 at December 31, 2010. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $45,000, of which approximately $43,000 is for costs associated with the repair of the damaged units and clean up of the landscaping damage and is included as an offset to operating expenses. The Partnership recognized a casualty gain of approximately $2,000 during the year ended December 31, 2010 as the damaged assets were fully depreciated at the time of the casualty. Additional costs of approximately $240,000 are expected to be incurred related to addressing the land erosion. The Partnership will not receive any insurance proceeds for these additional costs. As of December 31, 2010 the Partnership had incurred approximately $147,000 in capital expenditures and approximately $43,000 of costs included in operating expenses associated with the land erosion. The Partnership expects to incur the remaining $40,000 associated with remedying the land erosion during 2011.

Note G - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net loss as reported in the consolidated financial statements and Federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	2010	2009

Net loss as reported	$(2,218)	$(3,502)
(Deduct) add:
Deferred revenue and other
liabilities	15	6
Depreciation differences	737	(104)
Accrued expenses	(5)	(24)
Other	(368)	(243)
Gain on casualty/disposition	(797)	(204)

Federal taxable loss	$(2,636)	$(4,071)
Federal taxable loss per Limited
Partnership unit	$ (7.38)	$(11.40)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net (liabilities) assets for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net liabilities as reported	$(13,526)	$(11,308)
Land and buildings	2,763	3,903
Accumulated depreciation	(6,820)	(7,486)
Syndication fees	18,871	18,871
Other	7,496	7,439
Net assets - Federal tax basis	$ 8,784	$ 11,419

Note H – Note Receivable

In connection with the sale of Belmont Place in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commenced February 1, 2009 and were to continue through November 1, 2034, which is consistent with the maturity of the senior mortgage loan on Belmont Place that was assumed by the purchaser in connection with the sale. The entire principal balance of the note was due at maturity. Interest on the note was payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale, the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5%.  The discount was to be amortized over the term of the note. At December 31, 2009, the unamortized discount on the note receivable was approximately $719,000. During the year ended December 31, 2010, the Partnership received from the purchaser $2,250,000 plus accrued interest in full satisfaction of the note receivable. Included in interest income for the year ended December 31, 2010 is approximately $701,000 which was the remaining discount balance as a result of the payment of the note receivable prior to its maturity.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $37,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will be required to pay an additional amount of approximately $32,000 for settlement amounts to employees who worked at the Partnership’s investment properties for requiring the employees to respond to on-call emergencies and approximately $77,000 for plaintiffs’ attorneys’ fees.  These settlement amounts and attorneys’ fees totaling approximately $109,000 have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. During the years ended December 31, 2010 and 2009, the Partnership incurred costs of approximately $744,000 and $732,000, respectively, related to mold removal in connection with repairs to apartment units at the Partnership’s investment properties. Prior to 2009, the Partnership had incurred and expensed approximately $1,559,000 related to the mold removal in some of its apartment units in connection with other repairs or renovations. The Partnership cannot estimate the amount, if any, of these future costs. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2010, no person or group was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership:

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

(c)   Changes in Control

Beneficial Owners of CEI

As of December 31, 2010, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

	Number of	Percent
Name and Address	CEI Shares	Of Total
AIMCO/IPT, Inc	100,000	100%
4582 S. Ulster St.Parkway, Suite 1100, Denver, Colorado 80237

As of December 31, 2010, AIMCO owns 100% of the outstanding common shares of beneficial interest of AIMCO/IPT, Inc.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $409,000 for both the years ended December 31, 2010 and 2009, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $233,000 and $249,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties at December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $85,000 and $112,000, respectively. Additionally, in connection with a redevelopment project at 865 Bellevue Apartments completed at December 31, 2008, an affiliate of the General Partner received a redevelopment supervision fee of 4% of the actual redevelopment costs incurred.  The Partnership was charged approximately $37,000 in redevelopment supervision fees during the year ended December 31, 2009, which are included in investment properties. There were no redevelopment supervision fees charged during the year ended December 31, 2010.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,189,000 and $11,719,000 during the years ended December 31, 2010 and 2009, respectively. The advances received during the year ended December 31, 2010 were made to assist with the payment of real estate taxes and operations for all of the Partnership’s investment properties and capital expenditures at two of its investment properties. The advances received during the year ended December 31, 2009 were made to assist with the repayment of the mortgage and associated accrued interest encumbering 865 Bellevue Apartments, during January 2009, and operations at the three remaining investment properties. During the year ended December 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $1,465,000, which included approximately $86,000 of interest with operating cash flow and proceeds from the collection of the note receivable related to the December 2008 sale of Belmont Place. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $12,245,000, which included approximately $87,000 of interest. Interest on the 2009 advance of approximately $11,125,000 was charged at 6.00%, while interest on the 2010 and the remaining 2009 advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. Interest expense was approximately $85,000 and $82,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, the amount of outstanding loans and associated accrued interest owed to AIMCO Properties, L.P. was approximately $191,000 and is included in due to affiliates. There were no outstanding loans or accrued interest owed at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services.  During the year ended December 31, 2009, the Partnership paid approximately $93,000 for a special management fee in connection with an operating distribution made to the partners. There were no such special management fees paid or earned during the year ended December 31, 2010.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $229,000 and $185,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the "Units") in the Partnership representing 69.37% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $57,000 and $56,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $29,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 28, 2011
John Bezzant	President

/s/Steven D. Cordes	Director and Senior	Date: March 28, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 28, 2011
Stephen B. Waters	Accounting

CONSOLIDATED CAPITAL PROPERTIES IV, LP

EXHIBIT INDEX

Exhibit

3           Certificate of Limited Partnership, as amended to date.

3.1         Seventh Amendment to The Limited Partnership Agreement of Consolidated Capital Properties IV, dated October 15, 2006. (Incorprorated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.)

3.2         Eight Amendment to the Limited Partnership Agreement of Consolidated Capital Properties IV, LP dated March 18, 2008. (Incorporated by reference to the Current Report on Form 10-Q dated November 14, 2008.)

10.110      Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005.)

10.111      Promissory Note dated August 31, 2005 between AIMCO Arbours of Hermitage, LLC, a Delaware limited liability company and New York Life Insurance Company. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005.)

10.112      Guarantee Agreement dated August 31, 2005 between AIMCO Properties, L.P., a Delaware limited partnership and New York Life Insurance Company.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005.)

10.129      Multifamily Note between Capmark Bank and Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, dated August 31, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.)

10.130      Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Post Ridge Associates, Ltd., Limited Partnership, a Tennessee limited partnership, dated August 31, 2007. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2007.)

10.148      Promissory Note between Foothill Chimney Limited Partnership, a Georgia limited partnership, and Belmont Place Apartments, LLC, a Delaware limited liability company, dated December 31, 2008.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2008.)

10.149      Multifamily Note between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and CCP IV Knollwood, LLC, a Delaware limited liability company, dated February 19, 2009.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2009.)

10.150      Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Keycorp Real Estate Capital Markets, Inc., an Ohio corporation and CCP IV Knollwood, LLC, a Delaware limited liability company, dated February 19, 2009. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 19, 2009.)

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