Form 10-Q
period 2011-03-31
CONSOLIDATED CAPITAL PROPERTIES IV
filed 2011-05-16
CIK 355804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 422	$ 1,378
Receivables and deposits	399	387
Restricted escrows (Note C)	27	196
Other assets	586	390
Investment properties:
Land	1,035	1,035
Buildings and related personal property	66,302	65,640
	67,337	66,675
Less accumulated depreciation	(42,992)	(41,878)
	24,345	24,797
	$ 25,779	$ 27,148

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 446	$ 491
Tenant security deposit liabilities	140	128
Accrued property taxes	123	487
Other liabilities	624	705
Distributions payable (Note B)	3,892	3,892
Mortgage notes payable	34,820	34,971
	40,045	40,674

Partners' Deficit
General partners	(10,107)	(10,077)
Limited partners	(4,159)	(3,449)
	(14,266)	(13,526)
	$ 25,779	$ 27,148

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 1,834	$ 1,852
Other income	265	247
Total revenues	2,099	2,099

Expenses:
Operating	961	1,091
General and administrative	61	58
Depreciation	1,107	1,118
Interest	582	599
Property taxes	128	163
Total expenses	2,839	3,029

Casualty gains (Note C)	--	776
Net loss	$ (740)	$ (154)

Net loss allocated to general partners (4%)	$ (30)	$ (6)
Net loss allocated to limited partners (96%)	(710)	(148)
	$ (740)	$ (154)

Net loss per limited partnership unit	$ (2.07)	$ (.43)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	343,106	$ 1	$171,553	$171,554

Partners' deficit
at December 31, 2010	342,759	$(10,077)	$ (3,449)	$(13,526)

Net loss for the three
months ended March 31, 2011	--	(30)	(710)	(740)

Partners' deficit
at March 31, 2011	342,759	$(10,107)	$ (4,159)	$(14,266)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (740)	$ (154)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,107	1,118
Amortization of loan costs	57	57
Amortization of discount on note receivable	--	(5)
Casualty gains	--	(776)
Change in accounts:
Receivables and deposits	(12)	(42)
Restricted escrows	--	(36)
Other assets	(253)	(272)
Accounts payable	160	398
Tenant security deposit liabilities	12	(1)
Accrued property taxes	(364)	(393)
Other liabilities	(81)	(66)
Due to affiliates	--	49
Net cash used in operating activities	(114)	(123)

Cash flows from investing activities:
Property improvements and replacements	(860)	(339)
Net deposits to restricted escrows	(12)	--
Insurance proceeds received	181	--
Net cash used in investing activities	(691)	(339)

Cash flows from financing activities:
Payments on mortgage notes payable	(151)	(126)
Advances from affiliate	--	591
Net cash (used in) provided by financing activities	(151)	465

Net (decrease) increase in cash and cash equivalents	(956)	3

Cash and cash equivalents at beginning of period	1,378	99
Cash and cash equivalents at end of period	$ 422	$ 102

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 565	$ 530

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable at March 31, 2011 and 2010	$ 134	$ 82
Property improvements and replacements included in
accounts payable at December 31, 2010 and 2009	339	14
Insurance proceeds held by lender in escrow	--	776

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES IV, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties IV, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Going Concern: The Partnership Agreement provides that the Partnership is to terminate on December 31, 2011 unless terminated prior to such date. Since the Partnership’s term will expire on December 31, 2011 and the term cannot be extended, the General Partner is currently evaluating its plans with respect to the Partnership’s three properties. The 2011 and 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SubsequentEvents: The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 and $100,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $52,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties at March 31, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $25,000 and $15,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $591,000 during the three months ended March 31, 2010 to assist with the payment of real estate taxes and operations for all of the Partnership’s investment properties and capital expenditures at two of the investment properties. There were no advances made to the Partnership during the three months ended March 31, 2011.  Interest on the 2010

Note B - Transactions with Affiliated Parties(continued)

advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. Interest expense was approximately $12,000 for the three months ended March 31, 2010. There were no outstanding loans or accrued interest owed at March 31, 2011 and December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership Agreement provides for a special management fee equal to 9% of the total distributions made to the limited partners from cash flow provided by operations to be paid to the General Partner for executive and administrative management services. There were no such special management fees paid or earned during the three months ended March 31, 2011 and 2010 as there were no operating distributions during this time.

For acting as real estate broker in connection with the sale of South Port Apartments in 2003, the General Partner was paid a real estate commission of approximately $295,000.  When the Partnership terminates, the General Partner will have to return this commission if the limited partners do not receive their original invested capital plus a 6% per annum cumulative return.

Prior to 2010, the Partnership distributed various amounts from the proceeds of property sales and refinancings. At both March 31, 2011 and December 31, 2010, approximately $3,892,000 of these distributions from proceeds are payable to the General Partner and Special Limited Partners as the distributions are subordinated and deferred per the Partnership Agreement until the limited partners receive 100% of their original capital contributions from surplus cash.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $135,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $229,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Events

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,000. During 2009, the Partnership incurred approximately $13,000 in clean up costs, which were included in operating expense and received insurance proceeds of approximately $9,000. The Partnership recognized a casualty gain of approximately $9,000 during 2009 as the damaged assets were fully depreciated at the time of the casualty. During the second quarter of 2010, the Partnership recognized an additional casualty gain of approximately $4,000 due to the receipt of additional insurance proceeds.

In September 2009, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms and flooding.  The cost to repair the damage was approximately $18,000. During the second quarter of 2010, the Partnership

Note C – Casualty Events (continued)

received insurance proceeds of approximately $15,000 related to this casualty and recognized a casualty gain of approximately $15,000 as the damaged assets were fully depreciated at the time of the casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,350,000, including approximately $41,000 of clean up costs and $104,000 for lost rents. The $104,000 for lost rents is included in receivables and deposits at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2010, the Partnership incurred approximately $36,000 of clean up costs which are included in operating expense and are offset by insurance proceeds of approximately $36,000. Insurance proceeds of approximately $812,000 were received during the three months ended March 31, 2010, which included approximately $36,000 for clean-up costs. Insurance proceeds received of approximately $181,000 were held in escrow with the mortgage lender as of December 31, 2010 and released to the property during the three months ended March 31, 2011. The Partnership recognized a casualty gain of approximately $776,000 during the three months ended March 31, 2010 as the damaged assets were fully depreciated at the time of the casualty. The Partnership anticipates receiving additional proceeds related to this casualty during 2011.

In January 2010, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms. The cost to repair the damage was approximately $18,000. During the second and third quarters of 2010, the Partnership received insurance proceeds of approximately $7,000 related to this casualty and recognized a casualty gain of approximately $7,000 as the damaged assets were fully depreciated at the time of the casualty.

During May 2010, all of the Partnership’s investment properties incurred damages from a severe rain storm. The damages at 865 Bellevue Apartments consisted of water leaks in several of the apartment units. The cost to repair the units and improve drainage was approximately $2,000 which was included in operating expenses during the third quarter of 2010. No insurance proceeds are expected to be received related to this casualty. The damages at Arbours of Hermitage Apartments consisted of water leaks and downed trees. The cost to repair the units and clean up the landscaping damage was approximately $20,000. During the third and fourth quarters of 2010, the Partnership received insurance proceeds of approximately $19,000 related to this casualty and recognized a casualty gain of approximately $19,000 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty. The damages at Post Ridge Apartments consisted of water leaks to several of the apartment units, downed trees and land erosion. The cost to repair the units and clean up the landscaping damage was approximately $45,000. During the third and fourth quarters of 2010, the Partnership received insurance proceeds of approximately $45,000, of which approximately $43,000 was for costs associated with the repair of the damaged units and clean up of the landscaping damage and was included as an offset to operating expenses. The Partnership recognized a casualty gain of approximately $2,000 during the third quarter of 2010 as the damaged assets were fully depreciated at the time of the casualty. Additional costs of approximately $309,000 are expected to be incurred related to addressing the land erosion.  The Partnership will not receive any insurance proceeds for these additional costs.  As of March 31, 2011 and December 31, 2010, the Partnership had incurred approximately $6,000 and $147,000, respectively, in capital expenditures and approximately $1,000 and $43,000, respectively, in operating expenses related to the land erosion.  The Partnership expects to incur the remaining $112,000 associated with remedying the land erosion during 2011.

Note C – Casualty Events (continued)

Subsequent to March 31, 2011, 865 Bellevue Apartments suffered fire damage to one of its apartment buildings as a result of lightning strikes. The damages to the building include complete destruction of four of the units and significant smoke and water damage to the remaining four units in the building. All eight units will require complete replacement. The estimated cost to repair the damaged units is approximately $850,000, including approximately $160,000 of clean up costs and $50,000 for lost rents. The Partnership anticipates receiving insurance proceeds related to this casualty.

Note D – Note Receivable

In connection with the sale of Belmont Place in December 2008, the Partnership provided partial financing of $2,250,000 to the purchaser.  Monthly payments of interest only commenced February 1, 2009 and were to continue through November 1, 2034, which was consistent with the maturity of the senior mortgage loan on Belmont Place that was assumed by the purchaser in connection with the sale. The entire principal balance of the note was due at maturity. Interest on the note was payable at a rate of 3.5% for the first three years and 4% each year thereafter until maturity.  At the date of the sale, the fair value of the note receivable was approximately $1,512,000 and accordingly the Partnership recorded a discount of approximately $738,000 which was calculated using a rate of 6.5%.  The discount was to be amortized over the term of the note. During the three months ended March 31, 2010, the Partnership recognized approximately $25,000 of interest income associated with this note which is included in other income. During the fourth quarter of 2010, the Partnership received from the purchaser $2,250,000 plus accrued interest in full satisfaction of the note receivable. The remaining discount balance at the date of payment of approximately $701,000 was recognized as interest income during the fourth quarter of 2010.

Note E – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note F – Contingencies

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. During the three months ended March 31, 2011, the Partnership incurred approximately $56,000 related to mold removal in connection with repairs to apartment units at the Partnership’s investment properties. As of December 31, 2010, the Partnership had incurred approximately $3,035,000 related to mold removal in connection with repairs to apartment units at the Partnership’s investment properties. The Partnership may incur future expenses related to mold removal in some of its apartment units in connection with other repairs or renovations. The Partnership cannot estimate the amount, if any, of these future costs. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Arbours of Hermitage Apartments	92%	93%
Nashville, TN
865 Bellevue Apartments	97%	96%
Nashville, TN
Post Ridge Apartments (1)	94%	98%
Nashville, TN

(1)   The General Partner attributes the decrease in occupancy at Post Ridge Apartments to residents purchasing homes.

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

Results of Operations

The Partnership recognized net losses of approximately $740,000 and $154,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in net loss for the three months ended March 31, 2011 is due to the recognition of a casualty gain in 2010, partially offset by a decrease in total expenses.

Total revenues remained constant as a decrease in rental income was offset by an increase in other income. The decrease in rental income is primarily due to decreases in occupancy at Arbours of Hermitage Apartments and Post Ridge Apartments, partially offset by increases in the average rental rates at all three investment properties and an increase in occupancy at 865 Bellevue Apartments. Other income increased due to an increase in utility and trash service reimbursements at all of the Partnership’s investment properties, partially offset by a decrease in interest income received by the Partnership associated with the note receivable from the 2008 sale of one of the Partnership’s investment properties. The note was repaid in full during the fourth quarter of 2010.

Total expenses decreased due to decreases in operating, property tax and interest expenses. General and administrative and depreciation expenses remained relatively constant for the comparable periods. Operating expense decreased due to a decrease in clean up costs incurred in 2010 associated with repairing apartment units affected by fire and water damage during 2009 and a decrease in salaries and related benefits at all of the Partnership’s investment properties. Property tax expense decreased due to a reduction in the assessed value of all of the Partnership’s investment properties in 2010. Interest expense decreased as a result of scheduled payments made on the mortgages encumbering all of the Partnership’s investment properties which reduced the carrying value of the mortgages and a decrease in interest on advances from AIMCO Properties, L.P. as a result of the advances being repaid in full during 2010.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In February 2009, Arbours of Hermitage Apartments suffered wind damage to the roof of one of its buildings.  The estimated cost to repair the damaged units was approximately $9,000. During 2009, the Partnership incurred approximately $13,000 in clean up costs, which were included in operating expense and received insurance proceeds of approximately $9,000. The Partnership recognized a casualty gain of approximately $9,000 during 2009 as the damaged assets were fully depreciated at the time of the casualty. During the second quarter of 2010, the Partnership recognized an additional casualty gain of approximately $4,000 due to the receipt of additional insurance proceeds.

In September 2009, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms and flooding.  The cost to repair the damage was approximately $18,000. During the second quarter of 2010, the Partnership received insurance proceeds of approximately $15,000 related to this casualty and recognized a casualty gain of approximately $15,000 as the damaged assets were fully depreciated at the time of the casualty.

In November 2009, Arbours of Hermitage Apartments suffered fire damage to several of its buildings. The estimated cost to repair the damaged buildings is approximately $1,350,000, including approximately $41,000 of clean up costs and $104,000 for lost rents. The $104,000 for lost rents is included in receivables and deposits at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2010, the Partnership incurred approximately $36,000 of clean up costs which are included in operating expense and are offset by insurance proceeds of approximately $36,000. Insurance proceeds of approximately $812,000 were received during the three months ended March 31, 2010, which included approximately $36,000 for clean-up costs. Insurance proceeds received of approximately $181,000 were held in escrow with the mortgage lender as of December 31, 2010 and released to the property during the three months ended March 31, 2011. The Partnership recognized a casualty gain of approximately $776,000 during the three months ended March 31, 2010 as the damaged assets were fully depreciated at the time of the casualty. The Partnership anticipates receiving additional proceeds related to this casualty during 2011.

In January 2010, Arbours of Hermitage Apartments suffered water damage to its property as a result of severe rain storms. The cost to repair the damage was approximately $18,000. During the second and third quarters of 2010, the Partnership received insurance proceeds of approximately $7,000 related to this casualty and recognized a casualty gain of approximately $7,000 as the damaged assets were fully depreciated at the time of the casualty.

During May 2010, all of the Partnership’s investment properties incurred damages from a severe rain storm. The damages at 865 Bellevue Apartments consisted of water leaks in several of the apartment units. The cost to repair the units and improve drainage was approximately $2,000 which was included in operating expenses during the third quarter of 2010. No insurance proceeds are expected to be received related to this casualty. The damages at Arbours of Hermitage Apartments consisted of water leaks and downed trees. The cost to repair the units and clean up the landscaping damage was approximately $20,000. During the third and fourth quarters of 2010, the Partnership received insurance proceeds of approximately $19,000 related to this casualty and recognized a casualty gain of approximately $19,000 as the damaged assets were fully depreciated at the time of the casualty. No additional insurance proceeds are expected to be received related to this casualty. The damages at Post Ridge Apartments consisted of water leaks to several of the apartment units, downed trees and land erosion. The cost to repair the units and clean up the landscaping damage was approximately $45,000. During the third and fourth quarters of 2010, the Partnership received insurance proceeds of approximately $45,000, of which approximately $43,000 was for costs associated with the repair of the damaged units and clean up of the landscaping damage and was included as an offset to operating expenses. The Partnership recognized a casualty gain of approximately $2,000 during the third quarter of 2010 as the damaged assets were fully depreciated at the time of the casualty. Additional costs of approximately $309,000 are expected to be incurred related to addressing the land erosion.  The Partnership will not receive any insurance proceeds for these additional costs.  As of March 31, 2011 and December 31, 2010, the Partnership had incurred approximately $6,000 and $147,000, respectively, in capital expenditures and approximately $1,000 and $43,000, respectively, in operating expenses related to the land erosion.  The Partnership expects to incur the remaining $112,000 associated with remedying the land erosion during 2011.

Subsequent to March 31, 2011, 865 Bellevue Apartments suffered fire damage to one of its apartment buildings as a result of lightning strikes. The damages to the building include complete destruction of four of the units and significant smoke and water damage to the remaining four units in the building. All eight units will require complete replacement. The estimated cost to repair the damaged units is approximately $850,000, including approximately $160,000 of clean up costs and $50,000 for lost rents. The Partnership anticipates receiving insurance proceeds related to this casualty.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $422,000, compared to approximately $1,378,000 at December 31, 2010. The decrease in cash and cash equivalents of approximately $956,000 from December 31, 2010 is due to approximately $114,000, $691,000 and $151,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $591,000 during the three months ended March 31, 2010 to assist with the payment of real estate taxes and operations for all of the Partnership’s investment properties and capital expenditures at two of the investment properties. There were no advances made to the Partnership during the three months ended March 31, 2011. Interest on the 2010 advances was charged at a variable rate based on the market rate for similar type loans. Affiliates of the General Partner review the market rate quarterly. Interest expense was approximately $12,000 for the three months ended March 31, 2010. There were no outstanding loans or accrued interest owed at March 31, 2011 and December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Arbours of Hermitage Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $521,000 of capital improvements at Arbours of Hermitage Apartments, consisting primarily of computers, wall covering and floor covering replacements and construction related to the fire damage discussed above. These improvements were funded from operating cash flow, insurance proceeds and Partnership reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

865 Bellevue Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $42,000 of capital improvements at 865 Bellevue Apartments, consisting primarily of wall covering and floor covering replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership regularly evaluates the capital improvement needs of the property. Other than reconstruction related to the fire damage suffered subsequent to March 31, 2011 (as discussed above), the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Post Ridge Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $92,000 of capital improvements at Post Ridge Apartments, consisting primarily of cabinets, wall covering and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and Partnership reserves. The Partnership regularly evaluates the capital improvement needs of the property. Other than costs incurred to address the land erosion related to the May 2010 rain storms (as discussed above), the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property, replacement reserves and Partnership reserves.

Capital expenditures will be incurred only if cash is available from operations, Partnership cash reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements and casualty repairs due to the April 2011 fire at 865 Bellevue Apartments and the May 2010 rain storm damage at Post Ridge Apartments, operating cash flows for the remainder of 2011 will be generally sufficient for the Partnership to meet its current obligations in 2011 including 2011 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2011, the Partnership may request advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering the Partnership’s investment properties of approximately $34,820,000 matures at various dates between 2015 and 2022 with balloon payments of approximately $8,964,000, $16,373,000, $1,644,000 and $3,086,000 due in 2015, 2019, 2020 and 2022, respectively. Since the Partnership’s term will expire on December 31, 2011 and the term cannot be extended, the General Partner is currently evaluating its plans with respect to the Partnership’s three properties. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

There were no distributions declared or paid by the Partnership during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,778.5 limited partnership units (the “Units”) in the Partnership representing 69.37% of the outstanding Units at March 31, 2011.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 69.37% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

CONSOLIDATED CAPITAL PROPERTIES IV, LP

By: ConCap Equities, Inc.
General Partner

Date: May 16, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 16, 2011	By: /s/Stephen B. Waters
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